Form 10-Q/A
period 2000-06-30
PATH 1 NETWORK TECHNOLOGIES INC
filed 2000-08-11
CIK 1059404

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


                           (Mark One)
  [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
                           Securities
                      Exchange Act of 1934
          For the quarterly period ended June 30, 2000.
                               or

 [ ]   Transition Report Pursuant to Section 13 or 15(d) of the
                           Securities
                      Exchange Act of 1934
   For the transition period from ____________ to____________.

               Commission File Number (000-30704)


                PATH 1 NETWORK TECHNOLOGIES INC.
     (Exact name of registrant as specified in its charter)


               DELAWARE                         13-3989885
     (State or other jurisdiction of        (I.R.S. Employer
     incorporation or organization)       Identification No.)



    3636 NOBEL DRIVE, SUITE 275, SAN DIEGO, CALIFORNIA 92122
                         (858) 450-4220
  (Address, including zip code, and telephone number, including area code, of
                  principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares outstanding of the issuer's Class A Common
Stock, US$.001 par value, as of July 5, 2000 was 7,937,651. No shares of the issuer's Class B Common Stock are outstanding.

                        TABLE OF CONTENTS

CONDENSED BALANCE SHEETS                                       3
CONDENSED STATEMENTS OF OPERATIONS                             4
CONDENSED STATEMENTS OF CASH FLOWS                             5
NOTE 1 - BASIS OF PRESENTATION                                 6
NOTE 2 - MANAGEMENT ESTIMATES AND ASSUMPTIONS                  6
NOTE 3 - NET LOSS PER SHARE                                    6
NOTE 4 - PRIVATE PLACEMENT OFFERING                            6
NOTE 5 - TRANSACTIONS WITH LEITCH TECHNOLOGY CORPORATION       7
NOTE 6 - STOCK OPTIONS                                         7
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                            7
  FORWARD LOOKING STATEMENTS                                   7
  OVERVIEW                                                     8
  LIQUIDITY AND CAPITAL RESOURCES                              9
  RESULTS OF OPERATIONS                                       10
RISK FACTORS THAT MAY AFFECT FUTURE RESULTS                   11
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK                                                          19
PART II - OTHER INFORMATION                                   19
ITEM 1.  LEGAL PROCEEDINGS                                    19
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS            19
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                      20
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  20
ITEM 5.  OTHER INFORMATION                                    20
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                     20
  SIGNATURES                                                  21


                PATH 1 NETWORK TECHNOLOGIES INC.

                    CONDENSED BALANCE SHEETS
                         (in thousands)

                                        	       June 30,
						     December 31,
                        	                   2000       1999
ASSETS         		                       (Unaudited)  (Audited)
					        ---------   ---------
Current assets:
 Cash and cash equivalents..................     $  12,163    $  454
 Marketable securities, available for sale..         3,515         -
 Deposits and prepaid expenses..............            54        86
   Total current assets.....................	    15,732       540

Property and equipment, net.................	       151        59

Investment in Jyra Research, Inc............	        64       113

Total Assets................................       $15,947    $  712


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities...         $ 490    $  282
   Total current liabilities................           490       282

Commitments and contingencies...............             -         -

Stockholders' equity:
 Series A convertible preferred stock, $0.0001 par       -         -
  value; shares authorized - 10; no shares issued or
  outstanding at June 30, 2000 and December 31, 1999,
  respectively
 Common stock, $0.001 par value; issuable in series:      8         6
  Class A - 20,000,000 shares authorized; 7,812,651
    and 6,087,651 shares issued and outstanding at
    June 30, 2000 and December 31, 1999, respectively
  Class B - 10,000,000 shares authorized; no 	         -	   -
    shares issued or outstanding at June 30, 2000
    and December 31, 1999, respectively
 Additional paid-in capital.................	    38,816    10,264
 Deferred compensation......................       (8,002)   (3,162)
 Accumulated other comprehensive gain.......       419             -
 Deficit accumulated during the development stage  (15,784)  (6,678)
    Total stockholders' equity..............        15,457       430

Total liabilities and stockholders' equity..     $  15,947   $   712



                PATH 1 NETWORK TECHNOLOGIES INC.
               CONDENSED STATEMENTS OF OPERATIONS
            (in thousands, except per share amounts)
                           (unaudited)

                                  Three Months   Six Months    January 31, 1999
                                 Ended June 30,  Ended June 30,     through
                                  2000    1999   2000      1999  June 30, 2000
Operating expenses:
 Research and development costs.. $3,258 $  112 $ 4,736  $  653    $ 6,745
 Sales and marketing.............  1,472     79   2,149     121      2,800
 General and administrative
   expenses......................  1,487    492   2,267     644      6,278
    Total operating expenses..... (6,217)  (683) (9,152) (1,418)   (15,823)


Interest income, net.............     77      4      95       5        122
Loss on investment in Jyra
   Research, Inc.................      -      -     (49)      -        (83)

Net Loss.........................$(6,140) $(679) $(9,106) $(1,413) $(15,784)

Loss per common share -
   basic and diluted.............$ (0.82)  $(0.13) $ (1.33) $ (0.27)

Weighted average common shares
   outstanding...................  7,513    5,403    6,834    5,207




                PATH 1 NETWORK TECHNOLOGIES INC.

               CONDENSED STATEMENTS OF CASH FLOWS
                         (in thousands)
                           (unaudited)

                                                              January 31, 1998
                                            Six Months Ended     (inception)
                                                June 30,           through
                                             2000      1999     June 30, 2000
Cash flows from operating activities:
 Net loss.............................. $  (9,106) $ (1,413)         $(15,784)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
  Depreciation and amortization.........        62         9                92
  Amortization of deferred compensation.     1,608       418             4,327
  Common stock issued to employees by
   principal stockholders...............         -         -               330
  Common stock options issued for services   3,232       110               330
  Loss on investment in Jyra Research, Inc.     49         -             3,617
 Changes in assets and liabilities:
  Other current assets..................        32        (5)              (54)
   Accounts payable and accrued liabilities    208         9               491
     Cash used in operating activities..    (3,915)     (872)           (6,898)

Cash flows from investing activities:
 Purchases of property and equipment....      (154)       (6)             (244)
     Cash used in investing activities..      (154)       (6)             (244)

Cash flows from financing activities:
 Issuance of common stock for cash, net     15,778     1,596            19,305
     Cash provided by financing activities  15,778     1,596            19,305

Increase in cash and cash equivalents...    11,709       718            12,163

Cash and cash equivalents, beginning of period 454       119                 -
Cash and cash equivalents, end of period   $12,163    $  837            12,163

Supplemental disclosure of noncash investing activities:
 Issuance of Series A convertible preferred
  stock in exchange for investment in Jyra
  Research, Inc.........................   $     -    $    -           $   147
 Issuance of common stock for marketable
  securities............................   $ 3,096    $    -           $ 3,096


NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed balance sheet as of June 30, 2000, the condensed statements of operations for the three and six month periods ended June 30, 2000 and 1999 and for the period from January 31, 1998 (inception) to June 30, 2000, and the condensed statements of cash flows for the six month periods ended June 30, 2000 and 1999 and for the period from January 31, 1998 (inception) to June 30, 2000 have been prepared by Path 1 Network Technologies Inc. (the "Company"), and have not been audited. These quarterly financial statements, in the opinion of management, include all adjustments, consisting only of normal and recurring adjustments, necessary to state fairly the financial information set forth therein, in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 10/A filed June 19, 2000. The interim financial information contained in this filing is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2000.

NOTE 2 - MANAGEMENT ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - NET LOSS PER SHARE

Basic and diluted net loss per share has been computed in accordance with Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings Per Share," using the weighted-average number of shares of common stock outstanding during the period including any dilutive common stock equivalents. Common stock equivalents for the three and six months ending June 30, 2000 and 1999 were excluded from the calculation of diluted earnings per share because of the anti-dilutive effect.

Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, common shares, if any, issued in each of the periods presented for nominal consideration would be included in the per share calculations as if they were outstanding for all periods presented. No such shares have been issued.

NOTE 4 - PRIVATE PLACEMENT OFFERING

In May 1999, the company authorized a private placement offering of up to 1,250,000 shares of Class A Common Stock to accredited investors at a price of US$8.00 per share. Between January 1, 2000 and May 31, 2000, the Company sold 600,000 shares of Class A
Common Stock to accredited investors pursuant to this offering, resulting in net cash proceeds totaling approximately US$4.6 million. In connection with the offering, the Company granted options to purchase 30,000 shares of Class A Common Stock at an exercise price of US$8.00 per share through February 2007 as payment for finder's fees, and incurred other offering expenses of US$190,000.

NOTE 5 - TRANSACTIONS WITH LEITCH TECHNOLOGY CORPORATION

In April 2000, the Company sold 1,250,000 shares of its Class A Common Stock in a private placement to Leitch Technology Corporation ("Leitch") for US$8.00 per share, resulting in gross proceeds of US$10.0 million. The Company also received 200,000 shares of Leitch common stock with a fair value at the date of the transaction of US$3.1 million. Leitch's common stock is publicly traded on the Toronto Stock Exchange under the symbol "LTV" and on the NASDAQ National Market under the symbol "LVID". In conjunction with the private placement, the Company entered into a technology license agreement with Leitch and provided Leitch a non-exclusive worldwide royalty bearing license (except as to TrueCircuitT technology in products designed for the professional video market, which is subject to an exclusive royalty bearing license in favor of Leitch) to utilize the Company's intellectual property to develop and sell products which incorporate its proprietary TrueCircuitT technology. The Class A Common Stock sold to Leitch are subject to Rule 144's restrictions on resale as they were unregistered securities purchased in a private transaction.

NOTE 6 - STOCK OPTIONS

During the six month period ended June 30, 2000, the Company granted 2,060,410 stock options to employees and consultants with vesting periods ranging from immediate to four years. The options are for the purchase of 46,250 shares of Class A Common Stock at an exercise price of US$8.00 per share and 2,014,160 shares of Class B Common Stock at an exercise price of US$4.35 per share. During the six month period ended June 30, 2000, the Company recorded compensation expense of US$4.8 million related to options outstanding to employees and consultants.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This document may contain forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "except," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations. Except to the extent required by federal law, we disclaim any duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" included herein or in the Company's Registration Statement on Form 10/A and other reports and filings made with the Securities and Exchange Commission.

OVERVIEW

Over the next several years we expect a significant increase in the number of audio, video and telephony transmissions over the Internet, and accordingly that there will be a market for products, which can enable wired data transmission networks to handle equally adeptly each of these kinds of transmissions. We plan to position ourselves at the forefront of this movement through the introduction of products based on our proprietary TrueCircuitT technology. Our TrueCircuitT technology is capable of enabling the efficient transmission of all communications over a single network and bringing high-level quality of service (QoS) and real-time audio, video and telephony capabilities to the Internet and to standard Internet Protocol (IP) networks. Our intended real-time data delivery product line for business and, ultimately, the home would have the potential to change the way video content is produced and delivered. For example, TrueCircuitT would enable the producer of video to transmit the video digitally over an Ethernet network tousers, who would receive it with negligible latency or jitter. This allows for the replacement of the current method of using analog video and facilitates a 100% digital approach to video production, distribution, editing and broadcast. Businesses and ultimately, homes could then receive digital video over the Internet. In addition, we expect TrueCircuitT would ensure that a phone call placed over the Internet will be delivered as reliably as calls made over today's telephone network by guaranteeing the same end-to-end quality of service presently provided by existing telephone networks. Among other benefits, our intended products would also enable improved interaction of computers, telephone equipment, video equipment and network appliances.

As it operates today, IP (which is simply a common set of procedures, conventions and rules to link together computers and information across the world) fragments information into packets of data and automatically routes these packets to their correct destination via intermediate switching nodes called IP routers. This process, known as "packet-switching", does not ensure that packets will arrive in the same order in which they were sent, or that they will arrive at their destinations in a timely manner.

Packet-switching works best for transmission of data, which is tolerant of packet re-ordering and large variations in transmission time (known as "jitter"). Jitter causes the recipient of an audio or video transmission to experience a jerky or otherwise imperfect signal. Lengthy download times are often
experienced as packets respectively arrive.   In contrast, the
transmission of real-time signals, including audio and video, requires timely, predictable and consistent delivery.
Traditional telephone networks use "circuit-switching" to meet the needs of real-time audio signals. Circuit-switching ensures that a communications signal always has a consistent, fixed point-to-point path, or "channel", from source to destination. Because circuit-switching maintains a constant route, it minimizes end-to-end delays and jitter. However, traditional circuit-switching is not practical for many of today's Internet uses due to its relatively rigid and inflexible structure.

Our technology addresses the inherent deficiencies in the delivery of audio and video data as applied to transmission of real-time signals by superimposing a circuit-switched infrastructure on standard IP networking, while maintaining full compatibility with existing IP networks.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception on January 31, 1998 we have financed our operations primarily through the sale of common equity securities to investors and strategic partners. The funds are currently invested in U.S. Treasury and government agency obligations and investment-grade corporate obligations. We also hold stock in two corporate partners, which they issued directly to us.

At June 30, 2000, we had net working capital of US$15.2 million compared to US$258,000 at December 31, 1999. Cash, cash equivalents and marketable securities totaled US$15.7 million at June 30, 2000 compared to US$454,000 at December 31, 1999. For the next several years, we expect to incur substantial additional expenditures associated with research and development in addition to increased costs associated with staffing for management and administration functions. We anticipate that our existing resources will enable us to fund operations for a minimum of one year.

Cash used for operating activities during the six months ended June 30, 2000 and 1999 was US$3.9 million and US$900,000, respectively. This increase was primarily the result of an increase in personnel expenses, promotional and marketing expenses, recruiting fees and other operating costs.

Cash used for investing activities during the six months ended
June 30, 2000 and 1999 was US$154,000 and US$6,000, respectively.
This increase was primarily the result of the purchase of computers and other equipment.

Cash provided by financing activities during the six months ended June 30, 2000 and 1999 was US$15.8 million and US$1.6 million, respectively. This increase was primarily due to the proceeds from the private placement with Leitch Technology Corporation and other private placement issuances.

We have no material commitments other than our operating leases. Our future capital requirements will depend upon many factors, including the timing of research and product development efforts and expansion of our general and administrative functions and marketing efforts. We expect to continue to expend significant amounts on research and development staffing, infrastructure and computer equipment to support on-going research and development activities.

In April 2000, we sold 1,250,000 shares of our Class A Common Stock in a private placement to Leitch for US$8.00 per share, resulting in gross proceeds of US$10,000,000. We also received 200,000 shares of Leitch common stock with a fair market value at the date of the transaction of US$3.1 million. In conjunction with the private placement, we entered into a technology license agreement with Leitch and provided Leitch a non-exclusive worldwide royalty bearing license (except as to TrueCircuitT technology in products designed for the professional video market, which is subject to an exclusive royalty bearing license in favor of Leitch) to utilize our intellectual property to develop and sell products incorporating our TrueCircuit technology.

We may pursue a number of options to raise additional funds, including borrowings; lease arrangements; collaborative research and development arrangements with technology companies; the licensing of product rights to third parties; or additional public and private financing. There can be no assurance that funds from these sources will be available on favorable terms, or at all. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 VS. THREE MONTHS ENDED
JUNE 30, 1999

Our revenues were immaterial in both the second quarter of 2000 and the second quarter of 1999.

Our research and development expenses increased from US$112,000 for the quarter ended June 30, 1999 to US$3.2 million for the quarter ended June 30, 2000. The increase of US$3.1 million is primarily due to new employees and higher personnel expenses for engineering staff and US$2.7 million from the recognition of compensation expense associated with the issuance of stock options below estimated fair value. Increased cash expenditures were made possible by the receipt of equity financing.

Our sales and marketing expenses increased from US$79,000 for the quarter ended June 30, 1999 to US$1.5 million for the quarter ended June 30, 2000. The increase of $1.3 million is primarily due to an increase in promotional and product marketing expenses and US$0.6 million from the recognition of compensation expense associated with the issuance of stock options below estimated fair value. Increased cash expenditures were made possible by the receipt of equity financing.

Our general and administrative expenses increased from US$492,000 for the quarter ended June 30, 1999 to US$1.5 million for the quarter ended June 30, 2000. The increase of US$1.0 million is primarily due to higher consulting and legal expenses.

Our interest income increased from US$4,000 for the quarter ended
June 30, 1999 to US$77,000 for the quarter ended June 30, 2000.
This increase was due to higher average cash balances during the quarter ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2000 VS. SIX MONTHS ENDED JUNE 30, 1999

Our revenues were immaterial in both the first six months of 2000 and the first six months of 1999.

Our research and development expenses increased from US$653,000 for the six months ended June 30, 1999 to US$4.7 million for the six months ended June 30, 2000. The increase of US$4.0 million is primarily due to higher expenses for consulting, higher engineering staff headcount and higher expenses for prototype materials and equipment and US$3.3 million from the recognition of compensation expense associated with the issuance of stock options below estimated fair value.

Our sales and marketing expenses increased from US$121,000 for the six months ended June 30, 1999 to US$2.1 million for the six months ended June 30, 2000. The increase of US$2.0 million is primarily due to an increase in promotional and product marketing expenses and US$1.1 million from the recognition of compensation expense associated with the issuance of stock options below estimated fair value.

Our general and administrative expenses increased from US$644,000 for the six months ended June 30, 1999 to US$2.3 million for the
six months ended June 30, 2000.   The increase of US$1.7 million
is primarily due to higher consulting and legal expenses and US$0.4 million from the recognition of compensation expense associated with the issuance of stock options below estimated fair value mainly to executive search consultants for recruiting key members of management.

Our interest income increased from US$5,000 for the six months ended June 30, 1999 to US$95,000 for the six months ended June 30, 2000. The increase of US$90,000 was due to higher average cash balances during the six months ended June 30, 2000, which included proceeds from a private placement with Leitch completed in April of 2000. Cash from this private placement enabled us to increase our spending in various expense categories in the 2000 period.

Our other expense increased from zero for the six months ended June 30, 1999 to US$49,000 for the six months ended June 30, 2000. The increase of US$49,000 is due to a loss recorded in conjunction with the decline in the fair market value of our investment in Jyra Research, Inc., that was determined to be other than temporary.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND THE OTHER INFORMATION INCLUDED HEREIN AS WELL AS THE INFORMATION INCLUDED IN OUR FORM 10/A FILED ON JUNE 19, 2000, AND OTHER REPORTS AND FILINGS MADE WITH THE SECURITIES AND EXCHANGE COMMISSION BEFORE INVESTING IN OUR COMMON STOCK. OUR BUSINESS AND RESULTS OF OPERATIONS COULD BE SERIOUSLY HARMED BY ANY OF THE FOLLOWING RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THESE RISKS, AND YOU MAY LOSE PART OR ALL OF YOUR INVESTMENT.

IT IS DIFFICULT TO EVALUATE OUR BUSINESS BECAUSE WE HAVE NOT YET
LAUNCHED ANY PRODUCTS COMMERCIALLY.

We have a relatively brief operating history. We were incorporated in January 1998 and commenced operations in May 1998. We do not yet have any products in commercial production. Accordingly, we are subject to all of the risks associated with new business ventures including, without limitation, those associated with raising capital, acquiring or developing products which function as intended, arranging for suitable manufacturing facilities, entering into strategic relationships with other companies, identifying and retaining necessary personnel, establishing and penetrating markets for our proposed products and achieving profitable operations.

WE NEED MORE WORKING CAPITAL TO EXPAND OUR BUSINESS, AND OUR
PROSPECTS FOR OBTAINING ADDITIONAL FINANCING ARE UNCERTAIN.

As we are a new business with no sales or revenues to date, we anticipate that we will require additional financing to fund expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or equity-linked securities, the percentage ownership of our stockholders would be reduced. In addition, these securities may have rights, preferences or privileges senior to the rights of the securities held by our current stockholders. We cannot guarantee that additional financing will be available in the future on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to continue our operations, fund our expansion, take advantage of potential opportunities, develop or enhance products, or otherwise respond to competitive pressures would be significantly limited. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" for a discussion of working capital.

WE ARE RELYING ON LEITCH TECHNOLOGY CORPORATION FOR MARKETING
INTO OUR FIRST TARGET MARKET.

Pursuant to the Technology License Agreement between us and Leitch Technology Corporation dated April 10, 2000, we have granted Leitch an exclusive license, even as to us, for sale of TrueCircuitT-based products into the professional broadcast video market. This is the first agreement that we have entered into for licensing and sale of TrueCircuitT-based products. We are precluded from selling our intended products directly into the professional broadcast video market until the exclusive license expires. The exclusive license will last for one year and, thereafter, shall automatically renew for consecutive additional one-year periods provided we receive the minimum aggregate monies and other consideration for that year as set forth in the Technology License Agreement. Therefore, it is possible that Leitch's exclusive license shall continue well past its initial one-year term, thus lengthening the period of time during which we will be prohibited from selling and marketing directly into this first target market. Although it is possible that we may sell the PG1 (the TrueCircuitT-based product that we have developed for distribution into the professional broadcast video market) to Leitch for re-sale into this target market, discussions regarding such a distribution agreement are still in the early stages.

Our ability to profit from the professional broadcast video market, whether it be through sale of the PG1 to Leitch or future direct sales into this target market, will depend heavily upon the motivation and success of Leitch in developing, manufacturing, launching and marketing TrueCircuitT-based products in this field. The more successful their efforts, the more royalties we shall ultimately receive from Leitch (such royalties shall not commence until termination of the five-year royalty-free period in favor of Leitch). If Leitch's TrueCircuitT-based products experience difficulties (e.g. operational malfunctions or poor sales experience) upon their introduction to the professional broadcast video market, TrueCircuitT may encounter difficulties in marketing TrueCircuitT-based products in other fields.

OUR PROPOSED PRODUCTS ARE ONLY AT A DEVELOPMENTAL STAGE

Our proposed products are either at the conceptual stage, i.e., ideas for products, or have been reduced to beta units or prototypes that must be tested and modified. Our product development and commercialization process will incorporate the necessary steps to assure conformance to industry standards and protocols. This conformance shall include FCC part 68 compliance, the North American Telecom Testing Standards, for the telephone interface on the TMGII (none of our other products, as currently envisioned, have a telephone interface and therefore do not have this requirement) and Underwriter Laboratories certification for the PG1 (all of our other products were designed so as not to require this certification). Our current marketing plans and product designs do not require any other certifications. We must continue our efforts to design these proposed products and arrange for prototypes of each product to be manufactured, tested and de-bugged before we can implement our marketing plan. There is no assurance that each of these milestones can be achieved or that, if they are achieved, we will be able to effectively market our products and achieve profitable operations.

WE MAY BE UNABLE TO OBTAIN PATENT PROTECTION FOR OUR CORE
TECHNOLOGY AND PRODUCTS, AND THERE IS A RISK OF INFRINGEMENT

We intend to patent our core technology and our products. However, there can be no assurance that patents will be issued to us, or, if patents are issued, that they will be broad enough to prevent significant competition or that third parties will not infringe upon or design around such patents to develop a competing product. Furthermore, others may design and manufacture superior products.

In addition to seeking patent protection for our products, we intend to rely upon a combination of trade secret, copyright and trademark laws, and contractual provisions to protect our proprietary rights in our products. There can be no assurance that these protections will be adequate or that competitors will not independently develop technologies that are substantially equivalent or superior to our products.

There has been a trend toward litigation regarding patent and other intellectual property rights in the telecommunications industry. Although there are currently no lawsuits pending against us regarding possible infringement claims, there can be no assurance such claims will not be asserted in the future or that such assertions will not materially adversely affect our business, financial conditions and results of operation. Any such suit, whether or not it has merit, would be costly to us in terms of employee time and defense costs and could materially adversely affect us. If an infringement or misappropriation claim is successfully asserted against us, we may need to obtain a license from the claimant to use the intellectual property rights. There can be no assurance that such a license will be available on reasonable terms or at all.

WE FACE COMPETITION IN OUR INDUSTRY FROM MUCH LARGER COMPANIES
WITH SIGNIFICANTLY GREATER RESOURCES THAN OUR OWN, AND SUCH
COMPETITION IS LIKELY TO INCREASE IN THE FUTURE.

Although our strategy is to seek to enter markets where our intellectual property gives us a strong competitive advantage, we still presently face indirect and direct competition in these markets. We anticipate that the competitive pressures we currently face will increase significantly in the future. A number of major network equipment providers such as Cisco Systems, 3Com and Lucent have announced network convergence strategies. Other competitors are developing alternative network approaches which, if successful, could materially and adversely affect us. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and substantially larger customer bases then we have. In addition, many of our competitors may be able to respond more quickly than we can to new or emerging technologies, as well as devote greater resources than we can to the development, promotion and sale of their products. Increased competition could force us to reduce prices, could lower our projected margins and could hinder our ability to gain or hold market share. In addition, if we expand internationally, we may face additional competition. There can be no assurance that we will be able to compete successfully against current and future competitors.

WE MAY NOT BE ABLE TO PROFIT FROM GROWTH IN OUR BUSINESS IF WE
ARE UNABLE TO EFFECTIVELY MANAGE THE GROWTH

Our senior managers have limited or no experience in management positions and in managing rapid growth. We anticipate (but by no means do we guarantee) that we will grow rapidly in the near future and that this growth will place significant strain on our managerial, financial and personnel resources. The pace of our anticipated expansion, together with the complexity of the technology involved in our proposed products, demands an unusual amount of focus on the operational needs of our future customers for quality and reliability, as well as timely delivery and post-installation field support. In addition, relationships with new customers generally require significant engineering support. Therefore, adoption of our products by customers would increase the strain on our resources, especially our engineers. To reach our goals, we will need to hire on a rapid basis, while, at the same time, invest in our infrastructure. We expect that we will also have to expand our facilities. In addition, we will need to:

        -  successfully train, motivate and manage new employees;

        -  expand our sales and support organization;

        - integrate new management and employees into our overall operations; and

        -  establish improved financial and accounting systems.

We may not succeed in anticipating all of the changing demands that growth would impose on our systems, procedures and structure. If we fail to effectively manage our expansion, our business may suffer.

COMPETITION FOR EMPLOYEES IN OUR INDUSTRY IS INTENSE, AND WE MAY
NOT BE ABLE TO HIRE KEY EMPLOYEES.

Our future success will depend, in part, on our ability to attract and retain highly skilled employees, particularly management (including senior management), technical and sales personnel. We believe our current roster of senior management is incomplete and that if we are to succeed we must identify and hire several additional professional senior managers, including a Vice President of Network Systems, Vice President of Marketing and Sales and Vice President of Engineering. Competition for employees in our industry and in our geographic region is intense due to the scarcity of available people with the necessary professional technical skills. We may be unable to identify and attract highly qualified employees in the future. In addition, we may not be able to successfully assimilate these employees or hire qualified key management personnel to replace them.

WE ARE DEPENDENT ON OUR KEY EMPLOYEES FOR OUR FUTURE SUCCESS, AND
NONE OF THESE KEY EMPLOYEES IS OBLIGATED TO STAY WITH US.

Our success depends on the efforts and abilities of our senior management, specifically Ronald Fellman, Douglas Palmer, Michael Elliott, Richard Slansky and other senior managers yet to be identified and hired, and certain other key personnel including Alan Remen, Yendo Hu, John Hooker, Grady Taylor and John Beer. We currently do not have key man life insurance on any of these employees. If any of these key employees leaves or is seriously injured and unable to work and we are unable to find a qualified replacement, then our business could be harmed.

WE ARE IN LITIGATION WITH A FORMER COMPANY INSIDER. THIS
LITIGATION MAY BE PROTRACTED AND MAY DIVERT COMPANY RESOURCES
AWAY FROM THE CONDUCT OF OUR BUSINESS.

Dr. Franklin Felber, a former director and officer of ours, has sued us and three of our directors for alleged wrongdoing in connection with an option to purchase 255,640 shares of our Class A Common Stock which he granted to Jyra Research, Inc. in January 1999. Felber's action, filed November 29, 1999, seeks unspecified compensatory and punitive damages. Also, we are suing him for breach of oral contract, breach of fiduciary duty, breach of the covenant of good faith and fair dealing, and unfair business practices in connection with representations made to us to induce us to issue stock to him. We are seeking damages.

The litigation may cause a substantial expense for attorneys fees and a diversion of management attention, regardless of the outcome of the litigation. In addition, disputes such as this one can be harmful to companies, especially a company such as ours which is in the early stage of development.

OUR EXECUTIVE OFFICERS, DIRECTORS AND 5% STOCKHOLDERS CURRENTLY
MAINTAIN SUBSTANTIAL VOTING CONTROL OVER US, WHICH WILL ALLOW
THEM TO CONTROL MOST MATTERS SUBMITTED TO STOCKHOLDERS FOR
APPROVAL.

Our executive officers, directors and 5% stockholders beneficially own, in the aggregate, 58% of our outstanding Class A Common Stock. As a result, these stockholders (or subgroups of them) retain substantial control over matters requiring approval by our stockholders, such as the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control.

UNANTICIPATED DELAYS OR PROBLEMS IN INTRODUCING OUR PROPOSED
PRODUCTS OR IMPROVEMENTS TO OUR PROPOSED PRODUCTS MAY CAUSE
CUSTOMER DISSATISFACTION OR DEPRIVE US OF THE "FIRST-TO-MARKET"
ADVANTAGE.

Except for Michael Elliott and Richard Slansky, management has limited or no experience in manufacturing and shipping products. In addition, delays in the development of prototype products are not uncommon in high-tech industries such as ours. If we experience problems related to the introduction or modification of our proposed products or the reliability and quality of such products, which problems delay the introduction of our proposed products or product improvements by more than a few months, we could experience reduced product sales and adverse publicity. We believe that whichever company is first-to-market with viable products in the markets we intend to address will gain a significant advantage with customers; delays could prevent us from being the company which gains this advantage.

Our proposed products are complex and are likely to contain a number of undetected errors and defects, especially when these proposed products are first released. These errors or defects, if significant, could harm the performance of these proposed products, result in ongoing redevelopment and maintenance costs and/or cause dissatisfaction on the part of customers. These costs, delays or dissatisfaction could harm our business.

MANAGEMENT MAY APPLY THE PROCEEDS RECEIVED FROM ANY ONGOING OR
FUTURE SALE OF OUR SECURITIES TO USES THAT DECREASE OUR PROFITS
OR MARKET VALUE.

We have used, and will continue to use, the net proceeds from sale of our securities for general corporate purposes, including working capital, and for research and development, but also for matters such as legal fees for litigation. We determine, based on our existing needs, how the proceeds will be allocated among the anticipated uses. Accordingly, our management has significant flexibility in applying the net proceeds from any sale of our securities and operating income (if any). The money may be used for corporate purposes that have the unintended effect of decreasing stockholder value.

TO DATE THERE HAS BEEN ONLY A LIMITED PUBLIC MARKET FOR OUR
COMMON STOCK AND THERE IS NO ASSURANCE THAT AN ACTIVE TRADING
MARKET FOR OUR COMMON STOCK WILL EVER EXIST.

As of July 5, 2000, there were 7,937,651 shares of our Class A Common Stock outstanding. Prior to this registration of our Class A Common Stock under the Securities Exchange Act of 1934, there has been only a limited public market for Path 1 securities. There can be no assurance that a broad public market for our securities will arise once our Class A Common Stock is registered. We may be unable to attract and maintain good-quality market makers. In the event a liquid market for our Class A Common Stock does develop, there can be no assurance that the market will be strong enough to absorb all of the Class A Common Stock currently owned by our stockholders. In addition, subsequent issuances of equity or equity-linked securities may further saturate the market for our Class A Common Stock. The resale of substantial amounts of our Class A Common Stock will have a depressive effect on the market.

Principal stockholders with an aggregate of 3,339,360 shares of Class A Common Stock were subject to a lock-up agreement which expired on February 1, 2000. 1,655,000 of these shares were sold by two of these principal stockholders to Leitch on April 10, 2000. Because these principal stockholders were "affiliates" for purposes of Rule 144, tacking was not permitted and Leitch was required to commence a new holding period. These 1,655,000 shares may not be resold under Rule 144 until April 2001, one year after they were purchased. Public resales of an additional 1,428,720 of the shares previously subject to the lock-up agreement, beginning three months after the effective date of this registration statement, could result in an imbalance of supply and demand in the market for our Class A Common Stock. These 1,428,720 shares cannot be resold publicly before the three-month point because they are "control securities" which could only be resold under Rule 144, and by its terms Rule 144 has not been available for resales for some time before February 1, 2000 and will also not be available for the first three months after our Securities Exchange Act registration via this Form 10. Franklin Felber, the former owner of the remaining 255,640 shares of Class A Common Stock subject to the expired lock-up agreement, is not subject to Rule 144. Dr. Felber has 1,000 shares of record of Class A Common Stock.

THE MARKET PRICE OF OUR CLASS A COMMON STOCK MAY FLUCTUATE
SIGNIFICANTLY, IN WHICH CASE STOCKHOLDERS MAY LOSE ALL OR PART OF
THEIR INVESTMENT.

Our Class A Common Stock is presently quoted for trading on the Pink Sheets, a static, paper-based quotation medium that typically includes thinly traded, speculative companies with few market makers, and on the Third Segment of the Frankfurt Stock Exchange. Once this registration statement has been declared effective, we plan to be reinstated on the OTC Bulletin Board, a regulated quotation service that displays real-time quotes and other information about over-the-counter (OTC) equity securities. The market price for our Class A Common Stock is susceptible to a number of internal and external factors including:

         -  quarterly variations in operating results;

         -  announcements of technological innovations;

         - the introduction of new products or changes in product pricing policies by us or our competitors;

         -  proprietary rights disputes or litigation; and

         - changes in earnings estimates by analysts or other factors.

In addition, stock prices for many technology companies fluctuate widely for reasons which may be unrelated to operating results. These fluctuations, as well as general economic, market and political conditions such as interest rate increases, recessions or military conflicts, may materially and adversely affect the market price of our Class A Common Stock.

WE OFFER STOCK OPTIONS TO OUR EMPLOYEES, WHICH COULD RESULT IN
SUBSTANTIAL DILUTION TO ALL STOCKHOLDERS.

In order to provide incentives to current employees and induce prospective employees and consultants to work for us, we have offered and issued options to purchase our Class A Common Stock and Class B Common Stock. As of July 5, 2000, there were options outstanding to purchase 936,086 shares of our Class A Common Stock, and there were options outstanding under our 1999 Stock Option/Stock Issuance Plan to purchase 2,332,216 shares of Class B Common Stock. We will continue to issue options to purchase sizable numbers of shares of stock to new and existing employees, directors, advisors, consultants or other individuals as we deem appropriate and in our best interests. The grant and subsequent exercise of such options could result in substantial dilution to all stockholders. As of July 5, 2000, 1,167,784 shares of Class B Common Stock under our 1999 Stock Option/Stock Issuance Plan remain authorized but not yet subject to options.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

We are exposed to changes in interest rates primarily from our investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at June 30, 2000.


                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 20, 1999, we filed a complaint against certain stockholders and their affiliates for breach of oral contract, professional negligence, breach of fiduciary duty, constructive trust, breach of the covenant of good faith and fair dealing and unfair business practice, primarily in connection with the allocation of founders stock of the Company. On November 29, 1999, Dr. Franklin Felber, a former officer and director of ours, who was a defendant in the September 20, 1999 complaint, filed a cross-complaint against us, certain of our directors and Jyra Research, Inc. alleging fraud, breach of fiduciary duty, breach of the covenant of good faith and fair dealing, and misrepresentation in connection with the exercise by Jyra's assignees of Jyra's arrangement to purchase from him for US$4.00 per share, 30,000 shares of our Class A Common Stock in February 1999 and 225,640 shares of our Class A Common Stock in July 1999.

In April 2000, this complaint and all counterclaims arising out of it were settled as to all parties other than Dr. Felber. Other than with respect to Dr. Felber, the parties released the original complaint and all counterclaims against each other and certain directors of Path 1.

We have not yet determined the potential financial impact of the remaining litigation. There can be no assurance that it may not have a material adverse impact on our financial position and results of operations.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) In April 2000, we sold pursuant to a Section 4(2) private placement, 1,250,000 shares of unregistered Class A Common Stock to Leitch . See "Liquidity and Capital Resources". In addition, in May 2000, we sold 125,000 shares of unregistered Class A Common Stock in a Section 4(2) private placement to Schauer & Heffner Treuhandgesellschaft mgH ("Heffner") for US$8.00 per share, resulting in gross proceeds of US$1,000,000. Commissions in the amount of US$50,000 and 6,250 options on Class A Common Stock were paid for the Heffner investment.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 25, 2000, an Action by Written Consent of the
Stockholders of the Company was executed to adopt the 1999 Stock
Option/Stock Issuance Plan. The number of shares voted in favor of the Written Consent were 4,333,720. Due to the nature of the solicitation, the number of dissenting votes could not be tallied.

On April 26, 2000, an Action by Written Consent of the Stockholders of the Company was executed to amend the Certificate of Incorporation and a Certificate of Amendment of Certificate of Incorporation of Path 1 Network Technologies Inc. was submitted. The number of shares voted in favor of the Written Consent were 4,610,738. Due to the nature of the solicitation, the number of dissenting votes could not be tallied.

On May 31, 2000, an Action by Written Consent of the Stockholders of the Company was executed to amend the 1999 Stock Option/Stock Issuance Plan to increase the number of shares of Class B Common Stock available for issuance under the Plan from 2,500,000 to 3,500,000 shares. The number of shares voted in favor of the Written Consent were 4,277,720. Due to the nature of the solicitation, the number of dissenting votes could not be tallied.


ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit  3.1  - Certificate of Incorporation, as amended.#
    Exhibit  3.2  - Amended and Restated Bylaws.#
    Exhibit 10.9  - Agreement of Purchase and Sale by and
                    between us and Leitch Technology Corporation, dated April 10, 2000.#
    Exhibit 10.10 - Stockholder's Agreement by and among us,
                    Leitch Technology Corporation, Ronald D.
                    Fellman, Douglas A. Palmer and Michael T.
                    Elliott dated as of April 10, 2000.#
    Exhibit 10.11 - Technology License Agreement between us
                    and Leitch Technology Corporation dated April
                    10, 2000.#
    Exhibit 10.12 - Settlement Agreement and Mutual Release
                    dated April 11, 2000.#
   +Exhibit 10.13 - Employment Agreement between us and
                    Michael T. Elliott dated April 7, 2000#
    Exhibit 27.1  - Financial Data Schedule



(b) We did not file any reports on Form 8-K during the second quarter of 2000.

_______________
#  Incorporated by reference to our Form 10/A, as declared
 effective by the SEC on June 19, 2000.
+  Management compensation agreement.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Path 1 Network Technologies Inc.


/s/ Michael T. Elliott
-------------------------
Michael T. Elliott
President and Chief Executive Officer


/s/ Richard B. Slansky
------------------------
Richard B. Slansky
Chief Financial Officer
(Principal Financial and Accounting Officer)


Date: August 11, 2000



Exhibit List

  3.1 - Certificate of Incorporation, as amended.#
  3.2 - Amended and Restated Bylaws.#
 10.9 - Agreement of Purchase and Sale by and between us and Leitch Technology Corporation, dated April 10, 2000.#
10.10 - Stockholder's Agreement by and among us, Leitch
        Technology Corporation, Ronald D. Fellman, Douglas A. Palmer and Michael T. Elliott dated as of April 10, 2000.#
10.11 - Technology License Agreement between us and
        Leitch Technology Corporation dated April 10, 2000.#
10.12 - Settlement Agreement and Mutual Release dated
        April 11, 2000.#
+10.13- Employment Agreement between us and Michael T.
        Elliott dated April 7, 2000#
 27.1 - Financial Data Schedule



   _______________
# Incorporated by reference to our Form 10/A, as declared effective by the SEC on June 19, 2000.
+  Management compensation agreement.