Form 10-Q
period 2000-09-30
PATH 1 NETWORK TECHNOLOGIES INC
filed 2000-11-20
CIK 1059404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q


(Mark One)
[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended September 30, 2000.
or

[ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from ____________ to____________.

Commission File Number (000-30928)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

The number of shares outstanding of the issuer's Class A Common
Stock, US$.001 par value, as of October 27, 2000 was 7,957,651. No shares of the issuer's Class B Common Stock are outstanding.


			PATH 1 NETWORK TECHNOLOGIES INC.
		For the Quarterly Period Ended September 30, 2000


TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION					3
ITEM 1. FINANCIAL STATEMENTS						3
	CONDENSED BALANCE SHEETS					3
	CONDENSED STATEMENTS OF OPERATIONS				4
	CONDENSED STATEMENTS OF CASH FLOWS				5
NOTES TO THE CONDENSED FINANCIAL STATEMENTS			6
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS				8
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
 MARKET RISK								20
PART II - OTHER INFORMATION						20
ITEM 1.  LEGAL PROCEEDINGS						20
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS		21
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES				21
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
   HOLDERS									21
ITEM 5.  OTHER INFORMATION						21
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K				21



PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

			PATH 1 NETWORK TECHNOLOGIES INC.
			  (A Development Stage Company)

			    CONDENSED BALANCE SHEETS
				   (in thousands)

						      September 30,  December 31,
						          2000	      1999
ASSETS					      (Unaudited)	    (Audited)
Current assets:
	Cash and cash equivalents	       $   10,557    $     454
	Marketable securities, available
         for sale	     				      3,513 	     -
	Deposits and prepaid expenses	               95 	    86
	     Total current assets	           14,165          540

Property and equipment, net	                    270 	    59

Investment in Jyra Research, Inc.	               64          113
Total Assets	 			        $  14,499    $     712


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
	Accounts payable and accrued
         liabilities	 		        $     594    $     282
	     Total current liabilities	        594          282

Commitments and contingencies

Stockholders' equity:
	Common stock, $0.001 par value;
         issuable in series:			          8 	     6
	  Class A - 20,000,000 shares authorized;
           7,937,651 and 6,087,651 shares issued
           and outstanding at September 30, 2000
           and December 31, 1999, respectively
	  Class B - 10,000,000 shares authorized;
           no shares issued or outstanding at
           September 30, 2000	and December 31,
           1999, respectively			          - 	     -
	Additional paid-in capital	           34,819       10,264
	Deferred compensation	                 (5,368)      (3,162)
	Accumulated other comprehensive gain        416          -
	Deficit accumulated during the
         development stage  		          (15,970)      (6,678)
	     Total stockholders' equity	     13,905 	   430
Total liabilities and stockholders' equity   $ 14,499     $    712

See accompanying notes to the condensed financial statements


			PATH 1 NETWORK TECHNOLOGIES INC.
			 (A Development Stage Company)

			CONDENSED STATEMENTS OF OPERATIONS
		   (in thousands, except per share amounts)
					(unaudited)

																							    January 31, 1998										       (inception)
					Three Months Ended  Nine Months Ended  Through
				         September 30,	   September 30,   September 30,
					       2000	   1999     2000	   1999     2000
Operating expenses:
   Research and development	   $  1,034 $   254 $  2,419 $    605 $  3,303
   Sales and marketing		        183      95 	 750 	    216 	 881
   General and administrative		  797     199    1,636 	    555    4,189
   Stock-based compensation (*)    (1,653)    236    4,708      826    7,811
	Total operating expenses	(361)	   (784)  (9,513)	 (2,202) (16,184)

Interest income, net		       175 	      7 	 270 	     12 	 297
Loss on investment in Jyra
   Research, Inc.	    			   - 	      - 	 (49)	      - 	 (83)
Net Loss		               $  (186) $  (777)$ (9,292) $(2,190)$(15,970)

Loss per common share - basic
   and diluted	 		   $ (0.02) $ (0.14) $ (1.30) $ (0.40)
Weighted average common shares
   outstanding  			     7,932    5,684    7,140    5,452

(*)	The following table shows
      how the Company's stock-
      based compensation would be
      allocated to the respective
	department expense line items:
	  Research and development  $(1,589) $   80   $ 1,762  $  302 $ 2,887
	  Sales and marketing		 (940)	- 	  642       -   1,162
	  General and administrative	  876     156 	2,304     524   3,762
				          $(1,653) $  236   $ 4,708  $  826 $ 7,811

See accompanying notes to the condensed financial statements


			PATH 1 NETWORK TECHNOLOGIES INC.
			 (A Development Stage Company)

		     CONDENSED STATEMENTS OF CASH FLOWS
				  (in thousands)
				    (unaudited)


										 January 31, 1998
										    (inception)
							Nine Months Ended		Through
							   September 30,	   September 30,
								2000	    1999	  2000
Cash flows from operating activities:
   Net loss		 				  $ (9,292)	$  (2,254) $ (15,970)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
     Depreciation and amortization		        92 	       12 	     122
     Amortization of deferred compensation     2,109 	      716 	   4,828
     Common stock issued to employees by
      principal stockholders	                     - 		  - 	     330
     Common stock options issued for services  2,597 	      110 	   2,982
     Loss on investment in Jyra Research, Inc.	  49 	       14 	      83
   Changes in assets and liabilities:
     Other current assets		              (9)		 (5)	     (95)
	 Accounts payable and accrued liabilities	 312 	        7 	     595
	   Cash used in operating activities    (4,142)	   (1,400)	  (7,125)

Cash flows from investing activities:
   Purchases of property and equipment	      (303)		 (6)	    (393)
     Cash used in investing activities	      (303)		 (6)	    (393)

Cash flows from financing activities:
   Issuance of common stock for cash, net	    14,548 	    2,293 	  18,075
     Cash provided by financing activities    14,548 	    2,293 	  18,075

Increase in cash and cash equivalents         10,103 	      887 	  10,557

Cash and cash equivalents, beginning of period   454 	      119 		 -
Cash and cash equivalents, end of period 	  $ 10,557 	 $  1,006 	$ 10,557

Supplemental disclosure of noncash
  investing activities:
   Issuance of Series A convertible preferred
    stock in exchange for investment in
    JYRA Research, Inc.		 		  $      - 	 $      - 	$    147
   Issuance of common stock for marketable
    securities		 			  $  3,096 	 $      - 	$  3,096
   Unrealized gain in marketable securities $    416 	 $      -   $    416

See accompanying notes to the condensed financial statements


NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed balance sheet as of September 30, 2000, the condensed statements of operations for the three and nine month periods ended September 30, 2000 and 1999 and for the period from January 31, 1998 (inception) to September 30, 2000, and the condensed statements of cash flows for the nine month periods ended September 30, 2000 and 1999 and for the period from January 31, 1998 (inception) to September 30, 2000 have been prepared by Path 1 Network Technologies Inc. (the "Company"), and have not been audited. These quarterly financial statements, in the opinion of management, include all adjustments, consisting only of normal and recurring adjustments, necessary to state fairly the financial information set forth therein, in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 10/A filed June 19, 2000. The interim financial information contained in this filing is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2000.

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

NOTE 3 - NET LOSS PER SHARE

Basic and diluted net loss per share has been computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," using the weighted-average number of shares of common stock outstanding during the period including any dilutive common stock equivalents. Common stock equivalents for the three and nine months ending September 30, 2000 and 1999 were excluded from the calculation of diluted earnings per share because of the anti-dilutive effect.

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

NOTE 5 - TRANSACTIONS WITH LEITCH TECHNOLOGY CORPORATION

In April 2000, the Company sold 1,250,000 shares of its Class A
Common Stock in a private placement to Leitch Technology
Corporation ("Leitch") for US$8.00 per share, resulting in gross proceeds of US$10.0 million. The Company also received 200,000 shares of Leitch common stock with a fair value at the date of the transaction of US$3.1 million. Leitch's common stock is publicly traded on the Toronto Stock Exchange under the symbol "LTV" and on the NASDAQ National Market under the symbol "LVID". In conjunction with the private placement, the Company entered into a technology license agreement with Leitch and provided Leitch a non-exclusive worldwide royalty bearing license (except as to TrueCircuit(TM) technology in products designed for the professional video market, which is subject to an exclusive royalty bearing license in favor of Leitch) to utilize the Company's intellectual property to develop and sell products which incorporate its proprietary TrueCircuit(TM) technology. The technology license is subject to a five year initial royalty- free period. The shares of Class A Common Stock sold to Leitch are subject to Rule 144's restrictions on resale as they were unregistered securities purchased in a private transaction.

In July 2000, the Company sold an additional 36,250 shares of its Class A Common Stock to Leitch for US$8.00 per share, resulting in gross proceeds of US$290,000. The shares were issued pursuant to the exercise of certain anti-dilution rights maintained by Leitch.

NOTE 6 - STOCK OPTIONS

The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board
Opinion ("APB") 25, Accounting for stock issued to Employees, Statement of Financial Accounting Standards ("SFAS") Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, and SFAS Interpretation No 38, Determining the Measurement Date for Stock Option, Purchase, and
Award Plans involving Junior Stock.   The Company also complies
with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

The Company accounts for equity instruments issued to non-employees using the fair value method in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Issue No. 96-
18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in conjunction with Selling, Goods or Services.

Equity instruments issued to non-employees that are fully vested and non-forfeitable are measured at fair value at the issuance date and expensed in the period over which the benefit is expected to be received. Equity instruments issued to non-employees which are either unvested or forfeitable, for which counter-party performance is required for the equity instrument to be earned, are measured initially at the fair value and subsequently adjusted for changes in fair value until the earlier of: 1) the date at which a commitment for performance by the counter-party to earn the equity instrument is reached or 2) the date of which the counter-party's performance is complete.

During the nine month period ended September 30, 2000, the Company granted 2,535,585 stock options to employees and consultants with vesting periods ranging from immediate to four years. The options are for the purchase of 46,250 shares of Class A Common Stock at an exercise price of US$8.00 per share and 2,489,335 shares of Class B Common Stock at an exercise price of US$4.35 per share. During the nine month period ended September 30, 2000, the Company recorded stock-based compensation expense of US$4.7 million related to options outstanding to employees and consultants.

NOTE 7 - LEGAL PROCEEDINGS

On September 20, 1999, the Company filed a complaint against certain stockholders and their affiliates for breach of oral contract, professional negligence, breach of fiduciary duty, constructive trust, breach of the covenant of good faith and fair dealing and unfair business practice, primarily in connection with the allocation of founders stock of the Company. On November 29, 1999, Dr. Franklin
Felber, a former officer and director of the Company, who was a defendant in the September 20, 1999 complaint, filed a cross-complaint against the Company, certain of our directors and Jyra Research, Inc. alleging fraud, breach of fiduciary duty, breach of the covenant of good faith and fair dealing, and misrepresentation in connection with the exercise by Jyra's assignees of Jyra's arrangement to purchase from him for US$4.00 per share, 30,000 shares of our Class A Common Stock in February 1999 and 225,640 shares of the Company's Class A Common Stock in July 1999.

In April 2000, this complaint and all counterclaims arising out of it were settled as to all parties other than Dr. Felber. Other than with respect to Dr. Felber, the parties released the original complaint and all counterclaims against each other and certain directors of Path 1.

The Company has not yet determined the financial impact of the remaining litigation. There can be no assurance that it may not have a material adverse impact on the Company's financial position and results of operations. The case is in mediation as of the date of this filing and the parties have reached a tentative agreement for settlement. We expect the settlement to be finalized in the fourth quarter.

NOTE 8 - SUBSEQUENT EVENTS

On October 13, 2000, the Company entered into an agreement to purchase the assets of Metar ADC, a Bucharest, Romania-based integrated circuit design company, for US$2 million in cash. The first US$1 million is payable upon receipt and acceptance of designated technology transfers from Metar ADC, which the Company anticipates will occur before the end of December 2000. The second US$1 million is payable over a three-year period: US$150,000 in year one, US$250,000 in year two and US$600,000 in year three. The acquisition will be accounted for as a purchase in accordance with the provisions of APB No. 16.


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

You are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in this Item 2 or in the Company's Registration
Statement on Form 10/A and other reports and filings made with the Securities and Exchange Commission.

OVERVIEW

Over the next several years we expect a significant increase in the number of audio, video and telephony transmissions over the Internet, and accordingly that there will be a market for products, which can enable wired data transmission networks to handle each of these transmission formats. We plan to position ourselves at the forefront of this movement through the introduction of products based on our proprietary TrueCircuit(TM) technology. Our TrueCircuit(TM) technology is capable of enabling the efficient transmission of all communications over a single network and bringing high-level quality of service (QoS) and real-time audio, video and telephony capabilities to the Internet and to standard Internet Protocol (IP) networks. Our intended real-time data delivery product line for business and, ultimately, the home would have the potential to change the way video content is produced and delivered. For example, TrueCircuit(TM) technology would enable the producer of video to transmit the video digitally over an Ethernet network to users, who would receive it with negligible latency or jitter. This allows for the replacement of the current method of using analog video and facilitates a 100% digital approach to video production, distribution, editing and broadcast. Businesses and ultimately, homes could then receive digital video over the Internet. In addition, we expect TrueCircuit(TM) technology would ensure that a phone call placed over the Internet will be delivered as reliably as calls made over today's telephone network by guaranteeing the same end-to-end quality of service presently provided by existing telephone networks. Among other benefits, our intended products would also enable improved interaction of computers, telephone equipment, video equipment and network appliances.

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

At September 30, 2000, we had net working capital of US$13.6 million compared to US$258,000 at December 31, 1999. Cash, cash equivalents and marketable securities totaled US$14.1 million at September 30, 2000 compared to US$454,000 at December 31, 1999.
For the next several years, we expect to incur substantial additional expenditures associated with research and development in addition to increased costs associated with staffing for management, sales and marketing and administration functions. We anticipate that our existing resources will enable us to fund operations for a minimum of one year.

Cash used for operating activities during the nine months ended September 30, 2000 and 1999 was US$4.1 million and US$1.4 million, respectively. This increase was primarily the result of an increase in personnel expenses including research and development activities, promotional and marketing expenses, recruiting fees and other operating costs.

Cash used for investing activities during the nine months ended
September 30, 2000 and 1999 was US$303,000 and US$6,000, respectively. This increase was primarily the result of the purchase of computers and other equipment.

Cash provided by financing activities during the nine months ended September 30, 2000 and 1999 was US$14.5 million and US$2.3 million, respectively. This increase was primarily due to the proceeds from a private placement with Leitch and other private placement issuances.

At September 30, 2000, we have no material commitments other than our operating leases. Our future capital requirements will depend upon many factors, including the timing of research and product development efforts, the expansion of our general and administrative functions and sales and marketing efforts, and the need to finance the manufacturing of commercial products that we may develop and launch. We expect to continue to expend significant amounts on research and development staffing, infrastructure and computer equipment to support on-going research and development activities.

In April 2000, we sold 1,250,000 shares of our Class A Common
Stock in a private placement to Leitch for US$8.00 per share, resulting in gross proceeds of US$10.0 million. We also received 200,000 shares of Leitch common stock with a fair market value at the date of the transaction of US$3.1 million. In conjunction with the private placement, we entered into a technology license agreement with Leitch and provided Leitch a non-exclusive worldwide royalty bearing license (except as to TrueCircuit(TM) technology in products designed for the professional video market, which is subject to an exclusive royalty bearing license in favor of Leitch) to utilize our intellectual property to develop and sell products incorporating our TrueCircuit(TM) technology. The technology license is subject to a five-year initial royalty-free period.

In July of 2000, the Company sold an additional 36,250 shares of its Class A Common Stock to Leitch for US$8.00 per share, resulting in gross proceeds of US$290,000. The shares were issued pursuant to the exercise of certain anti-dilution rights maintained by Leitch.

On October 13, 2000, we entered into an agreement to purchase the assets of Metar ADC, a Bucharest, Romania-based integrated circuit design company, for US$2 million in cash. The first US$1 million is payable upon receipt and acceptance of designated technology transfers from Metar ADC, which we anticipate will occur before the end of December 2000. The second US$1 million is payable over a three-year period. The acquisition will be financed with funds from our working capital. We anticipate that the addition of Metar
ADC technology could significantly enhance the value of our Company by opening new markets for silicon-based TrueCircuit(TM)-enabled products. We also anticipate that revenue streams could be generated from licensing opportunities, royalty payments and Path 1's own product line.

We may pursue a number of alternatives to raise additional funds, including borrowings; lease arrangements; collaborative research and development arrangements with technology companies; the licensing of product rights to third parties; or additional public and private financing. There can be no assurance that funds from these sources will be available on favorable terms, or at all. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 VS. THREE MONTHS ENDED SEPTEMBER 30, 1999

Our revenues were immaterial in both the third quarter of 2000 and the third quarter of 1999. We expect our first revenues in the fourth quarter of 2000.

Our research and development expenses increased from US$254,000 for the quarter ended September 30, 1999 to US$1.0 million for the quarter ended September 30, 2000. The increase of US$780,000 is primarily due to an increase in expenses for consulting, engineering staff and prototype materials.

Our sales and marketing expenses increased from US$95,000 for the quarter ended September 30, 1999 to US$183,000 for the quarter ended September 30, 2000. The increase of US$88,000 is primarily due to higher head count, and an increase in travel and promotional expenses. The third quarter spending in sales and marketing was comparatively lower than previous quarters in 2000 primarily due to the timing of expenditures related to major tradeshows and exhibits (e.g., NAB - National Association of Broadcasters in April 2000, N+I
- NetWorld+Interop in May 2000).   And until we obtain additional
dedicated sales and marketing people, we may continue to utilize research and development personnel as well as general and administrative personnel in our sales and marketing efforts.

Our general and administrative expenses increased from US$199,000 for the quarter ended September 30, 1999 to US$797,000 for the quarter ended September 30, 2000. The increase of US$598,000 is primarily due to an increase in legal fees related to our litigation with Dr. Franklin Felber (see Part II. Item 1. Legal Proceedings), higher head count and consulting expenses.

Stock-based compensation expense is a non-cash item that is recognized in association with stock options having exercise prices below estimated fair value. Stock-based compensation expense is calculated as the difference between exercise price and estimated fair market on the date of grant, and if the options are subject to variable accounting treatment, then each quarter additional compensation expense, positive or negative, is recognized based on the fair market value of our common stock in accordance with the provisions of variable stock option accounting. During the three months ended September 30, 2000, the fair market value of our common stock decreased resulting in an overall "negative" stock-based compensation charge of US$1.7 million. Stock-based compensation expense may continue to fluctuate from quarter to quarter, in material amounts, as the fair market value of our common stock increases and decreases.

Our interest income increased from US$7,000 for the quarter ended September 30, 1999 to US$175,000 for the quarter ended September
30, 2000. This increase of US$168,000 was due to significantly higher average cash balances during the quarter ended September 30, 2000, which included proceeds from a private placement with Leitch completed in April of 2000. Cash from this private placement enabled us to increase our spending in various expense categories after the deal closed.


NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. NINE MONTHS ENDED SEPTEMBER 30, 1999

Our revenues were immaterial in both the first nine months of 2000 and the first nine months of 1999. We expect our first revenues in the fourth quarter of 2000.

Our research and development expenses increased from US$605,000 for the nine months ended September 30, 1999 to US$2.4 million for the nine months ended September 30, 2000. The increase of US$1.8 million is primarily due to higher expenses for consulting, engineering staff and prototype materials.

Our sales and marketing expenses increased from US$216,000 for the nine months ended September 30, 1999 to US$750,000 for the nine months ended September 30, 2000. The increase of US$534,000 is primarily due to an increase in promotional and marketing expenses, travel, and higher head count.

Our general and administrative expenses increased from US$555,000 for the nine months ended September 30, 1999 to US$1.6 million for the nine months ended September 30, 2000. The increase of US$1.1 million is primarily due to an increase in legal fees related to our litigation with Dr. Franklin Felber (see Part II. Item 1. Legal Proceedings), higher consulting expenses and higher head count.

Stock-based compensation expense is a non-cash item that is recognized in association with stock options having exercise prices below estimated fair value. Stock-based compensation expense is calculated as the difference between exercise price and estimated fair market on the date of grant, and if the options are subject to variable accounting treatment, then each quarter additional compensation expense, either positive or negative, is recognized based on the fair market value of our common stock in accordance with the provisions of variable stock option accounting. During the nine months ended September 30, 2000, we recognized US$4.7 million in stock-based compensation charges. Stock-based compensation expense may continue to fluctuate, in material amounts, as the fair market value of our common stock increases and decreases.

Our interest income increased from US$12,000 for the nine months ended September 30, 1999 to US$270,000 for the nine months ended September 30, 2000. The increase of US$258,000 was due to significantly higher average cash balances during the nine months ended September 30, 2000, which included proceeds from a private placement with Leitch completed in April of 2000. Cash from this private placement enabled us to increase our spending in various expense categories after the deal closed.

Our other expense increased from zero for the nine months ended
September 30, 1999 to US$49,000 for the nine months ended
September 30, 2000. The US$49,000 loss was for a decline in fair market value of our investment in Jyra Research, Inc., determined to be other than temporary.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND THE OTHER INFORMATION INCLUDED HEREIN AS WELL AS THE INFORMATION INCLUDED IN OUR FORM 10/A FILED ON JUNE 19, 2000, AND OTHER REPORTS AND FILINGS MADE WITH THE SECURITIES AND EXCHANGE COMMISSION. OUR BUSINESS AND RESULTS OF OPERATIONS COULD BE SERIOUSLY HARMED BY ANY OF THE FOLLOWING RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THESE RISKS, AND YOU MAY LOSE PART OR ALL OF YOUR INVESTMENT.


IT IS DIFFICULT TO EVALUATE OUR BUSINESS BECAUSE WE HAVE NOT YET LAUNCHED ANY PRODUCTS COMMERCIALLY.

We have a relatively brief operating history. We were incorporated in January 1998 and commenced operations in May 1998. As of September 30, 2000, we did not yet have any products in commercial production. Accordingly, we are subject to all of the risks associated with new business ventures including, without limitation, those associated with raising capital, acquiring or developing products which function as intended, arranging for suitable manufacturing facilities, entering into strategic relationships with other companies, identifying and retaining necessary personnel, establishing and penetrating markets for our proposed products and achieving profitable operations.

WE WILL PROBABLY NEED MORE WORKING CAPITAL TO EXPAND OUR BUSINESS AND OUR PROSPECTS FOR OBTAINING ADDITIONAL FINANCING ARE UNCERTAIN.

While we anticipate our first revenues in the fourth quarter of 2000, we are a new business with no material sales or revenues to date. We anticipate that we will require additional financing to fund expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies, and to finance the commercialization of any products we develop. If we raise additional funds through the issuance of equity or equity-linked securities, the percentage ownership of our stockholders would be reduced. In addition, these securities may have rights, preferences or privileges senior to the rights of the securities held by our current stockholders. We cannot guarantee that additional financing will be available in the future on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to continue our operations, fund our expansion, take advantage of potential opportunities, develop or enhance products, or otherwise respond to competitive pressures would be significantly limited.

WE ARE RELYING ON LEITCH TECHNOLOGY CORPORATION FOR MARKETING INTO OUR FIRST TARGET MARKET.

Pursuant to the Technology License Agreement between us and Leitch dated April 10, 2000, we have granted Leitch an exclusive license, even as to us, for sale of TrueCircuit(TM)-based products into the professional broadcast video market. We are precluded from selling our intended products directly into the professional broadcast video market until the exclusive license expires. The exclusive license will last for one year and, thereafter, will automatically renew for consecutive additional one-year periods provided we receive the minimum aggregate monies and other consideration for that year as set forth in the Technology License Agreement. Therefore, it is possible that Leitch's exclusive license will continue well past its initial one-year term, thus lengthening the period of time during which we will be prohibited from selling and marketing directly into this first target market. Although it is possible that we may sell the PG1 and its related family of products (the TrueCircuit(TM)-based products that we have developed and are developing for distribution into the professional broadcast video market) to Leitch for re-sale into this target market, discussions regarding such a distribution agreement are still in the early stages.

Our ability to profit from the professional broadcast video market, whether it be through sale of the PG1 to Leitch or future direct sales into this target market, will depend heavily upon the motivation and success of Leitch in developing, manufacturing, launching and marketing TrueCircuit(TM)-based products in this field. The more successful their efforts, the more royalties we shall ultimately receive (such royalties shall not commence until termination of the five-year royalty-free period in favor of Leitch), and the more receptive that market would be to our own products. If Leitch's TrueCircuit(TM)-based products experience difficulties (e.g. operational malfunctions or poor sales experience) upon their introduction to the professional broadcast video market, we may encounter difficulties in marketing TrueCircuit(TM)-based products in that market or in other fields.


OUR PROPOSED PRODUCTS ARE ONLY AT A DEVELOPMENTAL STAGE

As of September 30, 2000, our proposed products are either at the conceptual stage, i.e., ideas for products, or have been reduced to beta units or prototypes that must be tested and modified. Our product development and commercialization process will incorporate the necessary steps to assure conformance to industry standards and protocols. This conformance shall include Underwriter Laboratories certification for the PG1 (all of our other products were designed so as not to require this certification). Our current marketing plans and product designs do not require any other certifications. We must continue our efforts to design these proposed products and arrange for prototypes of each product to be manufactured, tested and de-bugged before we can implement our marketing plan. There is no assurance that each of these milestones can be achieved or that, if they are achieved, we will be able to effectively market our products and achieve profitable operations.


WE MAY BE UNABLE TO OBTAIN FULL PATENT PROTECTION FOR OUR CORE TECHNOLOGY AND PRODUCTS, AND THERE IS A RISK OF INFRINGEMENT

We intend to patent our core technology and our products. On October
31, 2000, we were issued a U.S. patent for our TrueCircuit(TM) multi-layer network switch. However, there can be no assurance that other patents will be issued to us, or, if patents are issued, that they will be broad enough to prevent significant competition or that third parties will not infringe upon or design around such patents to develop a competing product. Furthermore, others may design and manufacture superior products.

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

Although our strategy is to seek to enter markets where our intellectual property gives us a strong competitive advantage, we still presently face indirect and direct competition in these markets. We anticipate that the competitive pressures we currently face will increase significantly in the future. A number of major network equipment providers such as Cisco Systems, 3Com and Lucent have announced network convergence strategies. Other competitors are developing alternative network approaches, which, if successful, could materially and adversely affect us. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and substantially larger customer bases then we have. In addition, many of our competitors may be able to respond more quickly than we can to new or emerging technologies, as well as devote greater resources than we can to the development, promotion and sale of their products. Increased competition could force us to reduce prices, could lower our projected margins and could hinder our ability to gain or hold market share. In addition, if we expand internationally, we may face additional competition. There can be no assurance that we will be able to compete successfully against current and future competitors.

WE MAY NOT BE ABLE TO PROFIT FROM GROWTH IN OUR BUSINESS IF WE ARE UNABLE TO EFFECTIVELY MANAGE THE GROWTH

We anticipate (but by no means do we guarantee) that we will grow rapidly in the near future and that this growth will place significant strain on our managerial, financial and personnel resources. The pace of our anticipated expansion, together with the complexity of the technology involved in our proposed products, demands an unusual amount of focus on the operational needs of our future customers for quality and reliability, as well as timely delivery and post-installation field support. In addition, relationships with new customers generally require significant engineering support. Therefore, adoption of our products by customers would increase the strain on our resources, especially our engineers. To reach our goals, we will need to hire rapidly, while, at the same time, invest in our infrastructure. We expect that we will also have to expand our facilities. In addition, we will need to:

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

COMPETITION FOR EMPLOYEES IN OUR INDUSTRY IS INTENSE, AND WE MAY NOT BE ABLE TO HIRE KEY EMPLOYEES.

Our future success will depend, in part, on our ability to attract and retain highly skilled employees, particularly management (including senior management), technical and sales personnel. We believe our current roster of senior management is incomplete and that if we are to succeed we must identify and hire several additional professional senior managers, including a Vice President of Marketing and Sales and a Vice President of Engineering. Competition for employees in our industry and in our geographic region is intense due to the scarcity of available people with the necessary professional technical skills. We may be unable to identify and attract highly qualified employees in the future. In addition, we may not be able to successfully assimilate these employees or hire qualified key management personnel to replace them.

WE ARE DEPENDENT ON OUR KEY EMPLOYEES FOR OUR FUTURE SUCCESS, AND NONE OF THESE KEY EMPLOYEES IS OBLIGATED TO STAY WITH US.

Our success depends on the efforts and abilities of our senior management, specifically Michael T. Elliott, Ronald D. Fellman, Douglas A. Palmer, Richard B. Slansky and other senior managers yet to be identified and hired, and certain other key personnel including Alan Remen, and Yendo Hu. We currently do not have key man life insurance on any of these employees. If any of these key employees leaves or is seriously injured and unable to work and we are unable to find a qualified replacement, then our business could be harmed.

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

The litigation has caused and may continue to cause a substantial expense for attorney's fees and a diversion of management attention, regardless of the outcome of the litigation. In addition, disputes such as this one can be harmful to companies, especially a company such as ours that is in the development stage.

OUR EXECUTIVE OFFICERS, DIRECTORS AND 5% STOCKHOLDERS CURRENTLY MAINTAIN SUBSTANTIAL VOTING CONTROL OVER US, WHICH WILL ALLOW THEM TO CONTROL MOST MATTERS SUBMITTED TO STOCKHOLDERS FOR APPROVAL.

At October 27, 2000, our executive officers, directors and 5% stockholders own, in the aggregate, approximately 58% of our outstanding Class A Common Stock. As a result, these stockholders (or subgroups of them) retain substantial control over matters requiring approval by our stockholders, such as the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control.

UNANTICIPATED DELAYS OR PROBLEMS IN INTRODUCING OUR PROPOSED PRODUCTS OR IMPROVEMENTS TO OUR PROPOSED PRODUCTS MAY CAUSE CUSTOMER DISSATISFACTION OR DEPRIVE US OF THE "FIRST-TO-MARKET" ADVANTAGE.

Management has limited experience in manufacturing and shipping products. In addition, delays in the development of prototype products are not uncommon in high-tech industries such as ours. If we experience problems related to the introduction or modification of our proposed products or the reliability and quality of such products, which problems delay the introduction of our proposed products or product improvements by more than a few months, we could experience reduced product sales and adverse publicity. We believe the company first-to-market with viable products will gain a significant advantage with customers; delays could prevent us from being the company that gains this advantage.

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

MANAGEMENT MAY APPLY THE PROCEEDS RECEIVED FROM ANY ONGOING OR FUTURE SALE OF OUR SECURITIES TO USES THAT DECREASE OUR PROFITS OR MARKET VALUE.

We have used, and will continue to use, the net proceeds from sale of our securities for general corporate purposes, including working capital, and for research and development, but also for matters such as acquisitions and legal fees for litigation. We determine, based on our existing needs, how the proceeds will be allocated among the anticipated uses. Accordingly, our management has significant flexibility in applying the net proceeds from any sale of our securities and operating income (if any). The money may be used for corporate purposes that have the unintended effect of decreasing stockholder value.

TO DATE THERE HAS BEEN ONLY A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK AND THERE IS NO ASSURANCE THAT AN ACTIVE TRADING MARKET FOR OUR COMMON STOCK WILL EVER EXIST.

As of October 27, 2000, there were 7,957,651 shares of our Class A Common Stock outstanding. To date, there has been only a limited public market for Path 1 securities and there can be no assurance that a broad public market for our securities will arise. We may be unable to attract and maintain good-quality market makers. In the event a liquid market for our Class A Common Stock does develop, there can be no assurance that the market will be strong enough to absorb all of the Class A Common Stock currently owned by our stockholders. Now that our Class A Common Stock has been registered under the Securities Exchange Act of 1934, substantial quantities of shares classified as "restricted securities" or "control securities" are now eligible for resale on the public market under Rule 144. This has the potential to create a supply/demand imbalance that could hurt our stock price. In addition, subsequent issuances of equity or equity-linked securities may further saturate the market for our Class A
Common Stock. The resale of substantial amounts of our Class A
Common Stock will have a depressive effect on the market.

THE MARKET PRICE OF OUR CLASS A COMMON STOCK MAY FLUCTUATE SIGNIFICANTLY, IN WHICH CASE STOCKHOLDERS MAY LOSE ALL OR PART OF THEIR INVESTMENT.

Our Class A Common Stock is presently quoted for trading on the OTC Bulletin Board, a quotation service that displays real-time quotes and other information about over-the-counter (OTC) equity securities, and on the Third Segment of the Frankfurt Stock Exchange. The market price for our Class A Common Stock is susceptible to a number of internal and external factors including:

	   -	quarterly variations in operating results;

	   -	stock price changes in the previous quarter resulting in
            large increases or decreases in reported stock-based compensation expenses, causing our overall net income/loss to be highly volatile and unpredictable;

         -  announcements of technological innovations;

         - the introduction of new products or changes in product pricing policies by us or our competitors;

         -  proprietary rights disputes or litigation; and

         -  changes in earnings estimates by analysts or other factors.

In addition, stock prices for many technology companies fluctuate widely for reasons that may be unrelated to operating results. These fluctuations, as well as general economic, market and political conditions such as interest rate increases, recessions or military conflicts, may materially and adversely affect the market price of our Class A Common Stock.

WE OFFER STOCK OPTIONS TO OUR EMPLOYEES, WHICH COULD RESULT IN SUBSTANTIAL DILUTION TO ALL STOCKHOLDERS.

In order to provide incentives to current employees and induce prospective employees and consultants to work for us, we have offered and issued options to purchase our Class A Common Stock and Class
B Common Stock. As of October 27, 2000, there were options outstanding to purchase 922,336 shares of our Class A Common
Stock, and there were options outstanding to purchase 3,097,016 shares of our Class B Common Stock. We will continue to issue options to purchase sizable numbers of shares of stock to new and existing employees, directors, advisors, consultants or other individuals as we deem appropriate and in our best interests. The grant and subsequent exercise of such options could result in substantial dilution to all stockholders. As of October 27, 2000, 10,000 shares of Class A Common Stock under our 2000 Stock Option/Stock Issuance
Plan and 402,984 shares of Class B Common Stock under our 1999
Stock Option/Stock Issuance Plan remain authorized but not yet subject to options.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates primarily from our investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at September 30, 2000.


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

We have not yet determined the potential financial impact of the remaining litigation. There can be no assurance that it may not have a material adverse impact on our financial position and results of operations. The case is currently in mediation. Parties have reached a tentative agreement for settlement. We expect the settlement to be finalized in the fourth quarter.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5.  OTHER INFORMATION

Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 10.1 - Terms of Employment between Richard B. Slansky and us dated May 5, 2000.

    Exhibit 27.1 - Financial Data Schedule

(b) We did not file any reports on Form 8-K during the quarter ended September 30, 2000.


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


Path 1 Network Technologies Inc.


/s/ Michael T. Elliott
-------------------------
Michael T. Elliott
President and Chief Executive Officer


/s/ Richard B. Slansky
------------------------
Richard B. Slansky
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 14, 2000



Exhibit List

10.1 - Terms of Employment between Richard B. Slansky and us dated May 5, 2000.

27.1 - Financial Data Schedule


EXHIBIT 10.1

May 5, 2000

Richard B. Slansky
13973 Carriage Rd.
Poway, CA  92064

Dear Richard:

Path 1 Network Technologies, Inc. is dedicated to providing advanced, internet protocol based, network technology to its worldwide markets. As a small, growing company, we highly value the professional competence and personal commitment of each member of our team.

We believe that your capabilities and professional aspirations match Path 1's needs and high expectations. I am therefore pleased to make the following offer of employment.

Position:			      Vice President, Finance & Chief Financial Officer
Reporting to:		      President & Chief Executive Officer
Classification:		      Exempt
Annual Salary:		      US$140,000
Cash Bonus:			      US$30,000 for achieving targets established by
                              the CEO, (1/2 paid upon successful completion
                              of a financing that does not come from existing
                              shareholders, i.e., Leitch or current German
                              investors).

Stock Options (1): 	      Incentive options on 200,000 shares of Class B
                              Common Stock with an exercise price of
                              US$4.35 per share with a quarterly vesting over
                              a four (4) year period.  Options to fully vest on
                              an accelerated basis upon an "effective" change
                              in control of the company.
Option Bonus (2): 	      Incentive options on an additional 50,000 shares
                              of Class B Common Stock with an exercise price of US$4.35/share. Options shall vest upon an "effective" change in control of the company.
                              Options shall otherwise vest upon, but only upon successful conclusion of a new Equity Financing
                              > US$10 million dollars from new investors or at the discretion of the CEO for lesser financing(s).

Severance Agreement:	      Three (3) months severance in the form of salary
                              & benefit continuation in case of termination for any reason other than for cause. In the case of either of the following events, the Severance
                              Agreement shall escalate to six (6) months and become effective if Mr. Slansky is terminated for any reason other than for cause: termination of Dr. Michael Elliott as CEO or an "effective" change in control of the company. Subject to this severance arrangement, you shall be an "at-will" employee and your employment can be terminated at any time by Path 1, or by you, or by any reason or for no reason.


Non-Disclosure Agreement:	An NDA is required to be signed.
Health Benefits:			Same as other employees
Retirement Savings:		Same as other Executives once 401(k) Plan is
implemented
Paid Time Off (PTO):		Same as other employees
Start Date:				May 15, 2000


We look forward to your acceptance of this offer and to a mutually rewarding professional relationship.

Sincerely,

Path 1 Network Technologies Inc.


Dr. Michael Elliott
Chief Executive Officer


_____________________________________________________________________________
I understand that employment with Path 1 Network Technologies, Inc. is not for a specified term, and is at the mutual consent of the employee and the company. Accordingly, either the employee or the company can terminate the employment relationship at will, with or without cause, at any time. My signature below is acceptance of this employment offer stated. Please return the original signed letter and maintain the copy for your records.




Richard B. Slansky
Date



EXHIBIT 27.1