Form 10-K
period 2000-12-31
PATH 1 NETWORK TECHNOLOGIES INC
filed 2001-03-29
CIK 1059404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                                   (Mark One)
   [X]   Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                       For the year ended December 31, 2000.
                                       or

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

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                      Class A Common Stock, US$.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes   X   No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of January 31, 2001 was approximately US$57,400,000 (based on the closing price for shares of the registrant's Class A Common Stock as reported by the OTC Bulletin for the last trading day prior to that date). Shares of Class A Common Stock held by each officer, director and holder of 5% or more of the outstanding Class A Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's Class A Common Stock, US$.001 par value, as of January 31, 2001 was 8,583,901.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2001 Annual Meeting are incorporated herein by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2000.

Certain exhibits filed with the registrant's prior registration statement on Form 10/A, and Form 10-Q and 8-K are incorporated herein by reference into
Part IV of this report.



                       PATH 1 NETWORK TECHNOLOGIES INC.

                                  FORM 10-K

                     For the Year Ended December 31, 2000


                                    INDEX


                                    PART I

Item 1.     Business

Item 2.     Properties

Item 3.     Legal Proceedings

Item 4.     Submission of Matters to a Vote of Security Holders


PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
               Matters

Item 6.     Selected Financial Data

Item 7.     Management's Discussion and Analysis of Financial Condition and
               Results of Operations

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Item 8.     Financial Statements and Supplementary Data

Item 9.     Changes In and Disagreements With Accountants on Accounting and
               Financial Disclosure


PART III

Item 10.    Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act*

Item 11.    Executive Compensation*

Item 12.    Security Ownership of Certain Beneficial Owners and Management*

Item 13.    Certain Relationships and Related Transactions*

*Incorporated by reference from our definitive proxy statement relating to the annual meeting of stockholders scheduled for June 1, 2001, which we will file with the Securities and Exchange Commission within 120 days after our December 31, 2000 fiscal year end.


PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures


                                 PART I

Item 1.   Business

Forward Looking Statements

Our disclosure and analysis in this report may contain forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to publicly update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under the caption "Risk Factors" included herein and in Path 1's General Registration Statement on Form 10/A filed June 19, 2000. These are factors that we think could cause our actual results to differ materially from expected and historical events.

The following comments should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements contained herein.

Overview

Path 1 Network Technologies Inc. ("Path 1") has developed communications technologies that enable the transport of real-time multimedia over Internet Protocol ("IP") networks and employs a patented approach to Quality of Service ("QoS"). Path 1's technology enables the transport of broadcast quality video, audio, telephony and other time-critical data, such as sensor and control data, over an IP Ethernet network with minimal latency and jitter. Path 1 believes that the greatest demands on the Internet and IP-based wide-area networks will take the form of broadcast video distribution, video-on-demand, video networking, interactive video and other forms of high quality video media consumption. The Internet and most enterprise networks today are using Ethernet/IP or SONET/ATM transport protocols. Current network capacity is inadequate to handle the video delivery demands of the future. Path 1 has begun a planned phased approach of deploying its technology, beginning with validation and trials of current development platforms and potentially building to full end-to-end solutions to address the emerging demands for the delivery of high quality video, voice and data over IP networks.

Path 1 has developed and patented several techniques that address the network requirements to distribute video over legacy IP environments. This combined technology and know-how provide the critical components of the required end-to-end solution. This system, called "Path 1 QoS," includes our patented core TrueCircuitTM technology. Path 1 is currently undertaking a planned phased deployment of its technology and is using its in-house engineering expertise to position itself as a technical leader in the growing broadband marketplace. In support of this objective, Path 1 is developing technical expertise in the areas of: storage devices (servers), network bandwidth management, synchronization, MPEG transmission, subscriber software services, security and IP home networking devices.

Today, Path 1 is demonstrating equipment and engaging development partners and intends to migrate its technology into the heart of this new and growing broadband market. IP networks offer significant advantages in the areas of data handling, deployment cost and worldwide acceptance and availability. However, one limiting factor has been the inability to offer video across commercial wide-area IP networks with an acceptable level of quality and reliability. Path 1 is addressing many of the issues associated with this challenge. With Path 1's technology, broadcast-quality video is being demonstrated, end-to-end with a high degree of reliability. In fact, during early 2001, Path 1 successfully demonstrated coast-to-coast (US) transmission of broadcast television material in an all-IP offering.

Path 1's business approach is to: 1) develop an end-to-end technology video network solution using in-house technologies or by links and partnerships with outside enterprises; 2) develop channel partners to develop and penetrate video distribution markets; and 3) reduce cost and enhance the performance of solutions through Application Specific Integrated Circuit ("ASIC") implementations. Path 1 intends to leverage its TrueCircuitTM technology as an enabling technology integral to the development of end-to-end solutions.

Path 1 is working to transition from a development stage company to an operating company. During 2000, Path 1 raised US$4.4 million of capital from private investors and entered into a series of agreements with Leitch Technology Corporation ("Leitch") wherein Path 1 received US$10.3 million in cash plus approximately US$3.1 million in Leitch common stock. These funds were used to develop Path 1's technology, acquire a group of ASIC design engineers, begin a marketing program, develop prototypes utilizing Path 1's technology and for general working capital purposes. Path 1 currently believes it needs to seek approximately US$15-30 million in additional capital from private investors and strategic partners to implement its business strategies and fund its plan for future growth.

Summary of 2000 Events

During 2000, Path 1 entered into a strategic relationship with Leitch under which Leitch made an investment in Path 1 in return for the exclusive rights to use TrueCircuitTM technology in the professional broadcast market and the non-exclusive rights in other markets. Under the agreements, Path 1 received US$10.3 million in cash plus approximately US$3.1 million in Leitch common Stock.

In addition to the Leitch strategic partnership, Path 1 raised approximately US$4.4 million of capital from private investors in 2000.

During 2000 the company transitioned from the creation of new technologies to prototype development in preparation for product deployment. The following three prototype products are currently under development:

- PG 1 Gigabit Ethernet Gateway, which enables broadcast quality uncompressed audio/video or high quality ASI compressed video to be transported over a Gigabit Ethernet Network with minimal latency and jitter. This prototype product was featured at major trade shows, including the Path 1 Exhibit at NAB (National Association of Broadcasters) and Networld+Interop as well as the Leitch Exhibit at IBC (International Broadcasting Conference) in Amsterdam, Netherlands.

- TMG II, which enables the transport of compressed MPEG II or MJPEG video over a 10/100 Base T network in conjunction with other real-time data streams, such as audio, sensor and control data. The TMG II is a modular design, which can be tailored to different customer applications and ultimately can be utilized for wireless communications.

- PGA 100, which distributes multiple MPEG II streams of entertainment video from the head end to the consumer over an IP Ethernet network. Development on this intended product was started during the fourth quarter of fiscal year 2000. The prototype is expected to be completed during the third quarter of fiscal year 2001.

Path 1 also entered into negotiations with BarcoNet, a Belgian-based provider of broadband network equipment and services, for payment of non-recurring engineering costs for PGA 100 development. An agreement was reached with BarcoNet during February 2001 that includes payments to Path 1 totaling US$1.7 million. Payment of a portion of the US$1.7 million is based upon Path 1 meeting certain milestones of product development and the acceptance of the product tests by Barconet. In conjunction with the agreement Path 1 will place 100,000 shares of its class A common stock into an escrow account as collateral for a US$1 million advance to be paid by Barconet upon signing an Acceptance Test Plan.

The year also marked the announcement of the acquisition of an ASIC design group, METAR ADC, a division of a Romanian based company. This acquisition was completed in February 2001. This addition to Path 1 provides the ASIC design expertise of a team of designers, as well as intellectual property and know-how that will facilitate Path 1's objective of providing a one-chip solution to QoS over IP. The labor costs in the Romanian market provide for cost-effective ASIC development. In conjunction with the purchase Path 1 entered into an employment agreement with Metar's President. Terms of the employment agreement include options to purchase class B common stock and a bonus of a US$4 million in Path 1 stock, provided certain technologies are developed by June 2001.


Industry Background

The telecommunications industry is experiencing an emphasis on broadband communications, which is driving the demand for high quality video over IP in the entertainment industry, business-to-business communications and ultimately Video-on-Demand to the home. Traditionally, IP, while cost-effective for non real-time data communications, has not been satisfactory for the transport of real-time data streams, such as video, audio, sensor and control data due, to quality of service issues.

We believe the broadband global network, in order to meet the demands of the future, will have to move data in unprecedented quantities from distributed server farms and real-time sources through DWDM (Dense Wavelength Division Multiplexing) fiber backbones through local-office switches and into the home and enterprise without loss, delay or interruption of service. Today's IP networks are essentially big "party-lines" and offer no end-to-end transport guarantees. We believe available bandwidth will be insufficient to handle the random intensity of the data traffic and the huge loads will render packet-by-packet processing impossible. We believe firewalls will collapse under the weight of processing billions of packets a second through complex algorithms.

There are major challenges that face the transport of video and other real-time data over IP networks. One of these is jitter. Because the IP world is made up of an indeterminate number of switching hardware, bandwidths and line speeds, the typical route that pieces of information (individual data packets) can take for end-to-end delivery becomes near impossible to predict. Computer data is tolerant of packet-switching jitter (the continuous breakage in smooth delivery) and other QoS problems because computer data does not require real-time delivery, i.e., it does not matter when or in what order the packets arrive. In contrast, real-time services (e.g. voice, audio and live, interactive video) require timely, predictable and consistent delivery. Because of the QoS problems inherent in current packet switched networks, multimedia and other time critical transmissions experience long delays and degradation. These quality issues render IP networks unsuitable for the transmission of multiple streams of real-time data.

Delays and delivery problems, associated with real-time transmissions over IP, result when network traffic volume is high from too much packet carrying data competing for the same narrow transmission lines (bandwidth). This condition exists because IP computer networks transport data on a "best efforts" basis, which is adequate for non real-time data communication. Until recently, the primary demand has been for non real-time data. IP's ability to meet that requirement, along with its cost-effectiveness, has resulted in the IP protocol becoming the de facto standard for computer networks and the most prevalent infrastructure in the world.

The Challenge

As networks integrate and become faster, Path 1 projects an increasing demand for real-time services driven by new applications and ever-increasing expectations on the part of business and consumers. Path 1 believes that IP network traffic of the future will be dominated by interactive applications and services such as: interactive video on demand, video conferencing, virtual reality, IP telephony, automation and transaction processing.

Real-time services require predictability and minimal delays from end-to-end. If not addressed, problems associated with video latency and jitter become apparent. To meet this demand, the network infrastructure must provide sufficient use of bandwidth, and guarantee an acceptable quality of service. As more high-speed corporate Local Area Networks (LANs) connect to slower external Wide Area Networks (WANs), and as newer high-speed networks link to existing, slower ones, bottlenecks will arise where faster networks meet slower ones. As these networks saturate, congestion will increase. The competing demands for network available bandwidth will cause contention that will further degrade the quality of service provided over the network.

Fundamentally this causes tremendous problems for applications that require
predictable transmission of data.   IP networks transmit data in divisions
known as packets. The aforementioned bottlenecks coupled with unpredictable volumes and bursts of data, across a spectrum of hardware, hops, routes, and transmission speeds, create a very hostile environment. This makes it nearly impossible to get a seamless and continuous transmission stream, end-to-end, for any time critical applications carrying dense data such as video without experiencing difficulties. To be accepted, the solution to this problem must reflect the same levels of quality that the consumer has come to expect from an analogous environment like the circuit-switched telephone service of today.

The Path 1 Solution

Path 1's technology satisfies these expectations and quality of service requirements. It is designed to industry standards and protocols and we believe it is compatible with today's IP networks. Path 1 developed its patented TrueCircuitTM technology, together with specialized expertise and know-how in video over IP transport, to address the growing demand for high quality video and other time-critical data streams over broadband networks. The key to the global broadband network is precise synchronization in the transport of information packets over IP networks. This requires establishing secure end-to-end virtual circuits with precision coordination during initiation, transport and final delivery of IP information packets. The clocks and "just-in-time" synchronization of every single packet moving through the system would replace the queue-based systems of today, which are prone to bottlenecks. TrueCircuitTM technology manages network traffic by dynamically setting up and tearing down separate dedicated channels across the network for individual real-time data streams. This ability to establish these "virtual circuits" guarantees the arrival time of every packet from the point of entry into the network, through every switching element and to the end user with no known delays, queues and/or lost data. This translates to an ability to dynamically allocate bandwidth to maximize the utilization of a network. The TrueCircuitTM technology approach significantly increases bandwidth utilization over competing systems that allocate fixed bandwidth and cannot adapt to continuously changing transport requirements. Path 1's patented TrueCircuitTM technology is software-based and designed to interface with the specific hardware and infrastructure systems on which it
will be hosted.   This allows it to be easily tailored to operate with a
wireless infrastructure, twisted pair telephone wiring or fiber optic cable.

The ability for TrueCircuitTM technology to effectively transmit real-time data on IP networks yields a host of derived benefits, which include the following:

1.  The elimination or avoidance of bottlenecks in the network, reducing the
    need for queuing at network nodes.   Because the time-critical data would
    now be transported over dedicated channels, the remaining bandwidth can be used for non-time-critical data. This feature enables businesses to reduce network equipment costs, as a result of increased utilization of networks at any given capacity level.

2. TrueCircuitTM technology can operate on legacy Internet Protocol (IP) networks because it is compatible with industry standards. This compatibility benefits potential customers such as Internet Service Providers (ISPs), who would have the ability to provide their customers with "circuit-switched" QoS for the transmission of real-time signals within an IP network. Without such guaranteed QoS, there would be visible delays and degradation of sound and images transmitted over an IP network.

3. TrueCircuitTM technology is also cost-effective for the network owner, because rather than having to install an entirely new network to increase capacity, legacy equipment can be conditioned with Path 1 technology to maximize the existing bandwidth. In addition, TrueCircuitTM technology is scaleable. The network can be conditioned incrementally, without impacting the performance of the sections of the network that are not yet TrueCircuitTM technology enabled.

4. Some of our intended products, based on our TrueCircuitTM technology, could also offer significant advantages for ISPs by making new billing approaches possible, such as call-based and/or class-based billing, rather than just packet-based or flat-rate billing systems that are currently in use. The fast, automatic set-up and tear-down of dedicated end-to-end communication channels allows ISPs to adopt a telephone company billing model based on actual usage, if desired.

With Path 1's patented TrueCircuitTM technology, the QoS issues are well in hand. This is the only currently available solution (to Path 1's knowledge) that can deliver the "circuit-switched" QoS directly over IP networks. As a result, Path 1 is well positioned to capitalize on emerging telecommunications technology that is rapidly moving toward convergence of real-time multimedia over IP.

Strategy

Path 1 will utilize two primary strategies to achieve its objectives.

1. Create joint ventures and strategic partnerships:

Path 1 plans to continue to develop strategic alliances that will migrate its technology into the products and platforms of companies having established customer relationships and distribution channels. In 2000, Path 1 developed a strategic partnership with Canadian based Leitch Technology Corporation. In return for the Leitch investment, Path 1 deeded non-exclusive rights to Leitch to utilize TrueCircuitTM technology with licensed exclusive rights in the Professional Broadcasting Market. In February of 2001 Path 1 also completed negotiations with BarcoNet, a European based provider of broadband network equipment, to jointly develop a product that will distribute video to the
consumer over IP networks.   Path 1 is continuing to seek and form joint
ventures and strategic relationships in order to place its products and technology into new markets and to obtain access to new and important technologies to fit its overall end-to-end video strategic plan.

2. Develop end-to-end solutions:

Path 1 intends to participate in the creation of end-to-end video distribution systems and work with the prominent companies pursuing the leading edge of this industry. Many companies are working on components of the system without addressing the integration required to develop a turnkey solution for business. Path 1 understands the requirements of ISP's, Video Service Providers (VSP's), cable companies, and others, in assembling a complete solution and plans to participate via in-house development and/or joint venture partners in the installation and maintenance of end-to-end video systems.

By using TrueCircuitTM technology as an enabling technology for Video-over-IP, value-added features are provided to a product or system. This increased capability can represent a competitive advantage to our partners/customers and distinguish them from their competition.

To fully realize its goals, Path 1 intends to utilize a four-phase approach to
implement its strategies.   The following is the phased outline for this
approach.

- Phase I - Establish Path 1 as an industry leader in Video over IP technology. To accomplish this, Path 1 will focus its efforts on technology feature validation and customer field trials; thereby validating the markets and correcting the prototypes based on customer reactions. Revenues will come from design services, platform revenue and installation and maintenance services provided through specific customer agreements.

- Phase II- Establish a leadership position in the Video Gateway Solutions marketplace. Using the technology and reference designs built and proven in Phase I, Path 1 will deploy custom gateway solutions for end-users and integrators. This will require custom products based on gateway platforms validated during Phase I.

- Phase III- Expand Path 1's influence into the full end-to-end network management of video transport over IP networks. These Integrated Video Network Systems will include installation and support. This phase will incorporate NetOS and TrueCircuitTM technology into the full integration.

- Phase IV - Concentrate on developing service solutions for vertical markets. Examples could include a low cost video conferencing over IP solution for small business or a centralized video-on-demand training center for office or home delivery. Path 1's desire is to create a new channel to distribute high quality video to businesses and to the home.

Path 1 is working to present itself as the link between Broadcast Video and IP technologies.

Product Platforms

Path 1 is developing and marketing a family of video platforms that are required as critical components in an end-to-end video over IP network solution, including amongst others the PG1 Demo Platform, the PGA
Platform, the NetOS Management System and the lower end TMG demo product.

PG 1 Demonstration Platform

The TrueCircuitTM technology enabled PG 1, designed and manufactured by Path 1, is a multi purpose, multi-function multimedia gateway platform that is being developed for the emerging global carrier markets to provide MPEG over IP networks and is specifically targeting the broadcast video distribution market. The PG 1 encapsulates audio/video data streams, synchronizes and transports the encapsulated data through a high speed Gigabit connection to the IP network, retrieves encapsulated audio/video data from the IP network and de-encapsulates into audio/video data streams for use by end devices.

PGA 100

The PGA 100 is currently under development for a customer by Path 1. This product is a key element in contributing to the video-on-demand (VOD) market place and it is designed to work with existing hardware. The PGA 100 will have a single Gigabit Ethernet input, have 4 Digital Video Broadcast (DVB) Asynchronous Serial Interface (ASI) output ports, will re-multiplex Ethernet or UDP encapsulated MPEG2 transport streams and will generate multiple program transport streams in a 1RU (Rack Unit) chassis.

NetOS

The Network and bandwidth management system (NMS) for TrueCircuitTM technology IP platforms is being designed to control the bandwidth allocation by provisioning virtual circuits to time critical data, such as video. It may use topology discovery - the ability to detect the layout and map of devices residing on a network, bandwidth management - the ability to control how much bandwidth is allocated to a data stream and provision - the building and tearing down of virtual circuits.

TMG II Demonstration Platform

The TMG II is a multimedia gateway equipped with TrueCircuitTM technology and operates using the lower speed and lower cost 10 Based T Ethernet (CAT 5) prevalent in most offices and multi-tenant installation.

Market

Although the market for the intended TrueCircuitTM technology and products is global, Path 1 will initially center its marketing efforts on the rapid move toward IP networking in the United States. Upon a successful marketing and sales program of Path 1 products in the United States, Path 1 anticipates an expanded marketing and sales effort to include Europe and Asia, where there is a growing need for technology that facilitates convergence of disparate digital information (e.g. full-motion video, audio and telephony).

In the United States, the market for network infrastructure equipment is dominated by a few large competitors, including companies such as Cisco Systems, Lucent Technologies, Nortel Networks and 3Com Corporation. These companies have announced their intention to offer technology for network convergence. They will either attempt to develop technology themselves or procure it from others. Therefore, they are potentially powerful competitors to Path 1 as well as potentially significant strategic partners and/or customers.

Path 1's TrueCircuitTM technology can be provided as licensed intellectual property, as a chip-set and reference design for integration, or as a component of an overall systems solution, or can be embedded in Path 1's own intended TrueCircuitTM technology hardware products.

Sales and Marketing

Path 1's sales and marketing efforts are focused on providing exposure to the technology for potential OEMs, system integrators, manufacturers and distributors, in part by attending trade show and conferences. To the present time, this has been accomplished with direct sales employees and consultants. In the future, the company intends to investigate relationships with a select group of distributors and/or strategic partners with strong relationships in the industry.

Research & Development

Path 1 from its inception has focused primarily on research and development. Although the company has moved to the prototype stage and is progressing toward the development of revenue generating product, the management of Path 1 is strongly committed to a high level of research and development in order to keep its technological lead in the network communications industry. With technology progressing rapidly in response to the growing demand for Video over IP, Path 1 management realizes that only through applying its domain expertise and continuing to develop patentable technology, can Path 1 continue to remain the leader in high quality video over IP. .

Path 1 has focused its recent research and development efforts in developing prototypes for industry trials so Path 1 can effectively demonstrate its domain expertise and core technologies. To that end, Path 1's short term research and development efforts will concentrate on improving its abilities to manage its technology across network infrastructure through continued development of hardware platforms and ASIC designs that can economically exploit its core technologies.

Competition

Path 1 has a number of major, entrenched network equipment providers that are potential competitors, such as Cisco, Nortel (Bay), 3Com, and Lucent. Each of these vendors has announced a strategy for convergence. All of these companies can be seen either as potential partners in licensing and distributing our technology, or as potential competition. Although Path 1 is initially focusing on high-end applications and markets that require proprietary technology not yet demonstrated by these companies, there clearly exists a risk that these companies, or new startups Path 1 is not yet aware of, may develop their own competitive technology and enter the market.

All the major network equipment manufacturers stress their adherence to recognized international standards. Path 1 therefore designed TrueCircuitTM technology as an implementation of QoS over IP that is compatible with all appropriate IP standards - RSVP/MPLS, IETF DiffServ, and IEEE 803.2p/q. A major advantage of TrueCircuitTM technology is in its ability to provide ATM compatibility and QoS over a standard Ethernet or IP network. However, a potential risk is that one of the major equipment manufacturers may choose to develop their own, incompatible proprietary standard or write a new standard in such a fashion as to become incompatible with Path 1's implementation or Path 1's technology.

Cisco has announced a strong push towards IP telephony. It has announced IP telephones in the US$300 range, along with the switching equipment to go with them. However, Cisco has adopted a queue-based implementation of QoS that gives priority-based preference to packets of data. The problem with queue-based QoS is that queues introduce unpredictable delay. For telephone signals, this translates to latency and jitter. For smaller numbers of simultaneous phone calls, the latency may not be noticeable. The adverse effects of queues become apparent when telephone or other real-time traffic becomes a large fraction of the overall network capacity and in high-end applications such as interactive CD-quality audio or high-quality video. Such applications require either TrueCircuitTM technology or some other equally effective means for transporting converged application traffic. In particular, interactive and high-end video requires very low jitter, under 200 nanoseconds. We believe TrueCircuitTM technology can provide such latency guaranties whereas queue-based Weighted Fair Queuing QoS cannot. However, there remains the risk that Cisco or others may reduce the price of bandwidth to the extent that a customer could obtain competitive QoS by partitioning and upgrading their networks to operate at much higher data rates and thereby reduce network contention.

Lucent and the telecom industry have pioneered an alternative network implementation to IP/Ethernet called SONET/ATM. SONET/ATM is primarily used as the links to IP routers in the core of the Internet and Wide -Area Networks. However, it generally is not used as the routing mechanism itself. At present, ATM is expensive, requires centralized management, and is therefore not generally used as the packet routing mechanism that underlies the Internet. It is possible that the price of ATM equipment might one day become competitive with the cost of Ethernet/IP equipment and that ATM will at that time have solved the issues of multicasting and distributed control that currently inhibit its widespread adoption.

The possibility exists that Path 1 may find itself in competition with an alternative technology for QoS over IP, or customers may choose a technologically inferior product if the product's provider can give better pricing, availability, manufacturing, quality, service or reliability of continued supply. Path 1's philosophy will be to build positive customer relationships in which Path 1 is truly a valued-added partner and problem solver for its customers. Path 1 plans to utilize its in-house expertise in embedded systems to help tailor the integration of QoS for customer specific applications, to help minimize the risk that customers will choose another technology supplier, and provide more cost-effective and higher-performance equipment. Path 1's operations will be oriented toward meeting the needs of customers cost-effectively and in a timely manner.

Customers

Path 1 has not generated revenue from sales to customers. Path 1 is a development stage company and is still developing enabling technologies. Path 1 has only recently commenced production of prototypes and evaluation units of some of its intended products. Path 1 has received a purchase order from Leitch to deliver thirty PG1 units for their use and evaluation of the TrueCircuitTM technology Multimedia Gateway.

Intellectual Property

To maximize Path 1's competitive position in the marketplace, Path 1 protects its technology and proprietary rights with a combination of patents, trademarks, trade secrets, nondisclosure agreements and other measures.

Path 1 has applied for the following patents.

1. Time-Synchronized multi-Layer network switch for providing quality of service guarantees in computer networks

2. Methods and apparatus for providing quality of service guarantees in computer networks

3. Methods and apparatus for providing quality of service guarantees in computer networks (continuation-in-part).

The U.S. patent office approved all three patents.   The first has been
issued. The remaining two have been allowed, with final issuance to be forthcoming. Path 1 cannot be certain that any patents that are granted to the company will be sufficiently broad to fully protect its interests.

Employees

As of March 26, 2000, Path 1 employed thirty-two (32) people full-time in the United States and fourteen (14) people full time and one part time person in Romania. It is anticipated that additional employees will be hired as needed to develop the technology, strengthen management and support the commercial launch of Path 1's products.

The management of Path 1 believes its relationship with its employees is good. None of Path 1's employees are members of a labor union.

Risk Factors

Our business and results of operations could be seriously harmed by any of the following risks. The trading price of our Class A Common Stock could decline due to any of these risks, and you may lose part or all of your investment.

It is difficult to evaluate our business because we have not yet launched any products commercially.

Path 1 has a relatively brief operating history. Path 1 was incorporated in January 1998 and commenced operations in May 1998. As of December 31, 2000, Path 1 did not yet have any products in commercial production. Accordingly, we are subject to all of the risks associated with new business ventures including, without limitation, those associated with raising capital, acquiring or developing products which function as intended, arranging for suitable manufacturing facilities, entering into strategic relationships with other companies, identifying and retaining necessary personnel, establishing and penetrating markets for our intended products and achieving profitable operations.

Path 1 has incurred losses since inception and may never be profitable.

Path 1 has incurred operating losses since inception on January 30, 1998, and expects to incur losses and negative cash flow for the foreseeable future. As of December 31, 2000, our accumulated deficit was US$19,798,000. Path 1's management expects to continue to incur significant operating expenses and research and development expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.

Path 1 will need more working capital to expand its business and the prospect of obtaining additional financing is uncertain.

We anticipate that we will require additional financing to fund expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies, and to finance the commercialization of any products we develop. If we raise additional funds through the issuance of equity or equity-linked securities, the percentage ownership of our stockholders would be reduced. In addition, these securities may have rights, preferences or privileges senior to the rights of the securities held by our current stockholders. We cannot guarantee that additional financing will be available in the future on favorable terms, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to continue our operations, fund our expansion, take advantage of potential opportunities, develop or enhance our intended products, or otherwise respond to competitive pressures would be significantly limited.

Path 1 has recently completed a significant acquisition of a company based in Eastern Europe and face risks associate with integrating this business and potential future acquisitions.

In February 2001, Path 1 completed the asset acquisition of Metar ADC, a company based in Bucharest, Romania, and are in the process of integrating this business. Acquisition of other businesses is one of the growth strategies contemplated by our long-term business plan, and we plan to continue to review potential acquisition candidates . Acquisitions involve numerous risks, including among others, difficulties and expenses incurred in the consummation of acquisitions and assimilation of operations, personnel and services of products of the acquired company, difficulty of operating new businesses, diversion of management's attention from other business concerns and the potential loss of key employees of the acquired company. Acquisitions of foreign companies such as Metar ADC may involve additional risks, including assimilating different business practices, overcoming language and cultural barriers, foreign currency translation, familiarization and compliance with applicable foreign laws and regulations, and the possibility of future economic, societal or governmental instability within the foreign country. If we do not successfully integrate Metar ADC or any businesses we may acquire in the future, our business will suffer. At present, we have no agreements or commitments with respect to any acquisition and we may never successfully complete any additional acquisitions.

Path 1 is relying, in part, on Leitch Technology Corporation for marketing into its first target market.

Pursuant to the Technology License Agreement between Path 1 and Leitch dated April 10, 2000, we have granted Leitch an exclusive license, for sale of TrueCircuitTM technology-based products within the studios of the professional broadcast video market. We are precluded from selling our intended products directly into the professional broadcast video market until the exclusive license expires. The exclusive license will last for one year and, thereafter, will automatically renew for consecutive additional one-year periods provided we receive the minimum aggregate monies and other consideration for that year as set forth in the Technology License Agreement. Therefore, it is possible that Leitch's exclusive license will continue well past its initial one-year term, thus lengthening the period of time during which we will be prohibited from selling and marketing directly into the broadcast video market. Although it is possible that we may sell the PG1 and its related family of products (the TrueCircuitTM technology-based products that we have developed and are developing for distribution into the professional broadcast video market) to Leitch for re-sale into this target market, discussions regarding such a distribution agreement are currently underway.

Path 1's ability to profit from the professional broadcast video market, whether it be through sale of the PG1 to Leitch or future direct sales into this target market, will depend heavily upon the motivation and success of Leitch in developing, manufacturing, launching and marketing TrueCircuitTM technology-based products in this field. The more successful their efforts, the more royalties we shall ultimately receive (such royalties shall not commence until termination of the five-year royalty-free period in favor of Leitch), and the more receptive that market would be to our own products. If Leitch's TrueCircuitTM technology-based products experience difficulties (e.g. operational malfunctions or poor sales experience) upon their introduction to the professional broadcast video market, we may encounter difficulties in marketing TrueCircuitTM technology-based products in that market or in other fields.

Path 1's intended products are only at a developmental stage.

As of December 31, 2000, our intended products are either at the conceptual stage, i.e., ideas for products, or have been reduced to beta units or prototypes that must be tested and modified. Our product development and commercialization process must incorporate the necessary steps to assure conformance to industry standards and protocols. This conformance must include Underwriter Laboratories certification for the PG1 (all of our other products were designed so as not to require this certification). We must continue our efforts to design these intended products and arrange for prototypes of each intended product to be manufactured, tested and de-bugged before we can implement our marketing plan. There is no assurance that each of these milestones can be achieved or that, if they are achieved, we will be able to effectively market our products and achieve profitable operations.

Path 1 may be unable to obtain full patent protection for its core technology and products, and there is a risk of infringement.

Path 1 intends to patent its core technology and products. On October 31, 2000, we were issued a U.S. patent for our TrueCircuitTM technology - multi-layer network switch. However, there can be no assurance that other patents will be issued for other aspects of our core technology and products, or, if patents are issued, that they will be broad enough to prevent significant competition or that third parties will not infringe upon or design around such patents to develop a competing product. Furthermore, others may design and manufacture superior products.

In addition to seeking patent protection for our core technology and intended products, we intend to rely upon a combination of trade secret, copyright and trademark laws, and contractual provisions to protect our proprietary rights in our intended products. There can be no assurance that these protections will be adequate or that competitors will not independently develop technologies that are substantially equivalent or superior to our products.

There has been a trend toward litigation regarding patent and other intellectual property rights in the telecommunications industry. Although there are currently no lawsuits pending against us regarding possible infringement claims, there can be no assurance such claims will not be asserted in the future or that such assertions will not materially adversely affect our business, financial conditions and results of operation. Any such suit, whether or not it has merit, would be costly in terms of employee time and defense costs and could materially adversely affect us. If an infringement or misappropriation claim is successfully asserted against us, we may need to obtain a license from the claimant to use the intellectual property rights. There can be no assurance that such a license will be available on reasonable terms or at all.

Path 1 faces competition in our industry from much larger companies with significantly greater resources than our own, and such competition is likely to increase in the future.

A number of major network equipment providers such as Cisco Systems, 3Com and Lucent have announced network convergence strategies. Other competitors are developing alternative network approaches, which, if successful, could materially and adversely affect us. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and substantially larger customer bases then we have. In addition, many of our competitors may be able to respond more quickly than we can to new or emerging technologies, as well as devote greater resources than we can to the development, promotion and sale of their products. Increased competition could force us to reduce prices, lower our projected margins and hinder our ability to gain or hold market share. In addition, if we expand our marketing and sales strategy to target markets abroad, we may face additional competition. There can be no assurance that we will be able to compete successfully against current and future competitors.

Path 1 may not be able to profit from growth in its business if Path 1 is unable to effectively manage the growth.

Even though Path 1 is still in the developmental, pre-revenue stage, we experienced rapid growth in the past year and we anticipate (but by no means do we guarantee) that we will grow rapidly in the near future and that this growth will place significant strain on our managerial, financial and personnel resources. The pace of past and our anticipated expansion including our acquisition of Metar ADC, together with the complexity of the technology involved in our intended products, demands an unusual amount of focus on the operational needs of our future customers for quality and reliability, as well as timely delivery and post-installation field support. In addition, relationships with new customers generally require significant engineering support. Therefore, adoption of our intended products by customers would increase the strain on our resources, especially our engineers. To reach our goals, we will need to hire rapidly, while, at the same time, invest in our infrastructure. We expect that we will also have to expand our facilities, both at our San Diego headquarters and in Romania. In addition, we will need to:

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

Competition for employees in our industry is intense, and Path 1 may not be able to hire key employees.

Path 1's future success will depend, in part, on our ability to attract and retain highly skilled employees, particularly management (including senior management), technical and sales personnel. We believe our current roster of senior management is incomplete and that if we are to succeed we must identify and hire several additional professional senior managers, including a President for the Metar ADC (Sistolic) operations and a Vice President of Engineering. Competition for employees in our industry and in our Southern California geographic region is intense due to the scarcity of available people with the necessary professional technical skills. We may be unable to identify and attract highly qualified employees in the future. In addition, we may not be able to successfully assimilate these employees or hire qualified key management personnel to replace them.

Path 1 is dependent on its key employees for our future success, and none of these key employees is obligated to stay with us.

Path 1's success depends on the efforts and abilities of our senior management, specifically Michael T. Elliott, Ronald D. Fellman, Michael Florea, William McKnight, Douglas A. Palmer and Richard B. Slansky and other senior managers yet to be identified and hired, and certain other key personnel including Alan Remen and Yendo Hu. Currently, we have key man life insurance on only Michael Florea. If any of these key employees leaves or is seriously injured and unable to work and we are unable to find a qualified replacement, then our business could be harmed.

Path 1's executive officers, directors and 5% stockholders currently maintain substantial voting control over us, which will allow them to control most matters submitted to stockholders for approval.

At December 31, 2000, our executive officers, directors and 5% stockholders own, in the aggregate, approximately 59% of our outstanding Class A Common Stock. As a result, these stockholders (or subgroups of them) retain substantial control over matters requiring approval by our stockholders, such as the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control.

Unanticipated delays or problems in introducing our intended products or improvements to our intended products may cause customer dissatisfaction or deprive us of the "first-to-market" advantage.

Management has limited experience in manufacturing and shipping products. In addition, delays in the development of prototype products and the launch of commercial products are not uncommon in high-tech industries such as ours. If we experience problems related to the introduction or modification of our intended products or the reliability and quality of such products, which problems delay the introduction of our intended products or product improvements by more than a few months, we could experience reduced product sales and adverse publicity. We believe the company first-to-market with viable products will gain a significant advantage with customers; delays could prevent us from being the company that gains this advantage.

Our intended products are complex and are likely to contain a number of undetected errors and defects, especially when these intended products are first released. These errors or defects, if significant, could harm the performance of these intended products, result in ongoing redevelopment and maintenance costs, and/or cause dissatisfaction on the part of customers. These costs, delays or dissatisfaction could harm our business.

To date there has been only a limited public market for our Class A Common Stock and there is no assurance that an active trading market for our Class A Common Stock will ever exist.

As of December 31, 2000, there were 8,183,901 shares of our Class A Common Stock outstanding. To date, there has been only a limited public market for Path 1 securities and there can be no assurance that a broad public market for our securities will arise. We may be unable to attract and maintain good-quality market makers. In the event a liquid market for our Class A Common Stock does develop, there can be no assurance that the market will be strong enough to absorb all of the Class A Common Stock currently owned by our stockholders. Now that our Class A Common Stock has been registered under the Securities Exchange Act of 1934, substantial quantities of shares classified as "restricted securities" or "control securities" are now eligible for resale on the public market under Rule 144. This has the potential to create a supply/demand imbalance that could hurt our stock price. In addition, subsequent issuances of equity or equity-linked securities may further saturate the market for our Class A Common Stock. The resale of substantial amounts of our Class A Common Stock will have a depressive effect on the price of our shares in the market.

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

- announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

-  proprietary rights disputes or litigation;

-  changes in earnings estimates by analysts or other factors;

-  additions or departures of key personnel;

-  economic and political factors, both in the United States and in Romania;
   and

-  unforeseen or substantial sales of our Class A Common Stock.

In addition, stock prices for many technology companies fluctuate widely for reasons that may be unrelated to operating results. These fluctuations may be related to market maker activity and investor short sales, as well as general economic, market and political conditions such as interest rate increases, recessions or military conflicts, and may materially and adversely affect the market price of our Class A Common Stock.

We offer stock options to our employees, which could result in substantial dilution to all stockholders.

In order to provide incentives to current employees and induce prospective employees and consultants to work for us, we have offered and issued options to purchase our Class A Common Stock and Class B Common Stock. As of December 31, 2000, there were options outstanding to purchase approximately 732,000 shares of our Class A Common Stock, and there were options outstanding to purchase approximately 2,623,000 shares of our Class B Common Stock. We will continue to issue options to purchase sizable numbers of shares of stock to new and existing employees, directors, advisors, consultants or other individuals as we deem appropriate and in our best interests. The grant and subsequent exercise of such options could result in substantial dilution to all stockholders. As of December 31, 2000 280,000 shares of Class A Common Stock under our 2000 Stock Option/Stock Issuance Plan and 877,000 shares of Class B Common Stock under our 1999 Stock Option/Stock Issuance Plan remain authorized but not yet granted as options.

Item 2.   Properties

We lease approximately 11,000 square feet of office space within one facility under three separate leases in San Diego, California. The San Diego offices are used for research and development, prototype production, sales and marketing and administration. The San Diego leases expire between May, 2002 through August, 2002. We also lease approximately 4,000 square feet of office space in Bucharest, Romania on a month-to-month basis. The Romanian offices are used for research and development and administration. We believe our current facilities are adequate to meet our near-term space requirements.

Item 3.   Legal Proceedings

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

Under a Settlement Agreement and Mutual Release dated January 4, 2001, we settled the lawsuits and signed a mutual general release with Dr. Felber. Each party agreed that the settlement was not to be construed as an admission of any liability or wrongdoing by anyone. Pursuant to this Settlement Agreement and Mutual Release, we paid Dr. Felber US$300,000 and placed in escrow an additional US$200,000 as well as 400,000 shares of Class A Common Stock. On January 10, 2002, Dr. Felber will receive from escrow some or all of the cash and stock, based on the following rule (US Dollars):

If for the 30 trading days immediately   Then Felber shall receive
preceding January 10, 2002, the average  from the escrow the following
closing price ("ACP") of our Class A     number of shares of our Class  Plus the following
Common Stock is:                         A Common Stock:                amount of cash:
---------------------------------------  -----------------------------  ------------------

A. $11.00 or more                        The quotient of $1,000,000     $0
                                         divided by the ACP

B. Between $6.00 and $10.99              100,000                        $0

C. Between $4.00 and $5.99               100,000                        The difference
                                                                        between $600,000
                                                                        and the product of
                                                                        100,000 times the ACP

D. Between $1.00 and $3.99               The quotient of $400,000       $200,000
                                         divided by the ACP

E. Less than $1.00                       400,000                        $200,000

Any of the cash and stock not delivered to Dr. Felber under this rule will be returned back to Path 1. We recorded a reserve for settlement costs of US$1.4 million at December 31, 2000, our maximum exposure under the terms of the settlement agreement.

As of the date of filing this report on Form 10-K, we are not a party to any material legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
Matters

The Class A Common Stock of the Company is traded on the OTC Bulletin Board under the symbol "PNWK." The following table sets forth the range of high and low bid prices on the OTC Bulletin Board of the Class A Common Stock for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.


                             High (US$)             Low (US$)
                            -----------            ----------
  1999:
   First Quarter                 8.13                  3.57
   Second Quarter               16.63                  6.88
   Third Quarter                12.50                  8.13
   Fourth Quarter               14.50                  9.00

  2000:
   First Quarter                13.38                  8.75
   Second Quarter               16.60                  8.05
   Third Quarter                11.25                  6.44
   Fourth Quarter               19.13                  5.38

As of December 31, 2000, there were approximately 355 holders of record of the Class A Common Stock. The Company has never paid cash dividends on its Common Stock and has no present intention to do so.

In December 1999, we partially completed a Private Placement Offering (that extended into May of 2000) under which we sold 126,800 shares of common stock at US$8.00 per share to accredited investors, resulting in net cash proceeds totaling US$962,000. These shares were purchased in an arms length transaction by private and institutional investors, none of whom had a significant beneficial interest before the placement. Further, none of these investors are affiliates of Path 1. These shares are also subject to resale restrictions for one year as they were purchased in a private transaction. The price of US$8.00 per share was the highest price we were able to negotiate and still attract the funds. The resulting discount in price from the average price of OTC Bulletin Board transactions for the period represents the associated discount for the resale restriction and the block of stock being offered. In connection with the offering, we granted options for the purchase of 6,250 shares of Class A common stock with an exercise price of US$8.00 per share through December 2006, to brokers as payment for finders fees and incurred other offering related expenses of US$52,000.

In April 2000, we sold 1,250,000 shares of our Class A Common Stock in a private placement to Leitch for US$8.00 per share, resulting in gross proceeds of US$10.0 million. We also received 200,000 shares of Leitch common stock with a fair market value at the date of the transaction of US$3.1 million. In conjunction with the private placement, we entered into a technology license agreement with Leitch and provided Leitch a non-exclusive worldwide royalty bearing license (except as to TrueCircuitTM technology in products designed for the professional video market, which is subject to an exclusive royalty bearing license in favor of Leitch) to utilize our intellectual property to develop and sell products incorporating our TrueCircuitTM technology. The technology license is subject to a five-year initial royalty-free period. Pursuant to the terms of the agreement, Leitch is not obligated to pay us anything in the first year of the agreement but thereafter, provided certain conditions of the agreement are satisfied, a minimum annual fee of US$2 million in the second year, US$3 million in the third year, US$5 million in the fourth year and US$5 million in the fifth year must be paid to us in order to maintain the exclusive license. After the fifth year, minimum annual fees will be mutually agreed upon. If the minimum annual fee is not made in any year, the exclusive license reverts to a non-exclusive license. Minimum annual fees may be in the form of product revenue, research contract revenue or any form other than an equity investment in the company.

In May 2000, we completed a Private Placement Offering (started in 1999) that had authorized the Company to issue up to 1,250,000 shares of Class A Common Stock to accredited investors at a price of US$8.00 per share. Between January 1, 2000 and May 31, 2000, we sold 600,000 shares of Class A Common Stock to accredited investors pursuant to this offering, resulting in net cash proceeds totaling approximately US$4.4 million. In connection with the offering, we granted options to purchase 30,000 shares of Class A Common Stock at an exercise price of US$8.00 per share through February 2007 as payment for finder's fees, and incurred other offering expenses of US$379,000.

In July of 2000, we sold an additional 36,250 shares of its Class A Common Stock to Leitch for US$8.00 per share, resulting in gross proceeds of US$290,000. The shares were issued pursuant to the exercise of certain anti-dilution rights maintained by Leitch.

Item 6.   Selected Financial Data

In the table below, we provide you with our summary historical financial data. We have prepared this information using our financial statements, for the consolidated years ended December 31, 2000, 1999, and for the period January 30, 1998 (inception) to December 31, 1998. When you read this summary historical financial data, it is important that you read along with it the historical financial statements and related notes included herein (in thousands, except per share data (US Dollars):

(1) - See Note 1 of the Notes to Consolidated Financial Statements for a description of the computation of basic and diluted net loss per share and the number of shares used to compute basic and diluted net loss per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the Years Ended December 31, 2000 and 1999

Research and Development. Our research and development expenses increased from US$1.0 million in 1999 to US$3.7 million in 2000. The increase in our research and development expenses is primarily due to higher expenses for consulting, increases in engineering staff, and an increase in prototype material related to the development of the PG1, the DotCAM and TrueCircuitTM technology.

Sales and Marketing. Our sales and marketing expenses increased from US$359,000 in 1999 to US$1.2 million in 2000. The increase in our sales and marketing expenses is due to an increase in promotional and marketing expenses primarily relating to our attendance at the 2000 National Association of Broadcasters (NAB) convention, the addition of new sales and marketing personnel, and increased travel and demonstration expenses.

General and Administrative. Our general and administrative expenses increased from US$984,000 in 1999 to US$4.2 million in 2000. The increase in our general and administrative expenses is primarily due to US$2.2 million of legal fees and settlement costs related to our litigation with Dr. Franklin Felber (see
Item 3. Legal Proceedings). We also incurred higher personnel costs as we added key management and staff positions such as Chief Executive Officer, Chief Financial Officer and Corporate Controller along with other general, human resource, information systems and administrative positions. We also incurred higher consulting, legal and financial expenses related to re-establishing our position on the OTC Bulletin Board and as an SEC reporting company.

Stock-based Compensation. Stock-based compensation expense is a non-cash item that is recognized in association with stock options having exercise prices below estimated fair value. Stock-based compensation expense is calculated as the difference between exercise price and estimated fair market on the date of grant or subsequent measurement date. If the options are subject to variable accounting treatment, then each quarter additional compensation expense, either positive or negative, is recognized based on the fair market value of our common stock in accordance with the provisions of variable stock option accounting. We recognized US$1.6 million in 1999 and US$4.4 million in 2000 of stock-based compensation charges, respectively. Stock-based compensation expense may continue to fluctuate, in material amounts, as the fair market value of our common stock increases or decreases.

Interest Income. Our interest income increased from US$20,000 in 1999 to US$449,000 in 2000. The increase in interest income was due to significantly higher average cash balances during 2000, which included proceeds from a private placement with Leitch completed in April of 2000 and a private placement with other investors completed in May of 2000.

Other Expense. Our other expense increased from US$34,000 in 1999 to US$101,000 in 2000. The increase in other expense was due to a decline in fair market value of marketable securities we hold in Jyra Research, Inc., considered to be other than temporary.

For the Years Ended December 31, 1999 and 1998 (from inception of January 30,
1998)

Research and Development. Our research and development expenses were US$589,000 for the period from inception through December 31, 1998, compared to US$1.0 million for the twelve months ended December 31, 1999, as the receipt of additional invested funds over this twelve month period (as opposed to the nine month period following commencement of operations in late March 1998) enabled us to ramp up our research and development effort. The company had limited internal research and development personnel. We engaged several third party engineering firms and individuals to assist in the development effort during these periods.

Sales and Marketing. Our sales and marketing expenses were US$291,000 for the period from inception through December 31, 1998. Our sales and marketing expenses were US$359,000 for the twelve months ended December 31, 1999, as we continued our ongoing efforts to increase market awareness and acceptance of our technology and our intended products. The increase in sales and marketing expenses from 1998 to 1999 was due primarily to the increased costs of conducting sales and marketing efforts for a full twelve months (as opposed to the nine month period following commencement of operations in late March
1998).

General and Administrative. Our general and administrative expenses were US$298,000 for the period from inception through December 31, 1998, compared to US$984,000 for the twelve months ended December 31, 1999. The increase in general and administrative expenses from 1998 to 1999 was primarily due to (i) higher personnel costs, as we filled two executive officer positions with new hires, and increased salaries for our existing executive officers and employees, (ii) legal costs (US$252,000 as of December 31, 1999) associated with litigation against certain former officers, directors and affiliates,
(iii) increased rent payment for our premises, (iv) the increase in compensation expenses related to employee option grants at below fair market value and (v) the costs of doing business for a full twelve months (as opposed to the nine month period following commencement of operations in late March
1998).

Stock-based Compensation. Stock-based compensation expense is a non-cash item that is recognized in association with stock options having exercise prices below estimated fair value. Stock-based compensation expense is calculated as the difference between exercise price and estimated fair value on the date of grant or subsequent measurement date, and if the options are subject to variable accounting treatment, then each quarter additional compensation expense, either positive or negative, is recognized based on the fair market value of our common stock in accordance with the provisions of variable stock option accounting. We recognized US$1.5 million in 1998 and US$1.6 million in 1999 of stock-based compensation charges, respectively. Stock-based compensation expense may continue to fluctuate, in material amounts, as the fair market value of our common stock increases or decreases.

Interest Income. Our interest income increased from US$7,000 in 1998 to US$20,000 in 1999. The increase in interest income was due to higher average cash balances during 1999, which included proceeds from a private placements completed during fiscal year 1999.

Other Expense. Our other expense increased from zero in 1998 to US$34,000 in 1999. The increase in other expense was due to a decline in fair market value of marketable securities we hold in Jyra Research, Inc., considered to be other than temporary.

Liquidity and Capital Resources

Since our inception on January 30, 1998, we have financed our operations primarily through the sale of common equity securities to investors and strategic partners. The funds we received through these sales are currently invested in U.S. Treasury and government agency obligations and investment-grade corporate obligations. We also hold common stock in Leitch Technology Corporation and Jyra Research, Inc., which they issued directly to us.

At December 31, 2000, we had cash and cash equivalents of US$7.2 million, marketable securities of US$4.3 million (US$ 3.3 million in Leitch common stock), and net working capital of US$9.0 million. For the next several years, we expect to make substantial additional expenditures associated with research and development and incur increased costs associated with staffing for management, sales and marketing and administration functions. We anticipate that our existing capital resources will enable us to fund operations for a minimum of one year. However, we are currently seeking additional funding to expand our research and development activities and our infrastructure.

Cash used for operating activities for the years ended December 31, 2000, 1999 and from January 30, 1998 (inception) to December 31, 1998, totaled US$6.3 million, US$2.2 million and US$777,000, respectively. The relative increase in cash used for operating activities for the years ended December 31, 2000 and 1999 compared to the prior year, was primarily due to an increase in net loss as a result of an increase in personnel expenses associated with research and development activities, promotional and marketing activities, staffing of the general and administrative functions, consulting fees, and other operating costs. The increase for the year ended December 31, 2000 was partially offset by an increase in accounts payable and accrued liabilities that includes a US$1.4 million reserve for the settlement of litigation with Dr. Franklin Felber.

Cash used for investing activities for the years ended December 31, 2000, 1999 and from January 30, 1998 (inception) to December 31, 1998, totaled US$ 1.5 million, US$17,000 and US$73,000, respectively. This increase was primarily the result of the purchase of computers and test equipment and the net purchase of marketable securities.

Cash provided by financing activities for the years ended December 31, 2000, 1999 and from January 30, 1998 (inception) to December 31, 1998, totaled US$14.6 million, US$2.6 million and US$969,000, respectively. This increase was primarily due to the proceeds from a private placement with Leitch Technology Corporation and other private placement issuances.

At December 31, 2000, we have no material commitments other than our operating leases. Our future capital requirements will depend upon many factors, including the timing of research and product development efforts, the expansion of our general and administrative functions and sales and marketing efforts, the development of prototype systems demonstrating our technology and the need to finance the manufacturing of commercial products that we may develop and launch. We expect to continue to expend significant amounts on research and development staffing, infrastructure and computer equipment to support on-going research and development activities.

In December 1999, we partially completed a Private Placement Offering (that extended into May of 2000) under which we sold 126,800 shares of common stock at US$8.00 per share to accredited investors, resulting in net cash proceeds totaling US$962,000. These shares were purchased in an arms length transaction by private and institutional investors, none of whom had a significant beneficial interest before the placement. Further, none of these investors are affiliates of Path 1. These shares are also subject to resale restrictions for one year as they were purchased in a private transaction. The price of US$8.00 per share was the highest price we were able to negotiate and still attract the funds. The resulting discount in price from the average price of OTC Bulletin Board transactions for the period represents the associated discount for the resale restriction and the block of stock being offered. In connection with the offering, we granted options for the purchase of 6,250 shares of Class A common stock with an exercise price of US$8.00 per share through December 2006, to brokers as payment for finders fees and incurred other offering related expenses of US$52,000.

In April 2000, we sold 1,250,000 shares of our Class A Common Stock in a private placement to Leitch for US$8.00 per share, resulting in gross proceeds of US$10.0 million. We also received 200,000 shares of Leitch common stock with a fair market value at the date of the transaction of US$3.1 million. In conjunction with the private placement, we entered into a technology license agreement with Leitch and provided Leitch a non-exclusive worldwide royalty bearing license (except as to TrueCircuitTM technology in products designed for the professional video market, which is subject to an exclusive royalty bearing license in favor of Leitch) to utilize our intellectual property to develop and sell products incorporating our TrueCircuitTM technology. The technology license is subject to a five-year initial royalty-free period. Pursuant to the terms of the agreement, Leitch is not obligated to pay us anything in the first year of the agreement but thereafter, provided certain conditions of the agreement are satisfied, a minimum annual fee of US$2 million in the second year, US$3 million in the third year, US$5 million in the fourth year and US$5 million in the fifth year must be paid to us in order to maintain the exclusive license. After the fifth year, minimum annual fees will be mutually agreed upon. If the minimum annual fee is not made in any year, the exclusive license reverts to a non-exclusive license. Minimum annual fees may be in the form of product revenue, research contract revenue or any form other than an equity investment in the company.

In May 2000, we completed a Private Placement Offering (started in 1999) that had authorized the Company to issue up to 1,250,000 shares of Class A Common Stock to accredited investors at a price of US$8.00 per share. Between January 1, 2000 and May 31, 2000, we sold 600,000 shares of Class A Common Stock to accredited investors pursuant to this offering, resulting in net cash proceeds totaling approximately US$4.4 million. In connection with the offering, we granted options to purchase 30,000 shares of Class A Common Stock at an exercise price of US$8.00 per share through February 2007 as payment for finder's fees, and incurred other offering expenses of US$379,000.

In July of 2000, we sold an additional 36,250 shares of its Class A Common Stock to Leitch for US$8.00 per share, resulting in gross proceeds of US$290,000. The shares were issued pursuant to the exercise of certain anti-dilution rights maintained by Leitch.

We acquired the assets of Metar ADC, a Bucharest, Romania-based integrated circuit design company, for US$2 million in cash. The first US$1 million is payable upon receipt and acceptance of designated technology transfers from Metar ADC, which occurred on February 21, 2001. The second US$1 million is payable over a three-year period beginning October 13, 2001.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in interest rates primarily from our marketable securities and investments in certain available-for-sale securities. We are also exposed to fluctuations in the stock market as securities we hold are in volatile markets. In addition, we hold stock in a company that is traded on Toronto Stock Exchange, which may expose use to foreign currency fluctuations. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of interest sensitive financial instruments at December 31, 2000.

Item 8.   Financial Statements

The Company's financial statements at December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999, for the period from January 30, 1998 (inception) through December 31, 1998, and for the period from January 30, 1998 (inception) through December 31, 2000, are included in this report on pages F-1 through F-26.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

The information required by this item will be set forth under the captions "Election of Directors" and "Executive Officers" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2001 Annual Meeting of Stockholders (the "Proxy Statement"), which is incorporated by reference herein.

Item 11.   Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation."

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

Item 13.   Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Proxy Statement under the heading "Certain Transactions."

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)  Documents Filed as Part of This Report

             1. The following financial statements are filed as a part of this report under Item 8 - Financial Statements and Supplementary
                Data:

                Report of Ernst &Young LLP, Independent Auditors

                -Consolidated Balance Sheets
                -Consolidated Statements of Operations
                -Consolidated Statements of Stockholders' Equity
                -Consolidated Statements of Cash Flows
                -Notes to Consolidated Financial Statements

             2. Financial statement schedules: none.

             3. Exhibits: The following exhibits are filed with this report, or incorporated by reference as noted. Exhibits filed with this report are marked with an asterisk (*). Exhibits that consist of or include a management contract or compensatory plan or arrangement are marked with an obelisk (+).

Exhibit
Number      Description

3.1         Certificate of Incorporation, as amended. (1)
3.2         Amended and Restated Bylaws. (1)
10.5        1999 Stock Option/Stock Issuance Plan, as amended. (1)
10.9        Agreement of Purchase and Sale by and between us and Leitch
            Technology Corporation, dated April 10, 2000. (1)
10.10       Stockholders' Agreement by and among us, Leitch
            Technologies Corporation, Ronald D. Fellman, Douglas A. Palmer and
            Michael T. Elliott dated as of April 10, 2000. (1)
10.11+      Technology License Agreement between us and Leitch Technology
            Corporation dated April 10, 2000. (1)
10.12       Settlement Agreement and Mutual Release dated April 11, 2000. (1)
10.13#      Employment Agreement between us and Michael T. Elliott dated
            April 7, 2000. (1)
10.14       Sale Purchase Agreement among us, Metar ADC and Michael Florea, dated October 13, 2000. (2)
10.15#      Terms of Employment between us and Richard B. Slansky dated
            May 5, 2000. (3)
10.16#*     Employment Agreement between us and Michael Florea dated
            October 13, 2000.
10.17#*     Terms of Employment between us and William McKnight dated
            December 15, 2000.
10.18       Settlement Agreement and Mutual Release among Path 1 Network
            Technologies Inc., Douglas A. Palmer, Ronald D. Fellman, JYRA
            Research Inc., Roderick C.H. Adams, Leslie A. Fellman, Linda
            Palmer, Franklin Felber and Merril Felber dated January 4, 2001.
            (4)
10.19*      Product Development Agreement between Path 1 Network
            Technologies Inc. and Barconet, N.V. dated February 5, 2001.
23.1*       Consent of Ernst & Young LLP, Independent Auditors.

___________________________________________________________________________

(1) Filed as an exhibit to the Registrant's Form 10 filed with the Securities and Exchange Commission (the "Commission") on May 23, 2000, as amended by Form 10/A filed with the Commission on June 8, 2000, and by Form 10/A filed with the Commission on June 19, 2000.

(2) Filed as an exhibit to the Registrant's Form 8-K filed with the Commission on October 30, 2000.

(3) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the Commission on November 20, 2000.

(4) Filed as an exhibit to the Registrant's Form 8-K filed with the Commission on January 31, 2001.

+-Confidential Treatment Requested
#-Management Compensation Agreement
*-Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28, 2001

Path 1 Network Technologies Inc.

By:  /s/ Michael T. Elliott
Michael T. Elliott
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                Title                                      Date

 /s/ Michael T. Elliott  President and Chief Executive Officer  March 28, 2001
Michael T. Elliott       and Director (Principal Executive Officer)

/s/ Richard B. Slansky   Chief Financial Officer and Secretary  March 28, 2001
Richard B. Slansky       (Principal Financial Officer and Principal
                          Accounting Officer)

/s/ Ronald D. Fellman    Chairman of the Board                  March 28, 2001
Ronald D. Fellman

/s/ John A. MacDonald    Director                               March 28, 2001
John A. MacDonald

/s/ Reginald J. Tiessen  Director                               March 28, 2001
Reginald J. Tiessen

/s/ John J. Splavec      Director                               March 28, 2001
John J. Splavec

/s/ James A. Bixby       Director                               March 28, 2001
James A. Bixby

/s/ Peter P. Savage      Director                               March 28, 2001
Peter P. Savage

Exhibits

3.1         Certificate of Incorporation, as amended. (1)
3.2         Amended and Restated Bylaws. (1)
10.5        1999 Stock Option/Stock Issuance Plan, as amended. (1)
10.9        Agreement of Purchase and Sale by and between us and Leitch
            Technology Corporation, dated April 10, 2000. (1)
10.10       Stockholders' Agreement by and among us, Leitch
            Technologies Corporation, Ronald D. Fellman, Douglas A. Palmer and
            Michael T. Elliott dated as of April 10, 2000. (1)
10.11+      Technology License Agreement between us and Leitch Technology
            Corporation dated April 10, 2000. (1)
10.12       Settlement Agreement and Mutual Release dated April 11, 2000. (1)
10.13#      Employment Agreement between us and Michael T. Elliott dated
            April 7, 2000. (1)
10.14       Sale Purchase Agreement among us, Metar ADC and Michael Florea, dated October 13, 2000. (2)
10.15#      Terms of Employment between us and Richard B. Slansky dated
            May 5, 2000. (3)
10.16#*     Employment Agreement between us and Michael Florea dated
            October 13, 2000.
10.17#*     Terms of Employment between us and William McKnight dated
            December 15, 2000.
10.18       Settlement Agreement and Mutual Release among Path 1 Network
            Technologies Inc., Douglas A. Palmer, Ronald D. Fellman, JYRA
            Research Inc., Roderick C.H. Adams, Leslie A. Fellman, Linda
            Palmer, Franklin Felber and Merril Felber dated January 4, 2001.
            (4)
10.19*      Product Development Agreement between Path 1 Network
            Technologies Inc. and Barconet, N.V. dated February 5, 2001.
23.1*       Consent of Ernst & Young LLP, Independent Auditors.
___________________________________________________________________________

(1) Filed as an exhibit to the Registrant's Form 10 filed with the Securities and Exchange Commission (the "Commission") on May 23, 2000, as amended by Form 10/A filed with the Commission on June 8, 2000, and by Form 10/A filed with the Commission on June 19, 2000.

(2) Filed as an exhibit to the Registrant's Form 8-K filed with the Commission on October 30, 2000.

(3) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the Commission on November 20, 2000.

(4) Filed as an exhibit to the Registrant's Form 8-K filed with the Commission on January 31, 2001.

+-Confidential Treatment Requested
#-Management Compensation Agreement
*-Filed Herewith







               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Path 1 Network Technologies Inc.                                       Page

Report of Ernst & Young LLP, Independent Auditors                      F-2
Consolidated Balance Sheets as of December 31, 2000 and 1999           F-3
Consolidated Statements of Operations for the years ended December
  31, 2000 and 1999 the period from January 30, 1998 (inception)
  through December 31, 1998, and the period from January 30, 1998
  (inception) through December 31, 2000                                F-4
Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 2000 and 1999 and for the period from January 30, 1998
  (inception) through December 31, 1998                                F-5
Consolidated Statements of Cash Flows for the years ended December 31,
  2000 and 1999, the period from January 30, 1998 (inception) through December 31, 1998, and the period from January 30, 1998 (inception)
  through December 31, 2000                                            F-7
Notes to Consolidated Financial Statements                             F-8




           Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Path 1 Network Technologies Inc.

We have audited the accompanying consolidated balance sheets of Path 1 Network Technologies Inc. (a development stage company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999, for the period from January 30, 1998 (inception) to December 31, 1998, and for the period from January 30, 1998 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Path 1 Network Technologies Inc. (a development stage company) at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, for the period from January 30, 1998 (inception) through December 31, 1998, and for the period from January 30, 1998 (inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP


San Diego, California
February 9, 2001



                       Path 1 Network Technologies Inc.
                        (a development stage company)

                         Consolidated Balance Sheets

           (in thousands, US dollars, except for per share data)


                                                               December 31,
                                                             2000        1999
                                                           -------------------
Assets
Current assets:
  Cash and cash equivalents                                 $ 7,171     $  454
  Marketable securities, available for sale                   4,313          -
  Other current assets                                          177         86
                                                           -------------------
Total current assets                                         11,661        540
                                                           ===================


Property and equipment, net                                     459         59
Other assets                                                    184        113
                                                           -------------------
Total assets                                                $12,304     $  712
                                                           ===================


Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and other accrued liabilities            $ 2,175     $  282
  Accrued compensation and benefits                             191          -
  Deferred revenue                                              324          -
                                                           -------------------
Total current liabilities                                     2,690        282

Stockholders' equity:
  Common stock, $0.001 par value; issuable in series:
  Class A - 20,000,000 shares authorized; 8,183,901 and
   6,087,651 shares issued and outstanding at December 31,
   2000 and December 31, 1999, respectively                       8          6
  Class B - 10,000,000 shares authorized; no shares issued or
   outstanding at December 31, 2000 and December 31, 1999         -          -
  Notes receivable from stockholders                           (114)         -
  Additional paid-in capital                                 32,295     10,264
  Deferred compensation                                      (3,005)    (3,162)
  Accumulated other comprehensive income                        228          -
  Accumulated deficit during development stage              (19,798)    (6,678)
                                                           -------------------
Total stockholders' equity                                    9,614        430
                                                           -------------------
Total liabilities and stockholders' equity                  $12,304     $  712
                                                           ===================

      See accompanying notes to the consolidated financial statements.







                         Path 1 Network Technologies Inc.
                          (a development stage company)

                      Consolidated Statements of Operations

             (in thousands, US dollars, except for per share data)

                                                   Period from        Period from
                                                    January 30,        January 30,
                                                       1998               1998
                                                    (inception)        (inception)
                                    Years ended       through            through
                                    December 31,    December 31,       December 31,
                                  2000      1999        1998               2000
                               ------------------  -----------------  ---------------
Operating expenses:
  Research and development     $  3,679  $  1,046        $  589           $  5,314
  Sales and marketing             1,184       359           291              1,834
  General and administrative      4,184       984           298              5,466
  Stock-based compensation (*)    4,421     1,611         1,493              7,525
                               ------------------  -----------------  ---------------
Total operating expenses        (13,468)   (4,000)       (2,671)           (20,139)

Other income (expense):
  Interest income, net              449        20             7                476
  Impairment loss on investment in
   Jyra Research, Inc.             (101)      (34)            -               (135)
                               ------------------  -----------------  ---------------
  Net loss                     $(13,120) $ (4,014)     $ (2,664)          $(19,798)
                               ==================  =================  ===============

Loss per common share - basic
 and diluted                   $  (1.78) $  (0.71)     $  (0.57)
                               ==================  =================
Weighted average common shares
 outstanding                      7,383     5,679         4,712
                               ==================  =================

* The following table shows how the Company's stock-based compensation would be allocated to the respective expense categories:

   Research and development     $ 1,251  $    302      $     73           $  1,626
   Sales and marketing              485         -             -                485
   General and administrative     2,685     1,309         1,420              5,414
                                -----------------  -------------------------------
                                $ 4,421  $  1,611      $  1,493           $  7,525
                               ==================  ===============================

           See accompanying notes to the consolidated financial statements.



                                                  Path 1 Network Technologies Inc.
                                                   (a development stage company)

                                         Consolidated Statements of Stockholders' Equity

                                      (in thousands, US dollars, except for per share data)
       For the years ended December 31, 2000 and 1999 and the period from January 30, 1998 (inception) to December 31, 1998


                                                                                                            Notes      Accumulated
                                                   Series A                                  Additional   receivable  Comprehensive
                                          Convertible Preferred Stock      Common stock       paid-in        from        income
                                             Shares         Amount     Shares       Amount    capital    Stockholders    (loss)
Balance at January 30, 1998 (inception)           -             $-          -           $-         $-           $-            $-
  Issuance of common stock at par to
   founders for cash in February 1998             -              -      3,600            3         (3)           -             -
  Issuance of Series A convertible
   preferred stock in exchange for stock
   in Jyra Research, Inc.                         1              -          -            -        147            -             -
  Issuance of common stock at $0.60 per
   share for cash, net of issuance costs
   of $48                                         -              -      1,664            2        966            -             -
  Transfer of common stock to employees
   by principal stockholders                      -              -          -            -        331            -             -
  Issuance of stock options to consultants
   for services                                   -              -          -            -         73            -             -
  Deferred compensation related to
   employee stock options                         -              -          -            -      2,090            -             -
  Amortization of deferred compensation
  Comprehensive loss:
   Net loss from inception through
    December 31, 1998                             -              -          -            -          -            -             -
   Unrealized loss on investment in Jyra
    Research, Inc.                                -              -          -            -          -            -           (19)
   Net comprehensive loss
Balance at December 31, 1998                      1              -      5,264            5      3,604            -           (19)
  Issuance of common stock at $4.00 per
   share for cash, net of issuance costs
   of $82                                         -              -        420            1      1,595            -             -
  Issuance of common stock at $8.00 per
   share for cash, net of issuance costs
   of $52                                         -              -        127            -        962            -             -
  Conversion of Series A preferred stock
   into common stock                             (1)             -        277            -          -            -             -
  Issuance of stock options to consultants
   for services                                   -              -          -            -        311            -             -
                                                  See accompanying notes to the consolidated financial statements

                                                  Path 1 Network Technologies Inc.
                                                   (a development stage company)

                                         Consolidated Statements of Stockholders' Equity

                                      (in thousands, US dollars, except for per share data)
       For the years ended December 31, 2000 and 1999 and the period from January 30, 1998 (inception) to December 31, 1998

                                                           Accumulated
                                                         deficit during
                                                               the          Total
                                               Deferred    development   stockholders'
                                             compensation     stage        equity
Balance at January 30, 1998 (inception)             $-            $-             $-
  Issuance of common stock at par to
   founders for cash in February 1998                -             -              -
  Issuance of Series A convertible
   preferred stock in exchange for stock
   in Jyra Research, Inc.                            -             -            147
  Issuance of common stock at $0.60 per
   share for cash, net of issuance costs
   of $48                                            -             -            968
  Transfer of common stock to employees
   by principal stockholders                         -             -            331
  Issuance of stock options to consultants
   for services                                      -             -             73
  Deferred compensation related to
   employee stock options                       (2,090)            -              -
  Amortization of deferred compensation          1,420             -          1,420
  Comprehensive loss:
   Net loss from inception through
    December 31, 1998                                -        (2,664)        (2,664)
   Unrealized loss on investment in Jyra
    Research, Inc.                                   -             -            (19)
   Net comprehensive loss                                                  (2,683)
Balance at December 31, 1998                      (670)       (2,664)           256
  Issuance of common stock at $4.00 per
   share for cash, net of issuance costs
   of $82                                            -             -          1,596
  Issuance of common stock at $8.00 per
   share for cash, net of issuance costs
   of $52                                            -             -            962
  Conversion of Series A preferred stock
   into common stock                                 -             -              -
  Issuance of stock options to consultants
   for services                                      -             -            311
                          See accompanying notes to the consolidated financial statements


                                                 Path 1 Network Technologies Inc.
                                                  (a development stage company)

                                         Consolidated Statements of Stockholders' Equity

                                       (in thousands, US dollars, except for per share data)
        For the years ended December 31, 2000 and 1999 and the period from January 30, 1998 (inception) to December 31, 1998


                                                                                                            Notes      Accumulated
                                                   Series A                                  Additional   receivable  Comprehensive
                                          Convertible Preferred Stock      Common stock       paid-in        from        income
                                             Shares         Amount     Shares       Amount    capital    Stockholders    (loss)
  Deferred compensation related to
  employee stock options                          -              -          -            -      3,791            -              -
  Amortization of deferred compensation           -              -          -            -          -            -              -
  Comprehensive loss:
   Net loss for the year ended December
    31, 1999                                      -              -          -            -          -            -              -
   Reversal of unrealized loss on
    investment in Jyra Research, Inc.             -              -          -            -          -            -             19
   Net comprehensive loss                         -              -          -            -          -            -              -
Balance at December 31, 1999                      -              -      6,088            6     10,263            -              -
  Issuance of common stock at $8.00 per
   share for cash in February 2000, net
   of issuance costs of $379                      -              -        600            1      4,421            -              -
  Issuance of common stock at $8.00 per
   share for $10,120 in cash and 200,000
   shares of Leitch common stock
   valued at $3,100 in April 2000, net of
   issuance costs of $100                         -              -      1,286            1     13,221            -              -
  Exercise of options to purchase common
   stock for cash in October 2000                 -              -         20            -         12            -              -
  Exercise of options to purchase common
   stock in December 2000 in exchange
   for shareholder notes                          -              -        190            -        114         (114)             -
  Issuance of stock options to consultants
   for services                                   -              -          -            -      2,202            -              -
  Deferred compensation related to
   employee stock options                         -              -          -            -      2,062            -              -
  Amortization of deferred compensation           -              -          -            -          -            -              -
  Comprehensive loss:
   Net loss for the year ended December
    31, 2000                                      -              -          -            -          -            -              -
   Unrealized gain on marketable
    securities                                    -              -          -            -          -            -            228
  Net comprehensive loss                          -              -          -            -          -            -              -
Balance at December 31, 2000                      -              -      8,184      $     8    $32,295    $    (114)      $    228

                              See accompanying notes to the consolidated financial statements.


                                                    Path 1 Network Technologies Inc.
                                                     (a development stage company)

                                           Consolidated Statements of Stockholders' Equity

                                        (in thousands, US dollars, except for per share data)
       For the years ended December 31, 2000 and 1999 and the period from January 30, 1998 (inception) to December 31, 1998

                                                             Accumulated
                                                            deficit during
                                                                the          Total
                                                Deferred    development   stockholders'
                                              compensation     stage        equity
  Deferred compensation related to
  employee stock options                          (3,791)           -               -
  Amortization of deferred compensation            1,300            -           1,300
  Comprehensive loss:
   Net loss for the year ended December
    31, 1999                                           -       (4,014)         (4,014)
   Reversal of unrealized loss on
    investment in Jyra Research, Inc.                  -            -              19
   Net comprehensive loss                              -            -          (3,995)
Balance at December 31, 1999                      (3,161)      (6,678)            430
  Issuance of common stock at $8.00 per
   share for cash in February 2000, net
   of issuance costs of $379                           -            -           4,422
  Issuance of common stock at $8.00 per
   share for $10,120 in cash and 200,000
   shares of Leitch common stock
   valued at $3,100 in April 2000, net of
   issuance costs of $100                              -            -          13,222
  Exercise of options to purchase common
   stock for cash in October 2000                      -            -              12
  Exercise of options to purchase common
   stock in December 2000 in exchange
   for shareholder notes                               -            -               -
  Issuance of stock options to consultants
   for services                                        -            -           2,202
  Deferred compensation related to
   employee stock options                         (2,062)           -               -
  Amortization of deferred compensation            2,218            -           2,218
  Comprehensive loss:
   Net loss for the year ended December
    31, 2000                                           -      (13,120)        (13,120)
   Unrealized gain on marketable
    securities                                         -            -             228
  Net comprehensive loss                               -            -         (12,892)
Balance at December 31, 2000                   $  (3,005)   $ (19,798)      $   9,614

                                See accompanying notes to the consolidated financial statements.





                                 Path 1 Network Technologies Inc.
                                  (a development stage company)

                             Consolidated Statements of Cash Flows

                     (in thousands, US dollars, except for per share data)

                                                             Period from        Period from
                                                              January 30,        January 30,
                                                                 1998               1998
                                                              (inception)        (inception)
                                              Years ended       through            through
                                              December 31,    December 31,       December 31,
                                            2000      1999        1998               2000
                                        --------------------  -----------------  ---------------
Operating activities:
  Net loss                              $(13,120)  $ (4,014)      $(2,664)          $(19,798)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
   Depreciation and amortization             143         12            19                174
   Amortization of deferred
    compensation                           2,218      1,300         1,419              4,937
   Common stock issued to employees by
    principal stockholders                     -          -           331                331
   Common stock options issued for
    services                               2,202        311            73              2,586
   Impairment loss on investment in Jyra
    Research, Inc.                           101         34             -                135
   Changes in assets and liabilities:
    Other current assets                     (91)       (76)          (10)              (177)
    Other assets                            (172)         -             -               (172)
    Accounts payable and accrued
     liabilities                           1,893        227            55              2,175
    Accrued compensation and benefits        191          -             -                191
    Deferred revenue                         324          -             -                324
                                        --------------------  -----------------  ---------------
Cash used in operating activities         (6,311)    (2,206)         (777)            (9,294)

Investing activities:
  Purchase of marketable securities     (209,668)         -             -           (209,668)
  Sale and maturity of marketable
   securities                            208,679          -             -            208,679
  Purchases of property and equipment       (543)       (17)          (73)              (633)
                                        --------------------  -----------------  ---------------
    Cash used in investing activities     (1,532)       (17)          (73)            (1,622)

Financing activities:
  Issuance of common stock for cash       14,548      2,558           969             18,075
  Exercise of stock options for cash          12          -             -                 12
                                        --------------------  -----------------  ---------------
    Cash provided by financing activities 14,560      2,558           969             18,087

Increase in cash and cash equivalents      6,717        335           119              7,171

Cash and cash equivalents, beginning
 of period                                   454        119             -                  -
                                        --------------------  -----------------  ---------------
Cash and cash equivalents, end of period $ 7,171     $  454        $  119          $  7,171
                                        ====================  =================  ===============

Supplemental disclosure of noncash investing
 activities:
Issuance of Series A convertible preferred
 stock in exchange for investment in Jyra
 Research, Inc.                          $     -     $    -        $  147          $    147
                                        ====================  =================  ===============
Issuance of common stock for marketable
 securities                              $ 3,096     $    -        $    -          $  3,096
                                        ====================  =================  ===============
Unrealized gain in marketable securities $   228     $    -        $    -          $    228
                                        ====================  =================  ===============
Exercise of stock options for
 stockholder notes                       $   114     $    -        $    -          $    114
                                        ====================  =================  ===============

               See accompanying notes to the consolidated financial statements.





                      Path 1 Network Technologies Inc.
                       (a development stage company)

                 Notes to Consolidated Financial Statements

                            December 31, 2000

1.  Organization and Summary of Significant Accounting Policies

Organization and Business Activity

Path 1 Network Technologies Inc. (the Company) was incorporated in Delaware on January 30, 1998 under the name Millennium Network Technologies, Inc. On March 16, 1998, the Company changed its name to Path 1 Network Technologies Inc.

The Company is engaged in the development of proprietary, internet protocol ("IP") and Ethernet based, network technology which, when developed, will manage and alleviate network traffic congestion, enabling simultaneous data, telephone and video transmissions over an IP/Ethernet network with improved quality of service. From inception to date, management of the Company has devoted substantially all of its efforts in developing its products and technology, organizing the Company and raising capital necessary to fund planned operations. Accordingly, at December 31, 2000, the Company is still considered to be in the development stage.

Principles of Consolidation

The Company's consolidated financial statements include its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting business. In the period from January 30, 1998 (inception) through December 31, 2000, the Company incurred losses totaling US$19.8 million. The Company's ability to transition from the development stage and ultimately, to attain profitable operations, is dependent upon obtaining sufficient working capital to complete the successful development of its products and technology, achieving market acceptance of such products and technology and achievement of sufficient levels of revenue to support the Company's cost structure. Management believes that the Company's existing capital resources will enable the Company to fund operations for the next twelve months. However, the Company is currently seeking additional funding to expand its research and development activities and its infrastructure. will be available on terms acceptable to the Company, if at all. Without additional financing, the Company will be required to delay, reduce the scope of, or eliminate one or more of its research and development projects and significantly reduce its expenditures on infrastructure.

Management Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. For example, the Company recorded an estimated reserve of US$1.4 million for legal settlement costs during the quarter ended December 31, 2000. This reserve may need to be adjusted in subsequent periods.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market funds, and other highly liquid investments with maturities of three months or less when purchased. The carrying value of these instruments approximates fair value. The Company generally invests its excess cash in debt instruments of the U.S. Treasury, government agencies and corporations with strong credit ratings. Such investments are made in accordance with the Company's investment policy, which establishes guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company has not experienced any significant losses on its cash and cash equivalents.

Marketable Securities

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date. The net unrealized gains or losses on available-for-sale securities are reported as a component of comprehensive income. The specific identification method is used to compute the realized gains and losses on debt and equity securities.

Fair Value of Financial Instruments

The carrying value of cash, cash equivalents, marketable investments, accounts payable, and accrued liabilities approximates their fair value.

Property and Equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets, ranging from two to five years, using the straight-line method.

Income Taxes

Deferred income taxes result primarily from temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the difference between the financial statement bases and the tax bases of assets and liabilities using enacted tax rates. A valuation allowance is established to reduce a deferred tax asset to the amount that is expected more likely than not to be realized.

Revenue Recognition

Revenue from hardware and software product sales will be recorded upon shipment, or when delivery requirements and risk of loss passes to the customer, if later. Revenue from services will be recorded when earned and no significant acceptance criteria exists. Revenue on engineering design contracts, including technology development agreements, will be recognized using the percentage-of-completion method, based on costs incurred to date compared with total estimated costs. Billings on uncompleted contracts in excess of incurred cost and accrued profits will be classified as deferred revenue. License fees will be recognized when delivery requirements have been met and collection is probable. Royalty revenue will be recorded as earned in accordance with the specific terms of each license agreement when reasonable estimates of such amounts can be made.

Research and Development Expenses

Research and development expenditures are charged to expense as incurred. The Company expenses amounts paid to obtain patents or acquire licenses, as the ultimate recoverability of the amounts paid is uncertain.

Advertising Expense

Advertising expenditures are charged to expense as incurred. The Company expensed US$219,000, US$57,000, and US$37,000 for the years ended December 31, 2000 and 1999, and for the period from January 30, 1998 (inception) through December 31, 1998, respectively.

Stock Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") 25, Accounting for stock issued to Employees, Statement of Financial Accounting Standards (SFAS), Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, and SFAS Interpretation No 38, Determining the Measurement Date for Stock Option, Purchase, and Award Plans involving Junior Stock. The Company also complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

In March 2000, the Financial Accounting Standards Board, or FASB, released FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, and interpretation of APB Opinion No. 25," (FIN 44) which provides clarification of APB 25 for certain issues such as the determination of who is an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. We believe that our practices are in conformity with this guidance, and therefore FIN 44 had no impact on our financial statements.

The Company accounts for equity instruments issued to non-employees using the fair value method in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in conjunction with Selling, Goods or Services.

Equity instruments issued to non-employees that are fully vested and non-forfeitable are measured at fair value at the issuance date and expensed in the period over which the benefit is expected to be received. Equity instruments issued to non-employees which are either unvested or forfeitable, for which counter-party performance is required for the equity instrument to be earned, are measured initially at the fair value and subsequently adjusted for changes in fair value until the earlier of: 1) the date at which a commitment for performance by the counter-party to earn the equity instrument is reached or 2) the date on which the counter-party's performance is complete.

Net Loss per Share

Basic and diluted net loss per share has been computed in accordance with SFAS No. 128, Earnings Per Share, using the weighted-average number of shares of common stock outstanding during the period including any dilutive common stock equivalents. Common stock equivalents for the twelve months ended December 31, 2000, 1999 and for the period from January 30, 1998 (inception) to December 31, 1998 consisting of options outstanding to purchase approximately 3,355,000, 1,217,000 and 1,079,000 shares of common stock, respectively, were not included in the calculation of diluted earnings per share because of the anti-dilutive effect.

Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, common shares, if any, issued in each of the periods presented for nominal consideration would be included in the per share calculations as if they were outstanding for all periods presented. No such shares have been issued.

New Accounting Standards

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. In May 1999, the FASB delayed the effective date of SFAS 133 by one year. The Company will be required to adopt SFAS 133 for fiscal year 2001. This statement establishes a new model for accounting for derivatives and hedging activities. Under SFAS 133, certain derivatives must be recognized as assets and liabilities and measured at fair value. The Company is not currently engaged in derivative or hedging activities.

In December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements.


1.  Organization and Summary of Significant Accounting Policies (continued)

In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company adopted SAB 101 in the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material effect on its consolidated financial position or results of operation, as the Company has not recognized revenue as of December 31, 2000.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to current year presentation.

2.  Transactions with Leitch Technology Corporation

In April 2000, the Company sold 1,250,000 shares of its Class A Common Stock in a private placement to Leitch Technology Corporation ("Leitch") for US$8.00 per share, resulting in gross proceeds of US$10.0 million. The Company also received 200,000 shares of Leitch common stock with a fair value at the date of the transaction of US$3.1 million. Leitch's common stock is publicly traded on the Toronto Stock Exchange under the symbol "LTV" and on the Nasdaq National Market under the symbol "LVID". In conjunction with the private placement, the Company entered into a technology license agreement with Leitch and provided Leitch a non-exclusive worldwide royalty bearing license (except as to TrueCircuitTM technology in products designed for the professional video market, which is subject to an exclusive royalty bearing license in favor of Leitch) to utilize the Company's intellectual property to develop and sell products which incorporate its proprietary TrueCircuitTM technology. The technology license is subject to a five-year initial royalty- free period.
The shares of Class A Common Stock sold to Leitch are subject to Rule 144 restrictions on resale as they were unregistered securities purchased in a private transaction.

In July 2000, the Company sold an additional 36,250 shares of its Class A Common Stock to Leitch for US$8.00 per share, resulting in gross proceeds of US$290,000. The shares were issued pursuant to the exercise of certain anti-dilution rights maintained by Leitch.

3.  Composition of Certain Balance Sheet Captions

                                                        December 31,
                                                     2000         1999
                                                ------------  ------------
                                                (in thousands, US dollars)
Property and equipment:
Computer equipment                                 $   441      $    83
Test equipment                                         146            -
Furniture and fixtures                                  46            7
                                                ------------  ------------
                                                       633           90
  Less accumulated depreciation                       (174)         (31)
                                                ------------  ------------
                                                   $   459      $    59
                                                ============  ============

Accounts payable and other accrued
liabilities:
  Accounts payable                                 $   564      $   162
  Reserve for legal settlement                       1,400            -
  Other                                                211          120
                                                ------------  ------------
                                                   $ 2,175      $   282
                                                ============  ============

4.  Marketable Securities

Marketable securities available for sale consist primarily of corporate stock and corporate debt securities. The costs and estimated fair market value as of December 31, 2000 are as follows (in thousands, US dollars):

                                                   Gross         Gross     Estimated
                                     Amortized   Unrealized   Unrealized      Fair
                                        Cost       Gains        Losses       Value
                                     -----------------------------------------------
Short-term Investments Available for Sale:
Corporate Debt Securities                 996           -            -          996
Equity Securities                       3,100         217            -        3,317
                                       $4,096        $217            -       $4,313

                                                   Gross         Gross     Estimated
                                     Amortized   Unrealized   Unrealized      Fair
                                        Cost       Gains        Losses       Value
                                     -----------------------------------------------
Cash                                     490         -                -         490
Cash Equivalents:
Commercial Paper                       6,646        11                -       6,657
Money Market Fund                         24         -                -          24
                                      $7,160       $11                       $7,171

As of December 31, 2000 the Company had investments in equity securities and corporate debt securities of approximately US$4,313,000 available for sale. The Company uses the specific identification method in determining cost on these investments. The contractual maturities of commercial paper and corporate debt securities of US$996,000 classified as available for sale as of December 31, 2000 are due within one year.

5.  Commitments

The Company leases its office facilities and certain office equipment under operating lease agreements that expire at various times through June 2003. The leases are payable in monthly installments of approximately US$15,000, subject to annual rate increases. Rent expense totaled US$124,000 for the year ended December 31, 2000, US$126,000 for the year ended December 31, 1999, US$28,000 for the period from January 30, 1998 (inception) through December 31, 1998 and US$278,000 for the period from January 30, 1998 (inception) through December 31, 2000.

Annual future minimum lease obligations for operating leases as of December 31, 2000 are as follows (in thousands, US dollars):

          Year Ended December 31,                 Amount
          -----------------------                -------
          2001                                     $176
          2002                                       79
          2003                                        2
                                                   $257

6.  Stockholders' Equity

Founders Stock

On January 31, 1998, the Company issued 1,000 shares of common stock to the Company's founders for US$1,100 in cash.

Stock Split

On March 15, 1998 the Board of Directors authorized a 3,600 for 1 stock split of all outstanding common stock. All share and per share amounts (except in "Founders Stock" above)and stock option data within the financial statements have been restated to reflect the stock split.

Authorized Shares

On March 16, 1998, the Company amended its Certificate of Incorporation to increase the Company's authorized shares of common stock to 20,000,000 with a par value of US$0.001 per share.

On April 13, 1999, the Company amended its Certificate of Incorporation to authorize 10,000,000 shares of Class B Common Stock with a par value of US$0.001 per share, and classify the Company's existing common stock as Class A common stock.

Convertible Preferred Stock

On December 7, 1999, Jyra Research, Inc. converted ten shares of the Company's Series A Preferred Stock, which was authorized on March 15, 1998 by the Company's Board of Directors, into 277,018 shares of the Company's Class A Common Stock. As of December 31, 2000 there is no authorized preferred stock.

Class B Common Stock

The Class B Common Stock has no voting rights and the holders are not entitled to receive any dividends. Class B Common Stock will convert into shares of Class A Common Stock, on a one-for-one basis, upon the occurrence of any one of the following four events:

(1) The Company (or 50% or more of its stock or assets) is acquired by a person or an affiliated group by merger, reverse triangular merger, private stock sale, direct stock issuance, consolidation or otherwise.

(2) The Company sells, leases, or exclusively licenses all or substantially all of its assets (excluding sales of inventory in the ordinary course of business).

(3) The Company reports for any fiscal year revenues from operations equal to US$10,000,000 or more and reports for such fiscal year EBITDA (earnings before interest, taxes, depreciation, amortization and extraordinary items) of US$2,000,000 or more, as determined in accordance with generally accepted accounting principles in the United States.

(4) The Company consummates the sale of its Class A Common Stock in a bona fide, firm commitment underwriting pursuant to a registration statement under the Securities Act of 1933, as amended, the public offering price of which is not less than US$25,000,000 in the aggregate.

Private Placement Offerings

In May 1998, the Company completed a Private Placement offering under which it sold 1,614,833 shares of common stock at US$0.60 per share to accredited investors, resulting in net cash proceeds totaling US$968,000. In connection with the offering, the Company issued 49,500 Class A common shares to brokers as payment for finders fees and incurred other offering related expenses of US$48,000.

In April 1999, the Company completed a Private Placement Offering under which it sold 419,500 shares of common stock at US$4.00 per share to accredited investors, resulting in net cash proceeds totaling approximately US$1.6 million. In connection with the offering, the Company granted options for the purchase of 20,975 shares of Class A common stock with an exercise price of US$4.00 per share through May 2009, to brokers as payment for finders fees and incurred other offering related expenses of US$82,000.

In December 1999, the Company completed a Private Placement Offering under which it sold 126,800 shares of common stock at US$8.00 per share to accredited investors, resulting in net cash proceeds totaling approximately US$962,000. These shares were purchased in an arms length transaction by private and institutional investors, none of whom had a significant beneficial interest before the placement. Further, none of these investors are affiliates of the Company. These shares were also subject to resale restrictions for one year as they were purchased in a private transaction. The cash proceeds of US$8.00 per share were the highest price the Company was able to negotiate and still attract the funds. The resulting discount in price from the average price of OTC-Bulletin Board transactions for the period represents the associated discount for the resale restriction and the block of stock being offered. In connection with the offering, the Company granted options to purchase of 6,250 shares of Class A common stock with an exercise price of US$8.00 per share through December 2006, to brokers as payment for finders fees and incurred other offering related expenses of US$52,000.

Between January 1, 2000 and May 31, 2000, the Company sold 600,000 shares of Class A Common Stock at US$8.00 per share to accredited investors pursuant to a Private Placement Offering that commenced in 1999, resulting in net cash proceeds totaling approximately US$4.4 million. In connection with the offering, the Company granted options to purchase 30,000 shares of Class A Common Stock at an exercise price of US$8.00 per share through February 2007 as payment for finder's fees, and incurred other offering expenses of US$379,000.

1999 Stock Option/Stock Issuance Plan

On August 3, 1999, the Company adopted the 1999 Stock Option/Stock Issuance Plan (the 1999 Plan) that provides for the grant of incentive and non-statutory stock options for the purchase of Class B Common Stock to employees, directors or consultants of the Company. The 1999 Plan, as amended, authorizes the Company to issue up to 3,500,000 shares of Class B common stock. The 1999 Plan provides that incentive stock options will be granted at no less than the fair value of the Company's Class B common stock as determined by the Board of Directors at the date of the grant. The options generally vest and become exercisable either immediately or over one to four years. Generally, any unvested shares underlying unexercised options will be canceled in the event of termination of employment or engagement. Options expire no more than ten years after the date of grant, or earlier if the employment terminates or as determined by the Board of Directors.

2000 Stock Option/Stock Issuance Plan

Prior to the adoption of the 1999 Plan and outside of any existing stock option plan, the Company granted non-statutory stock options for the purchase of Class A Common Stock to employees, directors or consultants of the Company. On August 21, 2000, the Company adopted the 2000 Stock Option/Stock Issuance Plan (the 2000 Plan) that provides for the grant of non-statutory stock options for the purchase of Class A Common Stock to employees, directors or consultants of the Company. The 2000 Plan authorizes the Company to issue up to 10,000 shares of Class A Common Stock. The options generally vest and become exercisable either immediately or over one to four years. Options expire no more than ten years after the date of grant, or earlier if the employment terminates or as determined by the Board of Directors.

The following table summarizes all options outstanding and exercisable as of December 31, 2000 (in thousands, US dollars, except year and per share data):

                          Weighted
                          average     Weighted                Weighted
                         remaining    average                 average
  Exercise    Number    contractual   exercise   Options    exercise of
   price   outstanding  life (years)   price   exercisable  exercisable
--------------------------------------------------------------------------
Class A:
   $0.60        629           4.44      $0.60        496         $0.60
   $2.00         11           4.25      $2.00          8         $2.00
   $2.50         25           4.67      $2.50         15         $2.50
   $4.00         21           4.67      $4.00         21         $4.00
   $8.00         46           5.54      $8.00         46         $8.00

Class B:
   $2.00        256           5.98      $2.00        122         $2.00
   $4.35      2,367           6.43      $4.35        968         $4.35
              3,355           5.98      $3.49      1,676         $3.14



All stock option transactions are summarized as follows (in thousands, US dollars, except per share data):


                               Class A   Weighted   Class B   Weighted
                                Stock     Average    Stock     Average
                               Option    Exercise   Option    Exercise
                                Shares    Price     Shares     Price
                              -------------------------------------------
Balance at January 30, 1998
 (inception)                        -     $    -         -      $     -
  Granted                         827       0.66         -            -
  Exercised                         -          -         -            -
  Cancelled                       (25)      0.60         -            -
                              -------------------------------------------
Balance at December 31, 1998      802       0.66         -            -
  Granted                         128       1.70       495         2.33
  Exercised                         -          -         -            -
  Cancelled                       (39)      2.00      (169)        2.00
                              -------------------------------------------
Balance at December 31, 1999      891       0.75       326         2.51
  Granted                          51       8.00     2,546         4.35
  Exercised                      (210)      0.60         -            -
  Cancelled                         -          -      (249)        4.35
                              -------------------------------------------
Balance at December 31, 2000      732      $1.25     2,623        $4.12
                              ===========================================
Exercisable at December 31, 2000  586      $1.37     1,090        $4.09
                              ===========================================

Stock Based Compensation

During the twelve months ended December 31, 2000, the Company granted approximately 2,598,000 stock options to employees and consultants with vesting periods ranging from immediate to four years. The options are for the purchase of approximately 51,000 shares of Class A Common Stock at an exercise price of US$8.00 per share and approximately 2,547,000 shares of Class B Common Stock at an exercise price of US$4.35 per share. During the twelve months ended December 31, 2000, the Company recorded stock-based compensation expense of US$4.4 million related to options outstanding to employees and consultants.

The Company has adopted the disclosure-only provision of SFAS No. 123, Accounting for Stock Based Compensation. Accordingly, no compensation expense has been recognized for the stock options issued to employees or directors in accordance with SFAS No. 123. If compensation expense had been determined consistent with SFAS No. 123, as compared to the intrinsic method in accordance with APB 25, the Company's net loss would have been changed to the following pro forma amounts (in thousands, US dollars):

                                     2000        1999         1998
                                  ----------   ----------  ----------
Net loss, as reported             $(13,120)    $(4,014)     $(2,664)
Net loss, pro forma                (16,907)     (4,147)      (2,774)

Net loss per share, as reported      (1.78)      (0.71)       (0.57)
Net loss per share, pro forma        (2.29)      (0.73)       (0.59)

The effects are not likely to be representative of the effects on pro forma net income or loss in future years.

The fair value of options granted in 2000, 1999 and for the period from January 30, 1998 (inception) to December 31, 1998 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected life of three to four years; expected dividend yield of zero percent; expected volatility of 100 percent; and risk-free interest rate of six percent. The weighted-average fair value of the options granted to employees during 2000, 1999 and the period from January 30, 1998 to December 31, 1998 was US$8.01, US$10.82 and US$3.19,
respectively.

Common Shares Reserved for Future Issuance

At December 31, 2000, common shares reserved for future issuance under the 1999 Plan, the 2000 Plan and non-Plan outstanding stock options consist of the following (in thousands):


                                          Total    Class A    Class B
                                         ------------------------------
Stock options issued and outstanding      3,355        732      2,623
Shares reserved for future issuance       1,157        280        877
                                         ------------------------------
Total reserved                            4,512      1,012      3,500
                                         ==============================

7.  Income Taxes

Significant components of the Company's deferred tax assets are shown below. A valuation allowance of US$7,883,000 has been recognized at December 31, 2000 to offset the deferred tax assets as realization of such assets is uncertain (in thousands, US dollars):

                                                  December 31,
                                         2000         1999        1998
                                        -------------------------------
Deferred tax assets:
  Net operating loss carryforwards     $5,360       $1,369       $ 413
  Research and development credits        591          133          37
  Deferred compensation                 1,889            -           -
  Other, net                               43           68          14
                                        -------------------------------
Total deferred tax assets               7,883        1,570         464
Valuation allowance                    (7,883)      (1,570)       (464)
                                        -------------------------------
  Net deferred tax assets              $    -       $    -       $   -
                                        ===============================

At December 31, 2000, the Company has federal and California net operating loss carryforwards of approximately US$13,100,000 and US$13,250,000, respectively. The federal and California tax loss carryforwards will begin expiring in 2019 and 2007, respectively, unless previously utilized. The Company also had federal and California research tax credit carryforwards of approximately US$400,000 and US$280,000, respectively, which will begin to expire in 2019 unless previously utilized.

Pursuant to Internal Revenue Code Sections 382 and 383, the annual use of the Company's net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% which occurs within a three year period. However, the Company does not believe such limitation will have a material impact upon the utilization of these carryforwards.

8.  Legal Proceedings

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

9.   Employee Benefits

In November of 2000 the Company adopted a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code. Employees who are at least 21 years of age are eligible to participate in the plan. Under the terms of the plan, the Company matches thirty percent of the employee's contribution, up to six percent of their annual salary. Matching contributions made by the Company for the year ended December 31, 2000 were approximately US$2,000.

10.  Subsequent Events

Felber Litigation

Under a Settlement Agreement and Mutual Release dated January 4, 2001, the Company settled its lawsuits and signed a mutual general release with Dr. Franklin Felber. Each party agreed that the settlement was not to be construed as an admission of any liability or wrongdoing by anyone. To settle the lawsuits, the Company paid Dr. Felber US$300,000 and placed in escrow US$200,000 and 400,000 shares of Class A Common Stock. On January 10, 2002, Dr. Felber will receive from escrow some or all of the cash and stock, based on the following table (US dollars):

If for the 30 trading days immediately   Then Felber shall receive
preceding January 10, 2002, the average  from the escrow the following
closing price ("ACP") of our Class A     number of shares of our Class  Plus the following
Common Stock is:                         A Common Stock:                amount of cash:
---------------------------------------  -----------------------------  ------------------
A. $11.00 or more                        The quotient of $1,000,000     $0
                                         divided by the ACP
B. Between $6.00 and $10.99              100,000                        $0
C. Between $4.00 and $5.99               100,000                        The difference
                                                                        between $600,000
                                                                        and the product of
                                                                        100,000 times the ACP
D. Between $1.00 and $3.99               The quotient of $400,000       $200,000
                                         divided by the ACP
E. Less than $1.00                       400,000                        $200,000

Any of the cash and stock not delivered to Dr. Felber under this settlement agreement will be returned to the Company. The Company recorded a reserve for settlement costs of US$1.4 million at December 31, 2000, its maximum exposure under the terms of the settlement agreement.

Metar Acquisition

Effective February 1, 2001, the Company completed the purchase of assets of Metar ADC, a Bucharest, Romania-based integrated circuit design company.
Under the terms of the purchase agreement, the Company is to pay US$2 million in cash for the assets of Metar ADC. The first US$1 million is payable upon receipt and acceptance of designated technology transfers from Metar ADC..
The second US$1 million is payable over a three-year period on the anniversary date of technology acceptance as follows: US$150,000 in year one, US$250,000 in year two and US$600,000 in year three.

The acquisition will be accounted for as a purchase in accordance with the provisions of APB No. 16. The present value of the future payments due to Metar ADC using a discount rate of fifteen percent is US$698,000. In addition to the US$1.7 million purchase price, Path 1 expects to incur approximately US$100,000 in acquisition-related costs.

Based on the consideration issued in the transaction, and the related costs, the total purchase price of Metar ADC is approximately US$1.8 million determined as follows (in thousands, US dollars):

                                                             Amount
                                                            ---------
Cash                                                         $1,000
Present value of future payments due to Metar ADC               698
Acquisition costs                                               100
                                                            ---------
                                                             $1,798
                                                            =========

Although the Company has not conducted an independent valuation of the tangible and intangible assets acquired in order to allocate the purchase price in accordance with APB No. 16, the purchase price will be allocated as follows based on management's best estimate of the acquired tangible and intangible assets (in thousands, US dollars):



                                                            Amount
                                                           ---------
Property and equipment                                      $    7
Intangible assets                                            1,791
                                                           ---------
Total consideration                                         $1,798
                                                           =========

The acquired intangible assets will be amortized over an estimated useful life of three years.

11. Summary of Quarterly Results of Operations (unaudited)

                Fiscal Quarters (Year ended December 31,)
          (In thousands, US Dollars, except for per share data)

                                     1st           2nd            3rd           4th
                               -----------------------------------------------------
2000
Loss From Operations             $ (2,935)      $ (6,217)       $  (361)    $ (3,955)
Net Loss                           (2,966)        (6,140)          (186)      (3,828)

Basic and Diluted Loss Per Share $  (0.47)      $  (0.82)       $ (0.02)    $  (0.48)
Weighted Average Shares Used
In Calculation                      6,325          7,513          7,932        7,985

1999
Loss From Operations             $   (735)      $   (683)       $  (784)    $ (1,798)
Net Loss                             (734)          (679)          (777)      (1,824)

Basic and Diluted Loss Per Share $  (0.14)     $   (0.13)      $  (0.14)   $  (0.30)
Weighted Average Shares Used
In Calculation                      5,388          5,403          5,684       6,080