Form 10-Q
period 2001-03-31
PATH 1 NETWORK TECHNOLOGIES INC
filed 2001-05-14
CIK 1059404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)
     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                 For the quarterly period ended March 31, 2001.
                                       or

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
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)



            3636 NOBEL DRIVE, SUITE 275, SAN DIEGO, CALIFORNIA 92122
                                 (858) 450-4220
   (Address, including zip code, and telephone number, including area code, of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of the issuer's Class A Common Stock, US$.001 par value, as of April 17, 2001 was 8,204,801. No shares of the issuer's Class B Common Stock are outstanding.

                        PATH 1 NETWORK TECHNOLOGIES INC.
                          Quarterly Report on Form 10-Q
                  For the Quarterly Period Ended March 31, 2001


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION.................................................3
   ITEM 1. FINANCIAL STATEMENTS................................................3
      CONDENSED CONSOLIDATED BALANCE SHEETS....................................3
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS..........................4
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS..........................5
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.....................6
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS......................................10
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
     MARKET RISK .............................................................20
PART II - OTHER INFORMATION...................................................21
   ITEM 1. LEGAL PROCEEDINGS..................................................21
   ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..........................21
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES....................................22
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................22
   ITEM 5. OTHER INFORMATION..................................................22
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................22

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        PATH 1 NETWORK TECHNOLOGIES INC.
                          (A Development Stage Company)

                     CONDENSED, CONSOLIDATED BALANCE SHEETS
                      (in US$, thousands except share data)

                                                                                      March 31,      December 31,
                                                                                         2001            2001
                                                                                  ---------------------------------
                                                                                             (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                                           $    4,891       $    7,171
 Restricted cash                                                                            200                -
 Marketable securities, available for sale                                                1,809            4,313
 Other current assets                                                                       279              177
                                                                                  ---------------------------------
      Total current assets                                                                7,179           11,661

Property and equipment, net                                                                 533              459
Acquired technology, net                                                                  1,007                -
Other assets                                                                                 50              184
                                                                                  ---------------------------------
Total assets                                                                         $    8,769       $   12,304
                                                                                  =================================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                                            $    1,466       $    2,175
 Accrued compensation and benefits                                                          211              191
 Deferred revenue                                                                           449              324
                                                                                  ---------------------------------
      Total current liabilities                                                           2,126            2,690

Commitments and contingencies

Stockholders' equity:
 Common stock, $0.001 par value; issuable in series:
      Class A - 20,000,000 shares authorized; 8,204,801                                       8                8
           and 8,183,901 shares issued and outstanding at
           March 31, 2001 and December 31, 2000, respectively
                                                                                              -                -
      Class B - 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2001 and December 31, 2000, respectively
 Notes receivable from stockholders                                                        (114)            (114)
 Additional paid-in capital                                                              36,257           32,295
 Deferred compensation                                                                   (5,640)          (3,005)
 Accumulated other comprehensive (loss) gain                                               (515)             228
                                                                                  ---------------------------------
 Deficit accumulated during the development stage                                       (23,353)         (19,798)
                                                                                  ---------------------------------
      Total stockholders' equity                                                          6,643            9,614
                                                                                  ---------------------------------
Total liabilities and stockholders' equity                                           $    8,769       $   12,304
                                                                                  =================================

See accompanying notes to these condensed, consolidated financial statements.

                        PATH 1 NETWORK TECHNOLOGIES INC.
                          (A Development Stage Company)

                CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in US$, thousands, except per share amounts)
                                   (unaudited)

                                                                                         For the period from
                                                           Three Months Ended              January 31, 1998
                                                               March 31,                 (inception) Through
                                                         2001             2000              March 31, 2001
                                                   --------------------------------------------------------------
Operating expenses:
 Research and development                             $   1,179       $   1,269                $   6,493
 Sales and marketing                                        214             617                    2,048
 General and administrative                                 898             622                    6,364
 Stock-based compensation
                                                          1,313             427                    8,838
                                                   --------------------------------------------------------------
        Total operating expenses                         (3,604)         (2,935)                 (23,743)


Interest income, net                                         97              18                      573
Loss on sale of securities                                  (48)            (49)                    (183)
                                                   --------------------------------------------------------------
Net loss                                              $  (3,555)      $  (2,966)              $  (23,353)
                                                   ==============================================================

Loss per common share - basic and diluted             $   (0.43)      $   (0.47)              $    (3.16)
                                                   ==============================================================

Weighted average common shares outstanding                8,191           6,325                    7,390
                                                   ==============================================================




 (*) The following table shows how the
     Company's stock-based compensation would
     be allocated to the respective department
     expense line items:
        Research and development                      $     559       $     209               $    2,185
        Sales and marketing                                 212              60                      697
        General and administrative                          542             158                    5,956
                                                   --------------------------------------------------------------
                                                      $   1,313       $     427               $    8,838
                                                   ==============================================================

See accompanying notes to these condensed, consolidated financial statements.





                        PATH 1 NETWORK TECHNOLOGIES INC.
                          (A Development Stage Company)
                CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in US$, thousands)
                                   (unaudited)

                                                                                                       January 30, 1998
                                                                           Three Months Ended             (inception)
                                                                               March 31,                    Through
                                                                         2001             2000          March 31, 2001
                                                                    --------------------------------------------------------
Cash flows from operating activities:
 Net loss                                                            $   (3,555)      $  (2,966)          $  (23,353)

 Adjustments to reconcile net loss to net cash
      used in operating activities:
    Depreciation and amortization                                           166               7                  340
    Amortization of deferred compensation                                 1,313             427                6,250
 Common stock issued to employees by principal stockholders                                                      331
    Common stock options issued for services                                  7           1,148                2,593
    Loss on investment                                                       48              49                  183
 Changes in assets and liabilities:
    Other current assets                                                    244              17                   67
    Other assets                                                             35            (800)                (137)
     Accounts payable and accrued liabilities                              (643)            311                1,532
    Accrued Compensation and Benefits                                       (47)              -                  144
    Deferred revenue                                                        125               -                  449
                                                                    --------------------------------------------------------
           Cash used in operating activities                             (2,307)         (1,807)             (11,601)
Cash flows from investing activities:
 Purchase of Marketable Securities                                      (82,407)              -             (292,075)
 Sale of Marketable Securities                                           83,777               -              292,456
 Purchase of Metar ADC Assets                                            (1,000)              -               (1,000)
 Purchases of property and equipment                                       (148)            (66)                (781)
                                                                    --------------------------------------------------------
           Cash used in investing activities                                222             (66)             (1, 400)
Cash flows from financing activities:
 Issuance of common stock for options exercised, net                          5               -                   12
 Issuance of common stock for cash, net                                       -           3,597               18,080
                                                                    --------------------------------------------------------
           Cash provided by financing activities                              5           3,597               18,092


Increase (decrease) in cash and cash equivalents                         (2,080)          1,724                5,091

Cash and cash equivalents, beginning of period                            7,171             454                    -
                                                                    ---------------------------------
Cash and cash equivalents, end of period                             $    5,091       $   2,178           $    5,091
                                                                    ========================================================
Supplemental cash flow disclosures:
 Cash paid for interest during the period                            $        -       $     597
                                                                    =================================
Supplemental disclosure of noncash investing activities:
 Issuance of Series A convertible preferred stock in exchange
    for investment in JYRA Research, Inc.                            $        -       $       -           $      147
                                                                    ========================================================
 Issuance of common stock for marketable securities                  $        -       $       -           $    3,096
                                                                    ========================================================
 Unrealized gain/(loss) in marketable securities                     $     (730)      $       -           $     (502)
                                                                    ========================================================
 Exercise of stock options for stockholder notes                     $        -       $       -           $      114
                                                                    ========================================================

See accompanying notes to these condensed, consolidated financial statements.

NOTES TO THE CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed, consolidated balance sheets as of March 31, 2001 and December 31, 2000, the condensed, consolidated statements of operations and cash flows for the three month periods ended March 31, 2001 and 2000 and from the period January 30, 1998 (inception) through March 31, 2001, have been prepared by Path 1 Network Technologies Inc. (the "Company") and have not been audited. These quarterly financial statements, in the opinion of management, include all adjustments, consisting only of normal and recurring adjustments, necessary to state fairly the financial information set forth therein, in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Form 10-K filed March 29, 2001. The interim financial information contained in this filing is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2001.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to current year presentation.


NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying condensed, consolidated financial statements include our accounts and those of our wholly-owned subsidiary. We have eliminated all significant intercompany accounts and transactions.


NOTE 3 - MANAGEMENT ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Actual results could differ from those estimates.


NOTE 4 - NET LOSS PER SHARE

Basic and diluted net loss per share has been computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," using the weighted-average number of shares of common stock outstanding during the period including any dilutive common stock equivalents. Common stock equivalents for the three months ending March 31, 2001 and 2000 were excluded from the calculation of diluted earnings per share because of the anti-dilutive effect.

Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, common shares, if any, issued in each of the periods presented for nominal consideration would be included in the per share calculations as if they were outstanding for all periods presented. No such shares have been issued.


NOTE 5 - ACQUISTION OF METAR ADC

In February, 2001 the Company completed the purchase of the assets of Metar ADC. As of March 31, 2001, the Company had made payments of US$1.0 million and incurred acquisition cost of approximately US$100,000. The cost of the acquisition of approximately US$1.1 million is being amortized over a three year period.


NOTE 6 - PRODUCT DEVELOPMENT AGREEMENT

On February 5, 2001 the Company entered into a non-recurring engineering "Product Development Agreement" (the "Agreement") with BarcoNet, N.V. ("BarcoNet"), a public limited liability company located in Belgium. The agreement calls for Path1 to perform certain engineering services in connection with the development of the PGA-100 system, in order for BarcoNet to pursue commercial production of the PGA-100 system. In conjunction with the agreement, Path 1 placed 100,000 shares of its Class A Common Stock into an escrow account as security for the US$1.0 million advance paid to Path1 to fund the engineering services outlined in the agreement. Subject to the meeting of certain milestones and the successful completion of an Acceptance Test, the Company will receive additional funds (bringing the value of the agreement to US$1.7 million) and the shares placed into escrow will be returned to the Path 1. If successful completion of the Acceptance test is not achieved, the Company will be required to return the US$1.0 million advance or release the shares held in escrow to Barconet, at the sole option of the Company. As of March 31, 2001 the Company was in compliance with the terms of the agreement and had received US$200,000 of the funds pursuant to the agreement.

NOTE 7 - REPORTABLE OPERATING SEGMENTS

The Company is engaged in the development of communication technologies that enable the transport of real-time multimedia over Internet Protocol ("IP") networks. For the purposes of applying Statement of Financial Accounting Standards (SFAS) No. 131 management determined that it has two operating segments based on the two distinct areas of technical expertise and the deployment of our patented core TrueCircuit(R) technology.

o The Video Solutions Group is engaged in the development of system solutions that enable broadcast quality video over IP. Utilizing TrueCircuit(R) technology and other developed network traffic techniques the group has been able to provide broadcast quality video and reduce the amount of latency and jitter associated with the high speed transmission of data over an IP network. Currently, the Video Solutions Group employs 18 engineers and works primarily out of our San Diego, California USA facility.

o The Sistolic Group, comprised mainly of the employees hired in connection with the asset purchase of Metar ADC, is engaged in the development of 10 Gigabit Emac and Ethernet switches and related technology. By employing network traffic management techniques and the patented TrueCircuit(R) technology, Sistolic is in the process of developing a one chip (ASIC) solution that fosters the high speed transmission of data over existing networks. Currently Sistolic consists of 4 engineers in the US and 22 engineers in our Romanian facility.

Following is a table that reconciles the Company's operating expenses and net identifiable fixed assets between the two reportable segments as of and for the period ended March 31, 2001. The development of two separate operating segments did not occur until the Company completed the acquisition of the assets of Metar ADC in February 2001. Accordingly, there is no segment disclosure as of and for the three months ended March 31, 2000.

                                                       March 31,2001
 Operating loss before interest and taxes:        (in`000's, US dollars)
 -----------------------------------------   ---------------------------------
                                                        (unaudited)
      Video Solutions                                      $1,346
      Sistolic                                                983
      Corporate                                             1,275
                                             ---------------------------------
                                                           $3,604
                                             =================================

 Net Property & Equipment:
 ---------------------------------
      Video Solutions                                        $312
      Sistolic                                                174
      Corporate                                                47
                                             ---------------------------------
                                                             $533
                                             =================================


NOTE 8 - STOCK OPTIONS

The Company  accounts for  stock-based  compensation  arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") 25, Accounting for stock issued to Employees, Statement of Financial Accounting Standards ("SFAS") No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, and SFAS No. 38, Determining the Measurement Date for Stock Option, Purchase, and Award Plans involving Junior Stock. The Company also complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

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

During the three month period ended March 31, 2001, the Company granted 920,000 stock options to employees and consultants with vesting periods ranging from immediate to four years. The options are for the purchase of 920,000 shares of Class B common stock at an exercise price of US$4.35 per share. There were no options to purchase Class A common stock granted during the three month period ended March 31, 2001. During the three month period ended March 31, 2001, the Company recorded stock-based compensation expense of US$1.3 million related to options outstanding to employees and consultants.


NOTE 9 - LEGAL PROCEEDINGS

Under a Settlement Agreement and Mutual Release dated January 4, 2001, the Company settled its lawsuits and signed a mutual general release with Dr. Franklin Felber. Each party agreed that the settlement was not to be construed as an admission of any liability or wrong doing by anyone. To settle the lawsuits, the Company paid Dr. Felber US$300,000 and placed in escrow US$200,000 and 400,000 shares of Class A common stock. On January 10, 2002, Dr. Felber will receive from escrow some or all of the cash and stock, based on the following table (US dollars):


 If for the 30 trading days immediately      Then Felber shall receive from       Plus the following amount of cash:
 preceding January 10, 2002, the average     the escrow the following number
       closing price (ACP) of the           of shares of the Class A common
        Class A common stock is:                        stock :
------------------------------------------ ----------------------------------- -----------------------------------
A. $11.00 or more                           The quotient of $1,000,000           $0
                                            divided by the ACP
B. Between $6.00 and $10.99                 100,000                              $0
C. Between $4.00 and $5.99                  100,000                              The  difference  between  $600,000
                                                                                 and the  product of 100,000  times
                                                                                 the ACP
D. Between $1.00 and $3.99                  The  quotient of $400,000  divided   $200,000
                                            by the ACP
E. Less than $1.00                          400,000                              $200,000

Any of the cash and stock not delivered to Dr. Felber under this settlement agreement will be returned to the Company. The Company recorded a reserve for settlement costs of US$1.4 million at December 31, 2000, its maximum exposure under the terms of the settlement agreement.

NOTE 10 - SUBSEQUENT EVENTS

On April 4, 2001, Dr. Michael T. Elliott resigned as President, Chief Executive Officer (CEO) and a Director of the Corporation. The Company entered into an Employment Separation/Consulting Agreement and General Release with Dr. Elliott providing for salary continuation at the rate of US$200,000 per annum for fifteen months or until Dr. Elliott accepts a full time position, whichever is earlier. Under the agreement, Dr. Elliott will report to the CEO and will provide consulting services as may be requested by the CEO. Dr. Elliott will also receive a one percent (1%) commission on certain funding activities if he is directly involved with the activities.


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

You are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in this Item 2 or in the Company's annual report on Form 10-K and other reports and filings made with the Securities and Exchange Commission.


OVERVIEW

Path 1 has developed communications technologies that enable the transport of real-time multimedia over Internet Protocol ("IP") networks and employs a patented approach to Quality of Service ("QoS"). Path 1's technology enables the transport of broadcast quality video, audio, telephony and other time-critical data, such as sensor and control data, over an IP Ethernet network with minimal latency and jitter. Path 1 believes that the greatest demands on the Internet and IP-based wide-area networks will take the form of broadcast video distribution, video-on-demand, video networking, interactive video and other forms of high quality video media consumption. The Internet and most enterprise networks today are using Ethernet/IP or SONET/ATM transport protocols. Current network capacity is inadequate to handle the video delivery demands of the future. Path 1 has begun a planned phased approach of deploying its technology, beginning with validation and trials of current development platforms and potentially building to full end-to-end solutions to address the emerging demands for the delivery of high quality video, voice and data over IP networks.

Path 1 has developed and patented several techniques that address the network requirements to distribute video over legacy IP environments. This combined technology and know-how provide the critical components of the required end-to-end solution. In support of this objective, Path 1 is developing and utilizing in-house technical expertise in the areas of: storage devices (servers), network bandwidth management, synchronization, MPEG transmission, subscriber software services, security and IP home networking devices.

IP networks offer significant advantages in data handling, deployment cost and worldwide acceptance and availability. However, one limiting factor has been the inability to offer video across commercial wide-area IP networks with an acceptable level of quality and reliability. Path 1 is addressing many of the issues associated with this challenge. With Path 1's technology, broadcast-quality video is being demonstrated, end-to-end with a high degree of reliability. In fact in the first quarter of 2001 Path 1 successfully demonstrated coast-to-coast (US) transmission of broadcast television material in an all-IP offering.

Path 1's business approach is to: 1) develop an end-to-end technology video network solution using in-house technologies or by links and partnerships with outside enterprises; 2) develop channel partners to develop and penetrate video distribution markets; and 3) reduce cost and enhance the performance of solutions through Application Specific Integrated Circuit ("ASIC") implementations. Path 1 intends to leverage its TrueCircuit(R) technology as an enabling technology integral to the development of end-to-end solutions.

Path 1 is working to transition from a development stage company to an operating company. During 2000, Path 1 raised US$4.4 million of capital from private investors and entered into a series of agreements with Leitch Technology Corporation ("Leitch") wherein Path 1 received US$10.0 million in cash plus approximately US$3.1 million in Leitch common stock. These funds are being used to develop Path 1's technology, acquire a group of ASIC design engineers, begin a marketing program, develop prototypes utilizing Path 1's technology and for general working capital purposes. Path 1 currently believes it needs approximately US$15-30 million in additional capital from private investors and strategic partners to implement its business strategies and fund its plan for future growth.

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

At March 31, 2001, we had net working capital of US$5.0 million compared to US$9.0 million at December 31, 2000. Cash, cash equivalents and marketable securities totaled US$6.9 million at March 31, 2001 compared to US$11.5 million at December 31, 2000. For the next several years, we expect to incur substantial additional expenditures associated with research and development in addition to increased costs associated with staffing for management, sales and marketing and administration functions. We anticipate that our existing resources will enable us to fund operations until December 31, 2001.

Cash used for operating activities during the three months ended March 31, 2001 and 2000 was US$2.3 million and US$1.8 million, respectively.. This increase was primarily the result of an increase in personnel expenses including research and development activities, promotional and marketing expenses, recruiting fees and other operating costs.

Cash provided by investing activities during the three-month period ended March 31, 2001 was approximately US$222,000 compared to a use of cash of approximately US$66,000 for the three-month period ended March 31, 2000. Cash provided by investing activities was primarily the result of the sale of securities, which more than offset expenditures related to the purchase of computers for research and development use.

Cash provided by financing activities during the three months ended March 31, 2001 and 2000 was US$5,000 and US$3.6 million, respectively. The Company did not raise any additional capital in the three-month period ended March 31, 2001 and thus this decrease was a result of no new issuances of Class A common stock other than the exercise of stock options by employees.

At March 31, 2001, we have no material commitments other than our operating leases. Our future capital requirements will depend upon many factors, including the timing of research and product development efforts, the expansion of our general and administrative functions and sales and marketing efforts and the need to finance the manufacturing of commercial products that we may develop and launch. We expect to continue to expend significant amounts on research and development staffing, infrastructure and computer equipment to support on-going research and development activities.

We may pursue a number of alternatives to raise additional funds, including borrowings; lease arrangements; collaborative research and development arrangements with technology companies; the licensing of product rights to third parties; or additional public and private financing. There can be no assurance that funds from these sources will be available on favorable terms, if at all. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 VS. THREE MONTHS ENDED MARCH 31, 2000

Research and development expenses, including stock based compensation, increased from approximately US$1.5 million for the quarter ended March 31, 2000 to approximately US$1.7 million for the quarter ended March 31, 2001. The increase can be attributed to the replacement of outside consultants with full-time Company employed staff engineers and the focus of the Company on developing certain products for target markets and our strategic partners.

Sales and marketing expenses, including stock based compensation, decreased from US$677,000 for the quarter ended March 31, 2000 to US$426,000 for the quarter ended March 31, 2001. The decrease of approximately US$251,000 is primarily due to the hiring of in-house sales personnel, the reduction of expenses for outside marketing consulting agencies, and the timing of sales and promotional activities related to tradeshows and other industry exhibits or forums. Until we obtain additional dedicated sales and marketing people, we may continue to utilize research and development personnel as well as general and administrative personnel in our sales and marketing efforts.

General and administrative expenses, including stock based compensation, increased from US$780,000 for the quarter ended March 31, 2000 to US$1.4 million for the quarter ended March 31, 2001. The increase of approximately US$660,000 is primarily due to an increase in facilities costs, higher head count primarily related to the addition of professional management, finance and administrative staff and executives and consulting expenses primarily related to enhancing our advisory board. In addition non-cash stock based compensation charges increased by approximately US$380,000 in the quarter ended March 31, 2001 when compared to the same period in 2000.

Stock-based compensation expense is a non-cash item that is recognized in association with stock options having exercise prices below estimated fair value. Stock-based compensation expense is calculated as the difference between exercise price and estimated fair market value on the date of grant, and if the options are subject to variable accounting treatment, then each quarter additional compensation expense, positive or negative, is recognized based on the fair market value of our common stock in accordance with the provisions of variable stock option accounting. During the three months ended March 31, 2001, the fair market value of our common stock increased resulting in a stock-based compensation charge of US$1.3 million. Stock-based compensation expense may continue to fluctuate from quarter to quarter, in material amounts, as the fair market value of our common stock increases and decreases.

Our interest income increased from US$18,000 for the quarter ended March 31, 2000 to US$97,000 for the quarter ended March 31, 2001. This increase of US$79,000 was due to significantly higher average cash balances during the quarter ended March 31, 2001, which included proceeds from a private placement with Leitch completed in April of 2000. Cash from this private placement enabled us to increase our spending in various expense categories.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND THE OTHER INFORMATION INCLUDED HEREIN AS WELL AS THE INFORMATION INCLUDED IN OUR FORM 10-K FILED ON MARCH 29, 2001, AND OTHER REPORTS AND FILINGS MADE WITH THE SECURITIES AND EXCHANGE COMMISSION. OUR BUSINESS AND RESULTS OF OPERATIONS COULD BE SERIOUSLY HARMED BY ANY OF THE FOLLOWING RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THESE RISKS AND STOCKHOLDERS MAY LOSE PART OR ALL OF THEIR INVESTMENT.

IT IS DIFFICULT TO EVALUATE OUR BUSINESS BECAUSE WE HAVE NOT YET LAUNCHED ANY PRODUCTS COMMERCIALLY.

We have a relatively brief operating history. We were incorporated in January 1998 and commenced operations in May 1998. As of March 31, 2001, we did not yet have any products in commercial production. Accordingly, we are subject to all of the risks associated with new business ventures including, without limitation, those associated with raising capital, acquiring or developing products which function as intended, arranging for suitable manufacturing facilities, entering into strategic relationships with other companies, identifying, hiring and retaining necessary personnel, establishing and
penetrating   markets  for  our  proposed  products  and  achieving   profitable
operations.

WE WILL NEED MORE WORKING CAPITAL TO EXPAND OUR BUSINESS AND OUR PROSPECTS FOR OBTAINING ADDITIONAL FINANCING ARE UNCERTAIN.

Path 1 currently believes it needs approximately US$15-30 million in additional capital from investors and strategic partners to implement its business strategies and fund its plan for future growth. The additional financing will be used to fund expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies and to finance the commercialization of any products we develop. If we raise additional funds through the issuance of equity or equity-linked securities, the percentage ownership of our stockholders would be reduced. In addition, these securities may have rights, preferences or privileges senior to the rights of the securities held by our current stockholders. We cannot guarantee that additional financing will be available in the future on terms favorable to us, if at all. If adequate funds are not available or are not available on acceptable terms, our ability to continue our operations, fund our expansion, take advantage of potential opportunities, develop or enhance products or otherwise respond to competitive pressures would be significantly limited.

WE ARE RELYING ON LEITCH TECHNOLOGY CORPORATION FOR MARKETING INTO OUR FIRST TARGET MARKET.

Pursuant to the Technology License Agreement between us and Leitch dated April 10, 2000, we have granted Leitch an exclusive license, even as to us, for sale of TrueCircuit(R) technology-based products into the professional broadcast video market. We are precluded from selling our intended products directly into the professional broadcast video market until the exclusive license expires. The exclusive license will last for one year and, thereafter, will automatically renew for consecutive additional one-year periods provided we receive the minimum aggregate monies and other consideration for that year as set forth in the Technology License Agreement. Therefore, it is possible that Leitch's exclusive license will continue well past its initial one-year term, thus lengthening the period of time during which we will be prohibited from selling and marketing directly into this first target market. Although it is possible that we may sell our planned PG-1 gateway and its related family of
TrueCircuit(R) technology-based products that we have are developing for distribution into the professional broadcast video market to Leitch for re-sale into this target market, discussions regarding such a distribution agreement are still in the early stages.

Our ability to profit from the professional broadcast video market, whether it be through sale of the PG-1 to Leitch or future direct sales into this target market, will depend heavily upon the motivation and success of Leitch in developing, manufacturing, launching and marketing TrueCircuit(R) technology-based products in this field. The more successful their efforts, the more royalties we shall ultimately receive (such royalties shall not commence until termination of the five-year royalty-free period in favor of Leitch), and the more receptive that market would be to our own products. If Leitch's TrueCircuit(R) technology-based products experience difficulties (e.g. operational malfunctions or poor sales experience) upon their introduction to the professional broadcast video market, we may encounter difficulties in marketing TrueCircuit(R) technology-based products in that market or in other fields.

OUR PROPOSED PRODUCTS ARE ONLY AT A DEVELOPMENTAL STAGE

As of March 31, 2001, our proposed products are either at the conceptual stage, i.e., ideas for products, or have been reduced to beta units or prototypes that must be tested and modified. Our product development and commercialization process is designed to incorporate the necessary steps to assure conformance to industry standards and protocols. This conformance must include Underwriter Laboratories and other organization certifications for the PG-1. Our current marketing plans and product designs do not require any other certifications. We must continue our efforts to design these proposed products and arrange for prototypes of each product to be manufactured, tested and de-bugged before we can implement our marketing plan. There is no assurance that each of these milestones can be achieved or that, if they are achieved, we will be able to effectively market our products and achieve profitable operations.

WE MAY BE UNABLE TO OBTAIN FULL PATENT PROTECTION FOR OUR CORE TECHNOLOGY AND PRODUCTS AND THERE IS A RISK OF INFRINGEMENT

We intend to patent our core technology and our products. On October 31, 2000, we were issued a U.S. patent for our TrueCircuit(R) technology multi-layer network switch. However, there can be no assurance that other patents will be issued to us, or, if patents are issued, that they will be broad enough to prevent significant competition or that third parties will not infringe upon or design around such patents to develop a competing product. Furthermore, others may design and manufacture superior products.

In addition to seeking patent protection for our products, we intend to rely upon a combination of trade secret, copyright and trademark laws and contractual provisions to protect our proprietary rights in our products. There can be no assurance that these protections will be adequate or that competitors will not independently develop technologies that are substantially equivalent or superior to our products.

There has been a trend toward litigation regarding patent and other intellectual property rights in the telecommunications industry. Although there are currently no lawsuits pending against us regarding possible infringement claims, there can be no assurance such claims will not be asserted in the future or that such assertions will not materially adversely affect our business, financial conditions and results of operations. Any such suit, whether or not it has merit, would be costly to us in terms of employee time and defense costs and could materially adversely affect us.

If an infringement or misappropriation claim is successfully asserted against us, we may need to obtain a license from the claimant to use the intellectual property rights. There can be no assurance that such a license will be available on reasonable terms if at all.

WE  FACE   COMPETITION   IN  OUR  INDUSTRY  FROM  MUCH  LARGER   COMPANIES  WITH
SIGNIFICANTLY GREATER RESOURCES THAN OUR OWN, AND SUCH COMPETITION IS LIKELY TO INCREASE IN THE FUTURE.

Although our strategy is to seek to enter markets where our intellectual property gives us a strong competitive advantage, we still presently face indirect and direct competition in these markets. We anticipate that the competitive pressures we currently face will increase significantly in the future. A number of major network equipment providers such as Cisco Systems, 3Com and Lucent have announced network convergence strategies. Other competitors are developing alternative network approaches, which, if successful, could materially and adversely affect us. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and substantially larger customer bases then we have or expect to have. In addition, many of our competitors may be able to respond more quickly than we can to new or emerging technologies, as well as devote greater resources than we can to the development, promotion and sale of their products. Increased competition could force us to reduce prices, could lower our projected margins and could hinder our ability to gain or hold market share. There can be no assurance that we will be able to compete successfully against current and future competitors.

WE MAY NOT BE ABLE TO PROFIT FROM GROWTH IN OUR BUSINESS IF WE ARE UNABLE TO EFFECTIVELY MANAGE THE GROWTH

We anticipate (but by no means do we guarantee) that we will grow rapidly in the future and that this growth will place significant strain on our managerial, financial and personnel resources. The pace of our anticipated expansion, together with the complexity of the technology involved in our proposed products, demands an unusual amount of focus on the operational needs of our future customers for quality and reliability, as well as timely delivery and post-installation field support. In addition, relationships with new customers generally require significant engineering support. Therefore, adoption of our products by customers would increase the strain on our resources, especially our engineers. To reach our goals, we will need to hire rapidly, while, at the same time, investing in our infrastructure. We expect that we will also have to expand our facilities. In addition, we will need to:

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

COMPETITION FOR EMPLOYEES IN OUR INDUSTRY IS INTENSE, AND WE MAY NOT BE ABLE TO HIRE KEY EMPLOYEES.

Our future success will depend, in part, on our ability to attract and retain highly skilled employees, particularly management (including senior management), technical and sales personnel. We believe our current roster of senior management is incomplete and that if we are to succeed we must identify and hire several additional professional senior managers, including a full-time President and Chief Executive Officer and a Vice President of Engineering. Competition for employees in our industry and in our geographic region is intense due to the scarcity of available people with the necessary professional technical skills. We may be unable to identify and attract highly qualified employees in the future. In addition, we may not be able to successfully assimilate these employees or hire qualified key management personnel to replace them.

WE NEED TO IDENTIFY AND HIRE A PERMANENT CHIEF EXECUTIVE OFFICER.

When Michael T. Elliott resigned as our Chief Executive Officer and President on April 4, 2001, we replaced him with Peter P. Savage. Mr. Savage is working for us part-time.

WE ARE DEPENDENT ON OUR KEY EMPLOYEES FOR OUR FUTURE SUCCESS, AND NONE OF THESE KEY EMPLOYEES IS OBLIGATED TO STAY WITH US.

Our success depends on the efforts and abilities of our senior management, specifically Peter P. Savage, Ronald D. Fellman, Douglas A. Palmer, Richard B. Slansky, William McKnight, Michael Florea and other senior managers yet to be identified and hired, and certain other key personnel including Alan Remen and Yendo Hu. We currently have key man life insurance on only Michael Florea. If any of these key employees leaves or is seriously injured and unable to work and we are unable to find a qualified replacement, then our business could be harmed.

OUR EXECUTIVE OFFICERS, DIRECTORS AND 5% STOCKHOLDERS CURRENTLY MAINTAIN SUBSTANTIAL VOTING CONTROL OVER US, WHICH WILL ALLOW THEM TO CONTROL MOST MATTERS SUBMITTED TO STOCKHOLDERS FOR APPROVAL.

At April 17, 2001, our executive officers, directors and 5% stockholders own, in the aggregate, approximately 57% of our outstanding Class A Common Stock. As a result, these stockholders (or subgroups of them) retain substantial control over matters requiring approval by our stockholders, such as the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

As of April 17, 2001, there were 8,204,801 shares of our Class A Common Stock outstanding. To date, there has been only a limited public market for Path 1 securities and there can be no assurance that a broad public market for our securities will arise. We may be unable to attract and maintain good-quality market makers. In the event a liquid market for our Class A Common Stock does develop, there can be no assurance that the market will be strong enough to absorb all of the Class A Common Stock currently owned by our stockholders. Now that our Class A Common Stock has been registered under the Securities Exchange Act of 1934, substantial quantities of shares classified as "restricted securities" or "control securities" are now eligible for resale on the public market under Rule 144. This has the potential to create a supply/demand imbalance that could adversely affect our stock price. In addition, subsequent issuances of equity or equity-linked securities may further saturate the market for our Class A Common Stock. The resale of substantial amounts of our Class A Common Stock will have an adverse affect on the market price of our stock.

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

     -  announcments of technological innovations;

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

WE OFFER STOCK OPTIONS TO OUR EMPLOYEES, WHICH COULD RESULT IN SUBSTANTIAL DILUTION TO ALL STOCKHOLDERS.

In order to provide incentives to current employees and induce prospective employees and consultants to work for us, we have offered and issued options to purchase our Class A Common Stock and Class B Common Stock. As of April 17, 2001, there were options outstanding to purchase 703,936 shares of our Class A Common Stock, and there were options outstanding to purchase 3,104,829 shares of our Class B Common Stock. We will continue to issue options to purchase sizable numbers of shares of stock to new and existing employees, directors, advisors, consultants or other individuals as we deem appropriate and in our best interests. The grant and subsequent exercise of such options could result in substantial dilution to all stockholders. As of April 17, 2000, 10,000 shares of Class A Common Stock under our 2000 Stock Option/Stock Issuance Plan and 395,171 shares of Class B Common Stock under our 1999 Stock Option/Stock Issuance Plan remain authorized but not yet subject to options.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates primarily from our marketable securities and investments in certain available-for-sale securities. We are also exposed to fluctuations in the stock market as the Leitch and Jyra common stock we hold are in volatile markets. In addition, we hold stock in a company that is based in Canada and is traded on Toronto Stock Exchange, which may expose us to foreign currency fluctuations. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes, nor do we hedge against foreign currency fluctuations. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at March 31, 2001, because the instruments we hold have relatively short-term maturity dates.



                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Under a Settlement Agreement and Mutual Release dated January 4, 2001, the Company settled its lawsuits and signed a mutual general release with Dr. Franklin Felber. Each party agreed that the settlement was not to be construed as an admission of any liability or wrong doing by anyone. To settle the lawsuits, the Company paid Dr. Felber US$300,000 and placed in escrow US$200,000 and 400,000 shares of Class A common stock. On January 10, 2002, Dr. Felber will receive from escrow some or all of the cash and stock, based on the following table (in US dollars):

 If for the 30 trading days immediately      Then Felber shall receive from       Plus the following amount of cash:
 preceding January 10, 2002, the average     the escrow the following number
       closing price (ACP) of the           of shares of the Class A common
        Class A common stock is:                        stock :
------------------------------------------ ----------------------------------- -----------------------------------
A. $11.00 or more                           The quotient of $1,000,000           $0
                                            divided by the ACP
B. Between $6.00 and $10.99                 100,000                              $0
C. Between $4.00 and $5.99                  100,000                              The  difference  between  $600,000
                                                                                 and the  product of 100,000  times
                                                                                 the ACP
D. Between $1.00 and $3.99                  The  quotient of $400,000  divided   $200,000
                                            by the ACP
E. Less than $1.00                          400,000                              $200,000

Any of the cash and stock not delivered to Dr. Felber under this settlement agreement will be returned to the Company. The Company recorded a reserve for settlement costs of US$1.4 million at December 31, 2000, its maximum exposure under the terms of the settlement agreement.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Under a Settlement Agreement and Mutual Release dated January 4, 2001, the Company settled its lawsuits and signed a mutual general release with Dr. Franklin Felber (the "agreement"). Pursuant to the agreement the Company placed into an escrow account 400,000 shares of its Class A common stock. The shares are unregistered and were placed into escrow by the Company. No underwriter was used and the Company incurred no fees for placing the shares into the escrow account. The shares will either be issued to Dr. Felber or returned to the Company based on a formula (see Form 8-K filed January 4, 2001 and ITEM 1 for complete disclosure).


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5.  OTHER INFORMATION

Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 10.1* - Settlement Agreement and Mutual Release between Dr. Franklin Felber and us.
(b)  Exhibit 10.2* - Product Development Agreement between BarcoNet N.V. and us.

* Previously Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Path 1 Network Technologies Inc.


/s/ Peter P. Savage
-------------------------
Peter P. Savage
President and Chief Executive Officer


/s/ Richard B. Slansky
------------------------
Richard B. Slansky
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 14, 2001