Form 10-Q
period 2001-06-30
PATH 1 NETWORK TECHNOLOGIES INC
filed 2001-08-14
CIK 1059404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)
     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the quarterly period ended June 30, 2001.
                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the transition period from ____________
                                to____________.

                        Commission File Number 000-30928

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of the issuer's Class A Common Stock, US$.001 par value, as of July 31, 2001 was 8,221,101. No shares of the issuer's Class B Common Stock are outstanding.

                        PATH 1 NETWORK TECHNOLOGIES INC.
                          Quarterly Report on Form 10-Q
                  For the Quarterly Period Ended June 30, 2001


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION.................................................3
   ITEM 1. FINANCIAL STATEMENTS........................... ....................3
      CONDENSED CONSOLIDATED BALANCE SHEETS....................................3
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS..........................4
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS..........................5
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.....................6
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS......................................11
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
     MARKET RISK .............................................................29
PART II - OTHER INFORMATION...................................................29
   ITEM 1. LEGAL PROCEEDINGS..................................................29
   ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..........................29
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES....................................29
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................29
   ITEM 5. OTHER INFORMATION..................................................30
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................30

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                PATH 1 NETWORK TECHNOLOGIES INC.
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                              (in US$, thousands except share data)
                                                                   June 30,     December 31,
                                                                     2001             2000
                                                               -----------------------------------
ASSETS                                                           (unaudited)
Current assets:
 Cash and cash equivalents                                          $   3,143        $    7,171
 Restricted cash                                                          200                 -
 Marketable securities, available for sale                              2,274             4,313
 Other current assets                                                     205               177
                                                               -----------------------------------
      Total current assets                                              5,822            11,661

Property and equipment, net                                               667               459
Acquired technology, net                                                  916                 -
Other Assets                                                               50               184
                                                               -----------------------------------
Total Assets                                                        $   7,455        $   12,304
                                                               ===================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                           $   1,280        $    2,175
 Accrued compensation and benefits                                        454               191
 Deferred revenue                                                       1,200               324
                                                               -----------------------------------
      Total current liabilities                                         2,934             2,690

Commitments and contingencies

Stockholders' equity:
 Common stock, $0.001 par value; issuable in series:
      Class A - 20,000,000 shares authorized; 8,221,101                     8                 8
           and 8,183,901 shares issued and outstanding at
           June 30, 2001, and December 31, 2000 respectively
      Class B - 10,000,000 shares authorized; no shares issued              -                 -
           or outstanding at June 30, 2001, and December 31,
           2000
 Notes receivable from stockholders                                         -              (114)
 Additional paid-in capital                                            29,406            32,295
 Deferred compensation                                                 (1,551)           (3,005)
 Accumulated other comprehensive (loss) gain                             (851)              228
 Accumulated deficit                                                  (22,491)          (19,798)
                                                               -----------------------------------
      Total stockholders' equity                                        4,521             9,614
                                                               -----------------------------------
Total liabilities and stockholders' equity                          $   7,455        $   12,304
                                                               ===================================

See accompanying notes to these condensed, consolidated financial statements.

                        PATH 1 NETWORK TECHNOLOGIES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in US$, thousands, except per share amounts)
                                   (unaudited)

                                                              Three Months Ended            Six Months Ended
                                                                   June 30,                     June 30,
                                                              2001           2000           2001          2000
                                                         ----------------------------------------------------------
Revenues:                                                    $   549              -         $  549            -
                                                         ----------------------------------------------------------

Operating expenses:
 Engineering research and development                       $  1,269         $  449        $ 2,446      $ 1,385
 Sales and marketing                                             152            404            366          567
 General and administrative                                    1,091            579          1,989          839
 Stock-based compensation                                     (2,771)         4,785         (1,457)       6,361
                                                         ----------------------------------------------------------
        Total operating expenses                                 259         (6,217)        (3,344)      (9,152)

Interest income, net                                              54             77            151           95
Loss on sale of securities                                         -              -            (49)         (49)
                                                         ----------------------------------------------------------
Net income (loss)                                            $   862        $(6,140)       $(2,693)    $ (9,106)
                                                         ==========================================================

Income (loss) per common share - basic                       $  0.11        $ (0.82)       $ (0.33)     $ (1.33)
                                                         ==========================================================

Income (loss) per common share - diluted                     $  0.09        $ (0.82)       $ (0.33)     $ (1.33)
                                                         ==========================================================

Weighted average common shares outstanding - basic             8,202          7,513          8,204        6,834
                                                         ==========================================================

Weighted average common shares outstanding - diluted           9,923          7,513          8,204        6,834
                                                         ==========================================================


 (*) The following table shows how the Company's stock-based compensation would be allocated to the respective department expense line items:
        Research and development                            $ (1,256)      $  2,809         $ (696)     $ 3,351
        Sales and marketing                                     (467)         1,068           (256)       1,582
        General and administrative                            (1,048)           908           (505)       1,428
                                                         ----------------------------------------------------------

                                                            $ (2,771)      $  4,785        $(1,457)     $ 6,361
                                                         ==========================================================

See accompanying notes to these condensed, consolidated financial statements.


                                  PATH 1 NETWORK TECHNOLOGIES INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (in US$, thousands)
                                             (unaudited)

                                                                          Six Months Ended
                                                                              June 30,
                                                                      2001               2000
                                                               ---------------------------------------
Cash flows from operating activities:
 Net loss                                                            $  (2,693)       $   (9,106)
 Adjustments to reconcile net loss to net cash
      used in operating activities:
    Depreciation and amortization                                          349                62
    Amortization of deferred compensation                               (1,457)            1,608
    Common stock options issued for services                                 -             3,232
    Loss on investment                                                       -                49
 Changes in assets and liabilities:
    Other current assets                                                   (28)               32
    Restricted cash                                                       (200)
    Other assets                                                           (43)                -
    Accounts payable and accrued liabilities                              (878)              208
    Accrued Compensation and Benefits                                     (197)                -
    Deferred revenue                                                       876                 -
                                                               ---------------------------------------
           Cash provided by (used in) operating activities              (4,271)           (3,915)
Cash flows from investing activities:
 Sale of marketable securities                                           1,665                 -
 Purchase of Metar ADC Assets                                           (1,000)                -
 Purchases of property and equipment                                      (374)             (154)
                                                               ---------------------------------------
           Cash provided by (used in) investing activities                 291              (154)
Cash flows from financing activities:
 Issuance of common stock for options exercised, net                        38                 -
 Cash from extinguishment of shareholder notes                             114
 Issuance of common stock for cash, net                                      -              15,778
                                                               ---------------------------------------
           Cash provided by financing activities                           152              15,778

Increase (decrease) in cash and cash equivalents                        (3,828)             11,709

Cash and cash equivalents, beginning of period                           7,171                 454
                                                               ---------------------------------------
Cash and cash equivalents, end of period                             $   3,343           $  12,163
                                                               =======================================
Supplemental cash flow disclosures:
 Issuance of common stock for marketable securities                  $       -           $   3,096
                                                               =======================================
 Unrealized gain/(loss) in marketable securities                     $  (1,068)          $       -
                                                               =======================================


See accompanying notes to these condensed, consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis Of Presentation

The accompanying condensed consolidated balance sheet at June 30, 2001, the condensed, consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2001, have been prepared by Path 1 Network Technologies Inc. (the "Company") and have not been audited. The condensed consolidated balance sheet at December 31, 2000 has been audited. These quarterly financial statements, in the opinion of management, include all adjustments, consisting only of normal and recurring adjustments, necessary to state fairly the financial information set forth therein, in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000 and quarter-ended March 31, 2001 included in the Company's Form 10-K filed March 29, 2001 and Form 10-Q filed May 14, 2001, respectively. The interim financial information contained in this filing is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2001.

During the three months ended June 30, 2001 the Company emerged from the development stage as defined in Statement of Financial Standards ("SFAS") No. 7.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to current year presentation.

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 2, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted under certain circumstances. The adoption of these standards is not expected to have a material impact on the Company's results of operations and financial position.


Note 2 - Principles Of Consolidation

The  accompanying   condensed  consolidated  financial  statements  include  our accounts and those of our wholly owned subsidiary. The Company has eliminated all significant intercompany accounts and transactions.


Note 3 - Management Estimates And Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Actual results could differ from those estimates.


Note 4 - Revenue Recognition

Revenue from platform and prototype (hardware and software) product sales is recorded upon shipment, or when delivery requirements and risk of loss passes to the customer, if later. Revenue from services is recorded when earned and no significant acceptance criteria exists. Revenue on engineering design contracts, including technology development agreements, is recognized using the percentage-of-completion method, based on costs incurred to date compared with total estimated costs, subject to acceptance criteria. Billings on uncompleted contracts in excess of incurred cost and accrued profits are classified as deferred revenue. License fees are recognized when delivery requirements have been met and collection is probable. Royalty revenue is recorded as earned in accordance with the specific terms of each license agreement when reasonable estimates of such amounts can be made.


Note 5 - Net Income (Loss) Per Share

Basic and diluted net income or (loss) per share has been computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," using the weighted-average number of shares of common stock outstanding during the period including any dilutive common stock equivalents. A portion of the common stock equivalents for the six months ending June 30, 2001 and the three months ended June 30, 2001 were excluded from the calculation of diluted earnings per share because of the anti-dilutive effect.

Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, common shares, if any, issued in each of the periods presented for nominal consideration would be included in the per share calculations as if they were outstanding for all periods presented. No such shares have been issued.


Note 6 - Reportable Operating Segments

Path 1 Network Technologies Inc. is a network communications technology company focused on the development of platforms and services to enable the delivery of high quality video and other real-time data streams over Internet Protocol (IP) Ethernet networks. For the purpose of applying Statement of Financial Accounting Standards (SFAS) No. 131 management determined that it has two operating segments based on the two distinct areas of technical expertise and the deployment of the Company's patented core TrueCircuit(R) technology.

The Video Systems business unit is engaged in the development of system solutions that enable broadcast quality video over IP. Utilizing TrueCircuit(R) technology and other developed network traffic techniques, the group has been able to transport broadcast quality video over an IP network while significantly reducing the amount of latency and jitter associated with the high speed transmission of data. Currently, the Video Systems business unit employs 18 engineers plus support and administrative personnel and operates primarily from our San Diego, California USA facility.

The Silicon Systems business unit ("Sistolic") and formerly known as Metar ADC, is engaged in the development of 10 Gigabit MAC and Ethernet switches and related technology. By employing network traffic management techniques and the patented TrueCircuit(R) technology, the business unit is in the process of developing a one chip (ASIC) solution that fosters the high-speed transmission of data over existing networks. Currently, Silicon Systems consists of 4 engineers in the Company's San Diego, California USA facility and 22 engineers plus support and administrative personnel in the Company's Romanian facility.

Following is a table that reconciles the Company's revenues, operating expenses and net identifiable fixed assets between the two reportable segments as of and for the period ended June 30, 2001. The development of two separate operating segments did not occur until the Company completed the acquisition of the assets of Metar ADC in February 2001. Accordingly, there is no segment disclosure as of and for the three months ended June 30, 2000.

Revenue, Operating Expenses and                    June 30, 2001
Net loss                                   (in thousands, US dollars)
--------------------------------           --------------------------
                                     Revenue        Expenses         Net loss
Video Systems                           $549          $1,340            ($791)
Silicon Systems                            -             910             (910)
Corporate                                  -             992             (992)
                                     -------------------------------------------
                                        $549          $3,242          ($2,693)
                                     ===========================================

Net Identifiable Fixed Assets:                 June 30, 2001
------------------------------                 -------------
                                         (in thousands, US dollars)
Video Systems                                        $449
Silicon Systems                                       173
Corporate                                              45
                                           ----------------------
                                                     $667
                                           ======================


Note 7 - Assets to be Held For Sale

In June 2001, the Company determined that it would explore strategic alternatives for its Silicon Systems business unit. These alternatives may include strategic investment by a third party, formation of a joint venture with a third party, and the sale of all the assets or a majority interest of the business. There is no timetable for the strategic alternatives the Company is exploring. The Company did not record a loss based on the strategic alternatives it is exploring as management believes that the fair value of the assets are in excess of their book value.


Note 8- Stock Options

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

During the six-month period ended June 30, 2001, the Company granted 931,000 stock options to employees and consultants with vesting periods ranging from immediate to four (4) years. The options are for the purchase of 931,000 shares of Class B common stock at an exercise price of US$4.35 per share. There were no options to purchase Class A common stock granted during the six-month period ended June 30, 2001.

In the three-month period ended June 30, 2001 the Company's stock price declined. The required re-measurement of the value of options issued caused the Company to reduce the previous expense related to the issuance of stock options. During the six-month period ended June 30, 2001, the Company recorded a reduction to stock-based compensation expense of US$1.5 million related to options outstanding to employees and consultants.


Note 9 - Subsequent Events

On July 18, 2001 the Company successfully completed the acceptance test of the video gateway technology developed under its joint development agreement with BarcoNet NV.

In July 2001, the Company also entered into an agreement with Alliant Partners. The terms of the agreement call for Alliant to provide financial advisory services in connection with the possible disposition of the Silicon Systems business unit ("Sistolic"). Such advisory services will include the identification and evaluation of potential acquirers that are acceptable to the Company, contacting prospective acquirers and evaluating the proposed structure and consideration of proposed transactions, if any. Alliant shall receive a success fee of five percent (5%) of the total aggregate consideration plus out-of-pocket expenses.

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


Overview

Path 1 Network Technologies Inc. ("the Company", "Path 1" or "we") is a network communications technology company enabling simultaneous delivery of broadcast quality and interactive video transmissions and other real-time data streams over Internet Protocol (IP) Ethernet networks.


Our Opportunity:  Enabling Multimedia Service In Broadband & Telecommunications

With the reduction in price for higher bandwidth links, there is a growing interest in using terrestrial wide-area networks (WANs) to replace satellite links for broadcast video and other telecommunication services and for creating virtual private networks (VPNs) to implement the entire spectrum of communications needs of enterprises. The communications industry is spending billions of dollars on new fiber-optic network deployments and broadband communication applications, which has the potential to transform the entire landscape of the industry.

Long-haul, Tier 1 communications carriers, such as Williams, MCI Worldcom, Enron, British Telecom, Qwest, Level 3 and others are entering the long-distance broadband communications services market. Even established telecommunications companies such as BellSouth and SBC are transforming their networks with broadband digital fiber links to carry a wide range of communications services.

Within cities, cable service providers are transforming and expanding their own networks with fiber-optic links and new interactive digital broadband services that have the ability to handle both data and telephone services as well as new interactive video and video-on-demand services to the optic infrastructure. Metropolitan-area network (MAN) providers, such as XO and Yipes, are deploying fiber within cities to solve the bandwidth bottlenecks for the first/last-mile for corporate users.

The two primary terrestrial solutions challenging to replace satellite links are: Internet Protocol (IP) and Asynchronous Transfer Mode (ATM). In general, WAN and MAN networks use a communications technology called Synchronous Optical NETwork (SONET) in North America and a similar technology called Synchronous Digital Hierarchy (SDH) outside North America. To turn these SONET/SDH links into a network, the majority of communications carriers use ATM. ATM is optimized to handle point-to-point telephone calls and is based upon a virtual "circuit-switched" technology. However, ATM does not handle computer network traffic as efficiently as IP, as ATM requires more bandwidth overhead and frequent circuit set-up/tear-down, which is time consuming. For this reason, computer communications via the Internet and local area networks (LANs) utilize the IP protocol, which is designed to transport data efficiently over a widely deployed network. While IP can and often does operate over ATM to supply data and Internet connectivity, this mode of operation requires the deployment of two layers of network infrastructure, which results in redundant hardware, maintenance, and control overhead. This makes a pure IP solution less costly and more flexible than a hybrid IP over ATM network solution. A hybrid solution also defeats the goal of network convergence and interoperability by segregating real-time traffic from computer data.

IP networks have not been suitable for video and other real-time data transmissions because of inherent problems in guaranteeing high quality of service (QoS) as IP networks have traditionally transported data on a "best efforts" basis. The contention caused by IP's collision based characteristics results in unacceptable latency and jitter for an end user, who is accustomed to circuit-switched QoS in video and audio transmissions. We at Path 1 are developing a unique toolkit of technologies based on our underlying patents and domain expertise to solve these quality issues and to enable real time transmission over IP networks with guaranteed end-to-end quality of service. Our solution is designed to provide the best of both worlds - the quality of ATM with the cost-effectiveness, data handling capability and widespread deployment of an IP network to simultaneously transmit video, voice and other real-time data streams.

We believe that many telecommunications companies are now developing interest in or could become interested in converting to a pure IP over SONET (IP/SONET) network due to:

>>   the flexibility advantage of IP networks over ATM and satellite;
>> the expectation that a direct IP over SONET can reduce overall network costs to between 1/3rd to 1/10th of the cost of an ATM or satellite network; and,
>>   the ease of deployment of IP due to IP's decentralized control.

We are establishing a unique niche in the video-over-IP field through a combination of patents, proprietary technology, trade secrets, experience and know-how. We filed three patent applications in 1998. The first patent was issued in late 2000 and two patents were issued in first half of 2001. We believe these patents position us as a technology leader in the convergence of voice, data and video over IP networks. In addition to our patents, we have registered our TrueCircuit(R) technology trademark.


The Video Market

The video market presents significant opportunities for growth. Video transmission is projected to grow at substantial rates. Ryan, Hankin and Kent
(RHK), a telecommunications market research firm, estimates growth in video transmission from less than 5 terabytes per month in 2001 to over 40 terabytes per month in 2005. RHK further projects that video will constitute over 65% of network bandwidth usage in 2003 compared to 10% today. Both studies indicate video will grow faster than data or voice. We believe the following application trends and communications network trends are shaping the video market.

Application trends include:

>>   video transmission usage is growing at a much faster rate than data or voice;
>>   new video applications consume large amounts of bandwidth;
>>   voice over IP (VoIP) is a precursor to Video over IP; and,
>>   interactive video will be a requirement in the future.

Network trends include:

>>   fiber transmission capacity is large and growing;
>> video service will increase the bandwidth demand on broadband service providers;
>> IP will (if solutions such as ours are acceptable) be the foundation of future real time networks; and, >> solutions to enable high bandwidth last mile delivery are well underway.


Our Technology

We are demonstrating to potential customers our capability to transmit transcontinental and transatlantic real-time, broadcast quality video over existing IP networks. Our proprietary technology and experience transmitting video over IP networks is establishing us as a technology leader in this emerging market. We are establishing relationships with telecommunications carriers and content providers interested in real-time video transport.


Our Market Segments

We are focusing on "one-way" broadcast and Video-on-Demand (VOD) solutions. In the future, we intend to develop interactive video application solutions. We believe our market is segmented as follows:

I. Video Transport - including broadcast and movie studio LANs, and broadcast transmission of program material;

II. Enterprise - including enhanced video-conferencing, distance learning and telemedicine; and,

III. Other Multimedia Applications for Businesses and Consumers - including, but not limited to interactive television, entertainment, virtual shopping and travel, etc.


I. The Video Transport Market. The Video Transport Market consists of network owners, operators and service providers involved in both creation and end-to-end transmission of video content. The market is comprised of the studio infrastructure, the broadcast transmission infrastructure and the video on demand infrastructure segments:

     A. Studio Infrastructure. The studio infrastructure segment of the Video Transport Market includes live and stored video content. Customers need to move high quality digital video throughout their production plant. IP is an efficient and cost effective means to move video streams. Prospective customers include diversified media, television broadcasting, and movie and video production companies such as:

     >>  Diversified Media: TimeWarner, Bertelsmann, Fox, LibertyMedia and
         Viacom.
     >>  TV Broadcasting: ABC, CBS, NBC and TBS.
     >>  Movie and Video: DreamWorks, Fox, Sony, Universal, Disney and Warner
         Bros.

     Our channel partner in this market segment is Leitch Technology Corporation (Leitch). We announced the successful completion of technology transfer to Leitch on August 9, 2001. This transfer was completed as part of Leitch's strategic investment in us in which Leitch invested US$10 million in cash and 200,000 shares of Leitch common stock in return for an exclusive license to the studio infrastructure segment of the Video Transport Market. In order to maintain the exclusivity of its license, Leitch must pay a fee or procure products and/or services from us of US$2 million in the twelve month period ending March 31, 2002, US$5 million in the twelve month period ending March 31, 2003, US$10 million in the twelve month period ending March 31, 2004 and US$15 million in the twelve month period ending March 31, 2005. In addition, Leitch will pay royalties, but only after an initial five-year royalty free period.

     B. Broadcast Transmission Infrastructure. The broadcast transmission infrastructure segment of the Video Transport Market includes diversified media, TV broadcasting, and movie and broadcasting studios that use telecommunications networks to bring content into the studio and to transmit content out to distribution entities and end consumers. The broadcast industry calls this Contribution and Distribution. Traditionally this was done by shipping film, tapes or CDs, transmission by satellite, and/or transmission over leased circuits.

     Now, we are developing solutions that can replace these existing legacy methods with transmission over IP networks. We are conducting successful trials with Tier 1 Carriers such as Enron Broadband Services with respect to the broadcast transmission of the Major League Baseball All-Star Game by FOX Sportsnet and others. While market statistics are not available for this segment our internal estimates are that the investment required in our type of equipment could be as high as US$250 million over the next five years if transmission over IP becomes the new standard.

     We believe that we provide the key technology and will provide the key equipment that will enable the management of video traffic in the IP WAN environment.

     C. Video on Demand Infrastructure. The video on demand infrastructure segment of the Video Transport Market consists of CATV companies and networks that want to deliver movies and video programming to their customers in a user controlled environment commonly called video on demand
     (VOD). This objective can be effectively implemented using video transmission over IP networks. We are uniquely positioned to earn a leadership position in the VOD market. We have expertise in managing video streams and experience in MPEG stream management and IP stream management, a rare combination. At a recent cable trade show, we were the only company to demonstrate MPEG over IP transmission capability in any way other than by ATM. We believe ATM is too expensive for practical VOD deployment.

     Today, "pay-per-view" movies are available only at pre-determined times and are limited to the number of available channels on the cable system. VOD is not limited in these ways, and therefore can potentially provide CATV companies with new revenue. VOD can be deployed at a cost of a few hundred dollars per video channel. With a fee of US$3 to US$5 per movie, and considering each channel can be routed to many homes, VOD service can be very profitable.

     We believe that our technology will allow a cable company to enhance its VOD service and generate additional revenue and manage more video streams in less space. VOD is a nascent market, but it is projected to grow substantially. The VOD equipment market is estimated at US$1.475 billion over the next five years according to Cahners and Robinson Humphrey. We estimate our market opportunity at US$200 million.

     In February 2001, we signed a joint development agreement with BarcoNet NV, a Belgian company specializing in Cable Television products and services. We were chosen to develop a "Video on Demand" gateway device that provides high quality video transmission capability to transmit (3-4 megabit) movies to cable set top boxes by breaking down large numbers of IP data streams into the individual movie streams requested by the viewer. The movie arrives at the home when it is requested with no waiting time for file downloads. In April 2001, we began showing cable operators the unique capabilities of the prototype gateway device. On July 18, 2001, we successfully completed the acceptance test of the video gateway technology developed under our joint development agreement with BarcoNet. BarcoNet's initial product deployments are scheduled for later this year. BarcoNet can manufacture their gateway devices under license from us, in accordance with the agreement signed in February 2001. Under this agreement, we have rights to manufacture and sell the gateway as well as receive royalties of US$500 per gateway unit on any worldwide gateway unit sales by BarcoNet.


II. The Enterprise Market. The enterprise market segment consists of large companies, educational institutions and government agencies. These entities have geographically distributed locations and need to interconnect these locations with broadband communications networks. Typical video applications within this segment include distance education and training, remote medical diagnostics and multi media meetings and conferences.

We are working to build channel partnerships to advance our position in this market. We believe large consulting and systems integration companies would be our best channel partners to address this market. The enterprise video market has a number of near-term requirements, which we believe can be met with our technology, solutions and expertise.

>> Broadcast quality video is essential to the growth of video meetings and remote learning applications.

>> Enterprises prefer video solutions that exploit their investments in legacy IP networks.

>> Video meetings and remote learning applications require high levels of user interactivity and content integration.

>>   Enterprise networks are captive and are thus more easily "video enabled".

>> Enterprises historically invest in solutions ahead of consumer market adoption.

In particular, we believe that the remote learning market is entering a period of rapid growth. Enterprises are seeking more efficient ways to train their personnel while avoiding travel expenses. Educational institutions also are seeking ways to improve the effectiveness of the learning experience and to cost effectively reach out to greater numbers of learners.

Financial services firm, WR Hambrecht, estimates that by 2003 over 60% of larger corporations will install learning management software (LMS). Oracle estimates it will train 2.5 million engineers in 2001 through its e-learning services. This is a significant increase over the 500,000 engineers trained in classroom settings during 2000. Market research firm IDC estimates corporate e-learning will create a delivery solutions market of several billion dollars in 2003.
Delivery solutions include network equipment and network services. IDC's estimates do not include the academic sector and did not estimate a size for the sub markets in which our technology might compete.

There is interest among local school districts, community college systems and state college and university systems for educational video networks. These video networks could typically involve transmission of live video from a television studio source, and of video material stored in a television studio, to television set top box receivers located in individual schools and classrooms, over an IP network.

Currently, educational institution VOD and video conferencing projects are restricted to public cable TV implementations, and VHS videotape distribution. Video content is important to modern education, and IP networks offer new capabilities and flexibility in video content access and distribution.

We are currently working with a very large consulting and systems integration company to assess video-over-IP network solutions for corporate e-learning and educational institution applications. Our example application involves a very large local school district that wants to implement VOD and video distribution throughout its district. There are approximately 200 schools in the district, and 10,000 classrooms. The project, if fully implemented, would require one of our video gateways at each school, and a number of spare systems. In full deployment, this large school district's total project equipment purchase from us could exceed US$3 million. While it is difficult to estimate the total size of this market, it is worth noting that the United States education budget related to new information technology has grown to US$6.5 billion.


III. Other Multimedia Applications for Businesses and Consumers. We believe our technology has future applications in other emerging markets that have real time requirements such as iTV, security, control, etc. The introduction and adoption of interactive television (iTV) could create new opportunities for us. The iTV market is projected to eventually exceed both the broadcast/VOD and enterprise video markets. Although the timing of this market in uncertain, few argue the potential of the market.


Summary

In this quarter, we generated our first revenues in the studio infrastructure and VOD market segments. In addition, we experienced technological success in demonstrating our technology as evidenced by recent trials with Enron.

The size of each of our potential markets is large and the requirement for technology such as ours is evident as companies look to capitalize on the telecommunications infrastructure put in place over the last few years. While there is uncertainty over the timing and level of investment in our technology, we are encouraged at our position as a leader in current technology trials and are optimistic given the level of activity being expended on trials of our technology.

Liquidity And Capital Resources

Since our inception on January 31, 1998, we have financed our operations primarily through the sale of common equity securities to investors and strategic partners. The funds are currently invested in U.S. Treasury and government agency obligations and investment-grade corporate obligations. We also hold common stock in Leitch Technology Corporation and Jyra Research, Inc., which they issued directly to us.

At June 30, 2001, we had net working capital of US$2.9 million compared to US$9.0 million at December 31, 2000, including deferred revenue from BarcoNet, which is anticipated to be realized in the third and fourth quarters this year. The US$2.9 million of working capital is net of US$1.2 million in deferred revenue from BarcoNet, which we expect to realize during 2001 and an accrual of US$0.9 million for a contingent liability related to the Felber settlement which is not payable until January 2002.

Cash, cash equivalents and marketable securities totaled US$5.6 million at June 30, 2001 compared to US$11.5 million at December 31, 2000. We incurred approximately US$2.2 million in cash expenses during the quarter. For the next several years, we expect to incur substantial additional expenditures associated with research and development in addition to increased costs associated with staffing for management, sales and marketing and administration functions. Additional capital is required to implement our business strategies and fund our plan for future growth and business development. We anticipate that our existing resources will enable us to fund operations at least until December 31, 2001 and we have a plan to extend our resources and lengthen the time to raise additional capital, if certain events occur.

Operating activities used US$4.3 million in cash during the six-month period ended June 30, 2001 and US$3.9 million for the same period in 2000. This small increase was primarily the result of an increase in personnel expenses.

Cash provided by investing activities during the six-month period ended June 30, 2001 was approximately US$291,000 million compared to a use of cash of approximately US$154,000 for the six-month period ended June 30, 2000. Cash provided by investing activities was primarily the result of the sale of marketable securities, which more than offset expenditures related to the acquisition of Metar ADC and the purchase of computers for research and development use.

Financing activities provided US$152,000 in cash during the six-month period ended June 30, 2001 and US$15.8 million for the corresponding period in 2000. We did not raise any additional outside capital in the six-month period ended June 30, 2001 and thus this decrease was a result of no new issuances of Class A common stock other than the exercise of stock options by employees.

At June 30, 2001, we have no material commitments other than our operating leases. Our future capital requirements will depend upon many factors, including the timing of research and product development efforts, the expansion of our general and administrative functions and sales and marketing efforts and the need to finance the manufacturing of commercial products that we may develop and launch. We expect to continue to expend significant amounts on research and development staffing, infrastructure and computer equipment to support on-going research and development activities.

As noted above, we will need additional financing in early 2002 if certain events occur. We may pursue a number of alternatives to raise additional funds, including borrowings; lease arrangements; spinout of business units; collaborative research and development arrangements with technology companies; the licensing of product rights to third parties; or, additional public and private equity financings. There can be no assurance that funds from these sources will be available on favorable terms, if at all. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.


Results Of Operations

Three-Months Ended June 30, 2001 vs. Three-Months Ended June 30, 2000

The second quarter of 2001 marked the first time we recognized revenues. We recognized US$549,000 of revenues in the second quarter of 2001. US$300,000 of revenue came from the BarcoNet contract and US$249,000 came from the delivery (in the first quarter of 2001) and acceptance (in the second quarter of 2001) of PG1 video gateway products to Leitch. We expect initial recurring revenues to come from the broadcast transmission infrastructure segment of the video transport market, where we have established product and technology capabilities, demonstrated broadcast quality transmission and are in trials with established projects. The systems that we are using in these trials are not ready for volume production and support. Significant commercialization and regulatory/product approval efforts still need to be completed. We estimate revenues will start in 2002 and grow significantly over time.

Engineering research and development expenses, excluding the effect of stock-based compensation, increased from approximately US$449,000 for the second quarter ended June 30, 2000 to approximately US$1.3 million for the second quarter ended June 30, 2001. The increase in research and development expenditures is a result of an expanded demonstration and trial schedule coupled with the efforts to complete the BarcoNet engineering contract. In addition, we have retained as employees, engineers who had previously been engaged as consultants to the Company.

Sales and marketing expenses, excluding the effect of stock-based compensation, decreased from US$404,000 for the second quarter ended June 30, 2000 to US$152,000 for the second quarter ended June 30, 2001. The decrease of approximately US$252,000 is primarily due to the reduction of travel related expenses and the timing of promotional activities. In the period ended June 30, 2000, we focused on obtaining engineering contracts and developing strategic relationships. During the same period for 2001, our focus was to complete existing contracts and continue with established strategic partners thereby reducing the need for additional travel and promotional activities. As we transition into an operating company, a significant increase in sales and marketing expense is expected.

General and administrative expenses, excluding the effect of stock-based compensation, increased from US$579,000 for the second quarter ended June 30, 2000 to US$1.1 million for the second quarter ended June 30, 2001. The increase of approximately US$500,000 was primarily due to the addition of professional support functions such as finance, accounting, human resources and administrative personnel to support the growing product development effort. Furthermore, to accommodate the additional engineering and administrative staff, rental expense increased with the expanded facility requirements. And, the company began to incur amortization expense due to the acquisition of the intellectual property of Metar ADC.

Stock-based compensation expense is a non-cash expense item that is recognized as a result of stock options having exercise prices below estimated fair value. Stock-based compensation expense is calculated as the difference between exercise price and estimated fair market value on the date of grant. If the options are subject to variable accounting treatment, additional compensation expense, positive or negative, is recognized each quarter based on the fair market value of our common stock in accordance with the provisions of variable stock option accounting. During the second quarter ended June 30, 2001, the fair market value of our common stock decreased resulting in a stock-based compensation benefit of US$2.8 million. Stock-based compensation expense may continue to fluctuate from quarter to quarter, in material amounts, as the fair market value of our common stock increases and decreases.

Our interest income decreased from US$77,000 for the three-month period ended June 30, 2000 to US$54,000 for the three-month period ended June 30, 2001. This decrease of US$23,000 was due to a reduction in cash balances in our investment accounts.

We posted net income of approximately US$862,000, or US$0.11 per share, for the quarter ended June 30, 2001 compared to a net loss of US$6.1 million, or US$0.82 per share, for the comparable period last year. We have not yet achieved a sustainable level of revenue and cash flow. Net income for the quarter was achieved primarily through the reversal of previously recorded non-cash stock compensation expenses. For the three-month period ended June 30, 2001, we benefited from a US$2.8 million reversal in previously recognized expenses related to stock-based compensation.


Six-Months Ended June 30, 2001 vs. Six-Months Ended June 30, 2000

The second quarter of 2001 marked the first time we recognized revenues. We recognized US$549,000 of revenues in the first six months of 2001. US$300,000 of revenue came from the BarcoNet contract and US$249,000 came from the delivery (in the first quarter of 2001) and acceptance (in the second quarter of 2001) of PG1 video gateway products to Leitch. We expect initial recurring revenues to come from the broadcast transmission infrastructure segment of the video transport market, where we have established product and technology capabilities, demonstrated broadcast quality transmission and are in trials with established projects. The systems that we are using in these trials are not ready for volume production and support. Significant commercialization and regulatory/product approval efforts still need to be completed. We estimate revenues will start in 2002 and grow significantly over time.

Research and development expenses, excluding the effect of stock-based compensation, increased from approximately US$1.4 million for the six-month period ended June 30, 2000 to approximately US$2.4 million for the six-month period ended June 30, 2001. The increase can be attributed to the purchase of test equipment and prototype materials as we prepared for testing and trial runs with our current and prospective strategic partners. In addition, we hired several key engineers with specific skill sets to complement the core engineering group.

Sales and marketing expenses, excluding the effect of stock-based compensation, decreased from US$567,000 for the six-month period ended June 30, 2000 to US$366,000 for the six-month period ended June 30, 2001. The decrease of approximately US$201,000 is primarily due to the reduction of travel related expense. In the period ended June 30, 2000, we were focused on obtaining engineering contracts and developing strategic relationships. During the same period for 2001, our focus was to complete contracts and continue with our strategic partners thereby reducing the need for additional travel. As we transition into an operating company, an increase in sales and promotional activities is expected.

General and administrative expenses, excluding the effect of stock-based compensation, increased from US$839,000 for the six-month period ended June 30, 2000 to US$2.0 million for the six-month period ended June 30, 2001. The increase of approximately US$1.2 million is primarily due to an increase in costs related to the addition of professional support functions, the expanded facility requirements and amortization expense due to the acquisition of the intellectual property of Metar ADC. In addition, the Company has incurred expenses related to the enhancement of its Board of Directors and severance payments for a former President and Chief Executive Officer.

Stock-based compensation expense is a non-cash item that is recognized in association with stock options having exercise prices below estimated fair value. Stock-based compensation expense is calculated as the difference between exercise price and estimated fair market value on the date of grant, and if the options are subject to variable accounting treatment, then each quarter additional compensation expense, positive or negative, is recognized based on the fair market value of our common stock in accordance with the provisions of variable stock option accounting. For the six-month period ended June 30, 2001 the fair market value of our common stock decreased, resulting in a non-cash stock-based compensation benefit of US$1.5 million. Stock-based compensation expense may continue to fluctuate from quarter to quarter, in material amounts, as the fair market value of our common stock increases and decreases.

Our interest income increased from US$95,000 for the six-month period ended June 30, 2000 to US$151,000 for the six-month period ended June 30, 2001. This increase of US$56,000 was due to significantly higher average cash balances during the period ended June 30, 2001, which included proceeds from a private placement with Leitch completed in April of 2000. Cash from this private placement enabled us to increase our spending in various expense categories.

For the six-month period ended June 30, 2001, we reported a net loss of US$2.7 million, or US$0.33 per share, a decrease from the US$9.1 million, or US$1.33 per share net loss reported for the same period last year. Stock option compensation expense for the six-month period ended June 30, 2001 was US$1.5 million. Our net loss in the first six months of 2001 was fairly evenly divided among our Video Systems business unit, our Silicon Systems business unit, and our undifferentiated activities.

Risk Factors That May Affect Future Results

YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND THE OTHER INFORMATION INCLUDED HEREIN AS WELL AS THE INFORMATION INCLUDED IN OUR FORM 10-K FILED ON MARCH 29, 2001, OUR FORM 10-Q FILED ON MAY 14, 2001 AND OTHER REPORTS AND FILINGS MADE WITH THE SECURITIES AND EXCHANGE COMMISSION. OUR BUSINESS AND RESULTS OF OPERATIONS COULD BE SERIOUSLY HARMED BY ANY OF THE FOLLOWING RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THESE RISKS AND STOCKHOLDERS MAY LOSE PART OR ALL OF THEIR INVESTMENT.

There Is Only A Limited Public Market For Our Common Stock And There Is No Assurance That An Active Trading Market For Our Common Stock Will Ever Exist.

As of June 30, 2001, there were 8,221,101 shares of our Class A Common Stock outstanding. To date, there has been only a limited public market for our securities and there can be no assurance that a broad public market for our securities will arise. Our Class A Common Stock is presently quoted for trading on the OTC Bulletin Board, a quotation service that displays real-time quotes and other information about over-the-counter (OTC) equity securities, and on the Third Segment of the Frankfurt Stock Exchange. We may be unable to attract and maintain good-quality market makers. In the event a liquid market for our Class A Common Stock does develop, there can be no assurance that the market will be strong enough to absorb all of the Class A Common Stock currently owned by our stockholders. Now that our Class A Common Stock has been registered under the Securities Exchange Act of 1934, shares classified as "restricted securities" or "control securities" are now eligible for resale on the public market under Rule
144. This has the potential to create a supply/demand imbalance that could adversely affect our stock price. In addition, subsequent issuances of equity or equity-linked securities may further saturate the market for our Class A Common Stock. The resale of substantial amounts of our Class A Common Stock will have an adverse affect on the market price of our stock.

We have not yet obtained a listing on the Nasdaq SmallCap Market. We believe that we meet all the NASD requirements for a Nasdaq SmallCap Market listing, except we do not have three (3) independent directors to serve on the Audit Committee of the Board. We are continuing to search for a third independent director to serve on the Board of Directors and on the Audit Committee. When an independent director is appointed, we will re-instate our application with the NASD.

The Market Price Of Our Class A Common Stock May Fluctuate, In Which Case Stockholders May Lose All Or Part Of Their Investment.

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

The Rate of Market Adoption of Our Technology is Uncertain.

As with all new technologies, one of the greatest unknowns is the timing and rate of market adoption. For each market success, there are stories of market failures. We are providing a new and potentially disruptive technology to enable new applications. It is difficult, and perhaps impossible, to predict timing of and rate of market acceptance of our proposed products as well as these new video applications, which would then translate into revenue for us. In addition, our sales cycle is long and complicated in all market segments. The sales cycle can range in length from six to eighteen months or more, with a forecasted average of a year from technology demonstration to revenue shipment of product. We are in customer trials in the broadcast transmission infrastructure market segment and we completed technology demonstrations in the VOD market segment of the Video Transfer Market and in the education segment of the Enterprise Market.

We Have Not Yet Launched Any Commercial Products.

We are at the stage of developing platforms and prototypes, which highlight the viability of our technology; however, our platforms, services and products are either at the conceptual stage, i.e., ideas for products, or have been reduced to beta units or prototypes that are being tested, modified and compared to other technologies (e.g., ATM terrestrial lines and satellite signals). We believe that there is interest in and a demand for our platforms and services; however, as of June 30, 2001, we did not yet have any products in commercial production. Accordingly, we are subject to all of the risks associated with new business ventures. Our product development and commercialization process incorporates the necessary steps to assure conformance to industry standards and protocols. This conformance must include certifications from Underwriter Laboratories and other organization certifications for some of our platforms and products. We must continue our efforts to design these platforms and products and arrange for each product to be manufactured, tested and de-bugged before we can consider them ready for commercial sale. There is no assurance that each of these milestones can be achieved or that, if they are achieved, we will be able to effectively market our products and achieve profitable operations.

We  Need Additional  Working Capital To Expand Our Business Opportunities.

Additional capital is required to implement our business strategies and fund our plan for future growth and business development. We anticipate that our existing resources will enable us to fund operations at least until December 31, 2001 and we have a plan to extend our resources and lengthen the time to raise additional capital, if certain events occur. The additional financing will be used to develop new or enhanced services or products, to address the growing need to provide demonstrations of our technology to potential customers and to finance the commercialization of the products we develop. If we raise additional funds through the issuance of equity or equity-linked securities, the percentage ownership of our stockholders would be reduced. In addition, these securities may have rights, preferences or privileges senior to the rights of the securities held by our current stockholders. We cannot guarantee that additional financing will be available on terms favorable to us, if at all. If adequate funds are not available or are not available on acceptable terms, our ability to continue our operations, take advantage of potential opportunities, develop or enhance products or otherwise respond to competitive pressures would be significantly limited.

We Licensed Our Technology to Leitch Technology Corporation.

We granted Leitch an exclusive license, even as to us, to our TrueCircuit(R) technology for the conversion of Professional Material from video, audio and/or associated data to packet data and the conversion of Professional Material from packet data to video, audio and/or associated data pursuant to the Technology License Agreement between us and Leitch dated April 10, 2000. We are precluded from selling our products directly into certain Exclusive Market areas, without Leitch's consent, until the exclusive license expires; therefore, we are relying on Leitch to sell into this market or allow us to work with them to penetrate this market. We are focusing our marketing efforts on the enterprise market, the Video on Demand market and the broader broadcast video transport market. The exclusive license will last for one year and, thereafter, will automatically renew for consecutive additional one-year periods, provided we receive the minimum aggregate monies and other consideration for that year as set forth in the Technology License Agreement. The total fees to be paid to us by Leitch, to maintain their exclusive license, escalate over the period and for a five-year exclusive period would be US$32 million. The Exclusive Year periods began April 2001:

--------------------------------------- -----------------------------------
            Exclusive Year                         Annual Fees
--------------------------------------- -----------------------------------
First                                                                 US$0
--------------------------------------- -----------------------------------
Second                                                        US$2,000,000
--------------------------------------- -----------------------------------
Third                                                         US$5,000,000
--------------------------------------- -----------------------------------
Fourth                                                       US$10,000,000
--------------------------------------- -----------------------------------
Fifth                                                        US$15,000,000
--------------------------------------- -----------------------------------

Our ability to profit from the professional broadcast video market will depend heavily upon the motivation and success of Leitch in developing, manufacturing, launching and marketing TrueCircuit(R) technology-based products in this field. The more successful their efforts, the more royalties we shall ultimately receive (such royalties shall not commence until termination of the five-year royalty-free period in favor of Leitch), and the more receptive that market would be to our own products. If Leitch's TrueCircuit(R) technology-based products experience difficulties upon their introduction to the professional broadcast video market, we may encounter difficulties in marketing TrueCircuit(R) technology-based products in that market or in our other markets.

We May Be Unable To Obtain Full Patent Protection For Our Core Technology And There Is A Risk Of Infringement

We have and continue to patent our core technology.  On October 31, 2000, the U.
S. Patent and Trademark Office (USPTO) issued us a U.S. patent for our TrueCircuit(R) technology multi-layer network switch. On April 10, 2001, the USPTO issued us a U.S. patent called "Methods and apparatus for providing quality of service guarantees in computer networks" covering Path 1's TrueCircuit(R) technology that allows video, voice and other time-critical traffic to share conventional IP (Internet Protocol) computer networks with normal data traffic. And on June 12, 2001, the USPTO issued us a third U.S. patent that was a continuation of the second. The inventions covered by these three patents are key components in Path 1's technology tool chest, enabling the transport of video over IP with guaranteed end-to-end QoS (Quality of Service). All three of Path 1's patents relate to the use of conventional computer networks and portions of the Internet as the backbone for all types of communications, providing the capability to significantly lower cost while supporting new converged network applications. However, there can be no assurance that other patents will be issued to us, or, if patents are issued, that they will be broad enough to prevent significant competition or that third parties will not infringe upon or design around such patents to develop a competing product.

In addition to seeking patent protection for our products, we intend to rely upon a combination of trade secret, copyright and trademark laws and contractual provisions to protect our proprietary rights in our products. There can be no assurance that these protections will be adequate or that competitors will not independently develop technologies that are substantially equivalent or superior to ours.

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

We Face Competition From Larger Companies With Greater Resources.

Although we believe that we are the only company that has successfully demonstrated broadcast quality video transport over an IP network, it is possible that competition does exist. Furthermore, our strategy is to seek to enter markets where our intellectual property provides a strong competitive advantage. We may face indirect and direct competition in these markets from firms with greater resources. Due to the tremendous interest in video transport, we anticipate that the competitive pressures will increase significantly in the future. A number of major network equipment providers have announced network convergence strategies and other competitors are developing alternative network approaches, which, if successful, could materially and adversely affect us. There can be no assurance that we will be able to compete successfully against current, if any, and future competitors.

We May Not Be Able To Profit From Growth If We Are Unable To Effectively Manage The Growth

We anticipate (but do not guarantee) that we will grow rapidly in the future. This growth will place strain on our managerial, financial and personnel resources. The pace of our anticipated expansion, together with the complexity of the technology involved in our proposed products, demands an unusual amount of focus on the operational needs of our future customers for quality and reliability, as well as timely delivery and post-installation field support. In addition, relationships with new customers generally require significant engineering support. Therefore, adoption of our platforms and products by customers would increase the strain on our resources, especially our engineers. To reach our goals, we will need to hire rapidly, while, at the same time, investing in our infrastructure. We expect that we will also have to expand our facilities. In addition, we will need to:

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

We May Not Be Able To Hire Key Employees.

Our future success will depend, in part, on our ability to attract and retain highly skilled employees, including management, technical and sales personnel. Significant competition exists for employees in our industry and in our geographic region. We may be unable to identify and attract highly qualified employees in the future.

We Need To Identify And Hire A Regular Full-Time President and Chief Executive Officer.

Peter P. Savage replaced Michael T. Elliott as our President and Chief Executive Officer on April 4, 2001. Mr. Savage is working for us part-time and only on an interim basis. On July 13, 2001, we retained Heidrick & Struggles International to advise the corporation on the appointment of a new chief executive officer to replace Mr. Savage. Until a regular full-time CEO is in place, the uncertainty of the succession could discourage potential partners and customers from dealing with us.

We Are Dependent On Our Key Employees For Our Future Success.

Our success depends on the efforts and abilities of our senior management, specifically Peter P. Savage, Ronald D. Fellman, Douglas A. Palmer, Richard B. Slansky, William McKnight, Michael Florea and other senior managers and certain other key personnel. We currently have key man life insurance on only Michael Florea. If any of these key employees leaves or is seriously injured and unable to work and we are unable to find a qualified replacement, then our business could be harmed.

Our Executive Officers, Directors And 5% Stockholders Currently Maintain Substantial Voting Control Over Us.

At June 30, 2001, our executive officers, directors and 5% stockholders own, in the aggregate, approximately 57% of our outstanding Class A Common Stock. As a result, these stockholders (or subgroups of them) retain substantial control over matters requiring approval by our stockholders, such as the election of directors and approval of significant corporate transactions.

We Offer Stock Options To Our Employees, Which Could Result In Dilution To All Stockholders.

In order to provide incentives to employees and induce prospective employees and consultants to work for us, we have offered and issued options to purchase our Class A Common Stock and Class B Common Stock. As of June 30, 2001, there were options outstanding to purchase 703,936 shares of our Class A Common Stock, and there were options outstanding to purchase 3,104,829 shares of our Class B Common Stock. We will continue to issue options to purchase sizable numbers of shares of stock to new and existing employees, directors, advisors, consultants or other individuals as we deem appropriate and in our best interests. The grant and subsequent exercise of such options could result in substantial dilution to all stockholders. As of June 30, 2000, 10,000 shares of Class A Common Stock under our 2000 Stock Option/Stock Issuance Plan and 384,171 shares of Class B Common Stock under our 1999 Stock Option/Stock Issuance Plan remain authorized but not yet subject to options.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates primarily from our marketable securities and investments in certain available-for-sale securities. We are also exposed to fluctuations in the stock market as the Leitch and Jyra common stock we hold are in volatile markets. Leitch, in which we hold a material position to us, is based in Canada and is traded on Toronto Stock Exchange, which may expose us to foreign currency fluctuations. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes, nor do we hedge against foreign currency fluctuations. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at June 30, 2001, because the instruments we hold have relatively short-term maturity dates.


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Not applicable.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 1, 2001 the Annual meeting of stockholders was held at the Company's headquarters in San Diego, California USA. The following directors were re-elected to serve on the Board of Directors until their term expires at the next annual meeting of stockholders in 2002: Ronald D. Fellman (4,124,228 for; 203,825 abstain/withheld), James A. Bixby (4,124,228 for; 203,825 abstain/withheld), John A. MacDonald (4,124,228 for; 203,825 abstain/withheld), Peter P. Savage (4,124,228 for; 203,825 abstain/withheld), John J. Splavec (4,124,228 for; 203,825 abstain/withheld) and Reginald J. Tiessen (4,124,228 for; 203,825 abstain/withheld). In addition, the stockholders approved the following proposal:

1. Ratification of the selection of Ernst & Young, LLP as the Company's independent auditors for the fiscal year ending December 31, 2001. There were 4,124,228 votes for and 203,825 votes against.


ITEM 5.  OTHER INFORMATION

On April 4, 2001, Michael T. Elliott, Ph.D. resigned as President, Chief Executive Officer and a Director of the Company. Mr. Peter P. Savage, who was serving on our Board, replaced Dr. Elliott as interim President and Chief Executive Officer. Mr. Savage will be serving on a part-time basis until a permanent President and Chief Executive Officer is hired.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed for the three-month period ended June 30, 2001.

Exhibits:

Michael T. Elliott Separation Agreement
Alliant Partners Agreement

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

Date: August 14, 2001