Form 10-Q
period 2001-09-30
PATH 1 NETWORK TECHNOLOGIES INC
filed 2001-11-13
CIK 1059404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)
     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
               For the quarterly period ended September 30, 2001.
                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of the issuer's Class A Common Stock, US$.001 par value, as of October 5, 2001 was 8,252,038. No shares of the issuer's Class B Common Stock are outstanding.

                        PATH 1 NETWORK TECHNOLOGIES INC.
                          Quarterly Report on Form 10-Q
                For the Quarterly Period Ended September 30, 2001


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION................................................3
   ITEM 1. FINANCIAL STATEMENTS...............................................3
      CONDENSED CONSOLIDATED BALANCE SHEETS...................................3
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS.........................4
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS.........................5
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS....................6
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS.....................................12
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
     MARKET RISK ............................................................31
PART II - OTHER INFORMATION..................................................31
   ITEM 1. LEGAL PROCEEDINGS.................................................31
   ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.........................31
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES...................................31
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............31
   ITEM 5. OTHER INFORMATION.................................................31
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................32

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        PATH 1 NETWORK TECHNOLOGIES INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in US$, thousands, except share data)
                                                            September 30,  December 31,
                                                               2001             2000
                                                       ------------------------------------
                                                            (unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                                   $2,270          $7,171
 Restricted cash                                                200             -
 Marketable securities, available for sale                      681           4,313
 Other current assets                                           215             177
                                                       ------------------------------------
      Total current assets                                     3,366          11,661

Property and equipment, net                                     570             459
Acquired technology, net                                        824               -
Other assets                                                     50              184
                                                       ------------------------------------
Total assets                                                 $4,810          $12,304
                                                       ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                  $1,441            $2,175
 Accrued compensation and benefits                             685               191
 Deferred revenue                                             550                324
                                                        ------------------------------------
      Total current liabilities                              2,676             2,690

Commitments and contingencies

Stockholders' equity:
 Common stock, $0.001 par value; issuable in series:
      Class A - 20,000,000 shares authorized; 8,252,038          8               8
           and 8,183,901 shares issued and outstanding at
           September 30, 2001, and December 31, 2000
           respectively

      Class B - 10,000,000 shares authorized; no shares           -               -
      issued or utstanding at September 30, 2001, and
      December 31, 2000
 Notes receivable from stockholders                           (57)             (114)
 Additional paid-in capital                                   26,543           32,295
 Deferred compensation                                         (379)           (3,005)
 Accumulated other comprehensive (loss) gain                 (1,255)             228
 Accumulated deficit                                        (22,726)          (19,798)
                                                         ------------------------------------
      Total stockholders' equity                             2,134              9,614
                                                         ------------------------------------
Total liabilities and stockholders' equity                   $4,810           $12,304
                                                         ====================================

See accompanying notes to these condensed, consolidated financial statements.

                        PATH 1 NETWORK TECHNOLOGIES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in US$, thousands, except per share amounts)
                                   (unaudited)


                                                             Three Months Ended                       Nine Months Ended
                                                                September 30,                           September 30,

                                                         2001                  2000                 2001              2000
                                                  ---------------------------------------------------------------------------------
Revenues:                                               $ 750                     -              $ 1,299                 -
                                                  ---------------------------------------------------------------------------------

Operating expenses:
 Engineering research and development                $    970              $   1,034              $ 3,416           $ 2,419
 Sales and marketing                                      124                    183                  490               750
 General and administrative                             1,374                    797                3,363             1,636
 Stock-based compensation                              (1,883)                (1,653)              (3,340)            4,708
 Restructuring charge
                                                          221                    -                    221                 -
                                                  ---------------------------------------------------------------------------------
        Total operating expenses                         (806)                  (361)              (4,150)           (9,513)

Interest income, net                                       29                    175                   180              270

Loss on sale of securities                               (208)                    -                  (257)              (49)
                                                  ---------------------------------------------------------------------------------
Net income (loss)                                       $ 235)                 $(186)             $(2,928)          $ (9,292)
                                                  =================================================================================

Income (loss) per common share - basic and diluted   $ (0.03)                 $(0.02)              $(0.36)          $ (1.30)
                                                  =================================================================================

Weighted average common shares outstanding -
   basic and diluted                                   8,227                   7,932                8,212              7,140
                                                  =================================================================================


 (*) The following table shows how the Company's stock-based compensation would be allocated to the respective department expense line items:

         Research and development                     $ (854)              $ (1,589)             $ (1,550)          $ 1,762
         Sales and marketing                            (316)                  (940)                 (572)              642
         General and administrative                     (713)                   876                (1,218)             2,304
                                                  ---------------------------------------------------------------------------------

                                                      $ (1,883)             $ (1,653)            $ (3,340)          $ 4,708
                                                  =================================================================================

See accompanying notes to these condensed, consolidated financial statements.

                        PATH 1 NETWORK TECHNOLOGIES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in US$, thousands)
                                   (unaudited)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                        2001              2000
                                                                 -------------------------------------
Cash flows from operating activities:
 Net loss                                                           $  (2,928)       $   (9,292)
 Adjustments to reconcile net loss to net cash
      used in operating activities:
    Depreciation and amortization                                         538                92
    Amortization of deferred compensation                              (3,340)            2,109
    Common stock options issued for ser                                   -               2,597
    Warrants issued for recruiting services                               138               -
    Restructuring charge                                                  221               -
    Loss on investment                                                    -                  49
 Changes in assets and liabilities:
    Other current assets                                                 (38)                (9)
    Restricted cash                                                     (200)               -
    Other assets                                                         (15)               -
    Accounts payable and accrued liabilities                            (863)               312
    Accrued compensation and benefits                                    401                -
    Deferred revenue                                                     226                -
                                                                ------------------------------------
           Cash provided by (used in) operating activities            (5,860)            (4,142)

Cash flows from investing activities:
 Sale of marketable securities                                         2,208                    -
 Purchase of Metar ADC assets                                         (1,000)                   -
 Purchases of property and equipment                                   (375)              (303)
                                                                -------------------------------------
           Cash provided by (used in) investing activities              833               (303)

Cash flows from financing activities:
  Issuance of common stock for options exercised, net                   69                    -
  Cash from extinguishment of stockholder notes                         57                    -
  Issuance of common stock for cash, net                                 -               14,548
                                                                 -------------------------------------
           Cash provided by financing activities                       126               14,548

Increase (decrease) in cash and cash equivalents                     (4,901)             10,103

Cash and cash equivalents, beginning of period                        7,171                454
                                                                 -------------------------------------
Cash and cash equivalents, end of period                             $2,270             $10,557
                                                                 =====================================
Supplemental cash flow disclosures:
  ssuance of common stock for marketable securities                 $  -               $ 3,096
                                                                 =====================================
 Unrealized gain/(loss) in marketable securities                   $ (1,483)             $ 416
                                                                 =====================================

See accompanying notes to these condensed, consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis Of Presentation

The accompanying condensed consolidated balance sheet at September 30, 2001, and the condensed, consolidated statements of operations and cash flows for the three and nine-month periods ended September 30, 2001, have been prepared by Path 1 Network Technologies Inc. (the "Company") and have not been audited. The condensed consolidated balance sheet at December 31, 2000 has been audited. These quarterly financial statements, in the opinion of management, include all adjustments, consisting only of normal and recurring adjustments, necessary to state fairly the financial information set forth therein, in accordance with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000 and quarters ended March 31, 2001 and June 30, 2001 included in the Company's Form 10-K filed March 29, 2001 and Form 10-Q's filed May 14, 2001 and August 14, 2001, respectively. The interim financial information contained in this filing is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2001.

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

Note 4 - Revenue Recognition

Revenue from platform and prototype (hardware and software) product sales is recorded upon shipment, or when delivery requirements and risk of loss passes to the customer, if later. Revenue from services is recorded when earned and no significant acceptance criteria exist. Revenue on engineering design contracts, including technology development agreements, is recognized using the percentage-of-completion method, based on costs incurred to date compared with total estimated costs, subject to acceptance criteria. Billings on uncompleted contracts in excess of incurred cost and accrued profits are classified as deferred revenue. License fees are recognized when delivery requirements have been met and collection is probable. Royalty revenue is recorded as earned in accordance with the specific terms of each license agreement when reasonable estimates of such amounts can be made.

Note 5 - Restructuring Charges

During the three month period ended September 30, 2001 the Company recorded restructuring charges totaling US$221,000, primarily due to severance costs related to a workforce reduction and subsidy costs related to subletting certain excess office space. The Company implemented the restructuring plan as a result of the completion of a certain third party funded development project and as a prudent cash flow measure in order to improve its overhead cost structure.

The workforce reduction resulted in the involuntary termination of six employees of which four were from the Company's engineering research and development staff and two were from the Company's management and administrative staff. The total charge recognized by the Company for the involuntary termination was approximately US$93,000 of which approximately US$24,000 had been paid prior to the end of the quarter.

In conjunction with the workforce reduction the Company reduced its operating overhead by consolidating its office space. The Company has sublet most of the vacated office space on a month-to-month basis at rates lower than its cost and is currently seeking to sublet the remaining vacated office space. The Company is uncertain if it will be able to sublet the space for the remaining term of the lease or sublet the remaining unoccupied space, accordingly it has accrued the cost to exit the leases. The total amount accrued as of September 30, 2001 is approximately US$128,000.

Note 6 - Net Income (Loss) Per Share

Basic and diluted net income or (loss) per share has been computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," using the weighted-average number of shares of common stock outstanding during the period including any dilutive common stock equivalents. A portion of the common stock equivalents for the nine months ending September 30, 2001 and the three months ended September 30, 2001 were excluded from the calculation of diluted earnings per share because of the anti-dilutive effect.

Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, common shares, if any, issued in each of the periods presented for nominal consideration would be included in the per share calculations as if they were outstanding for all periods presented. No such shares have been issued.

Note 7 - Comprehensive Income (Loss)

Comprehensive income is as follows (in thousands, US dollars):

                                                   Three Months Ended     Nine Months Ended
                                                     September 30,          September 30,
                                                    2001        2000      2001        2000
                                                 ---------------------  --------------------
Net Income                                        (235)         (186)    (2,928)    (9,292)
Unrealized gain(loss)on Marketable Securities     (415)           -      (1,483)      416
                                                 ---------------------  --------------------
                                                  (650)        (186)     (4,411)    (8.876)
                                                 ---------------------  --------------------

Note 8 - Reportable Operating Segments

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

The Video Systems business unit is engaged in the development of system solutions that enable broadcast quality video over IP. Utilizing TrueCircuit(R) technology and other developed network traffic techniques, the group has been able to transport broadcast quality video over an IP network while significantly reducing the amount of latency and jitter associated with the high speed transmission of data. Currently, the Video Systems business unit employs 15 engineers plus support and administrative personnel and operates primarily from our San Diego, California USA facility.

The Silicon Systems business unit ("Sistolic"), formerly known as Metar ADC, is engaged in the development and deployment of 1 Gigabit Media Access Controller
(MAC), 10 Gigabit MAC, Ethernet switches and related technology. By employing network traffic management techniques and the patented TrueCircuit(R) technology, the business unit is in the process of developing chip (ASIC) solutions that foster the high-speed transmission of data over existing networks. Currently, Silicon Systems consists of 2 engineers in the Company's San Diego, California USA facility and 25 engineers plus support and administrative personnel in the Company's Romanian facility.

Following is a table that reconciles the Company's revenues, operating expenses and net identifiable fixed assets between the two reportable segments as of and for the nine months ended September 30, 2001. The development of two separate operating segments did not occur until the Company completed the acquisition of the assets of Metar ADC in February 2001. Accordingly, there is no segment disclosure as of and for the three months ended September 30, 2000.

                                          Nine Months Ended
Revenues, Operating Expenses and          September 30, 2001
Net loss                                  ------------------
                                     (In thousands, US dollars)
                               Revenue       Expenses      Net Loss
                               -------       --------      --------
Video Solutions                 1,299         2,247           (948)
Sistolic                          -           1,390         (1,390)
Corporate                         -             590           (590)
                               ------------------------------------
                                1,299         4,227         (2,928)
                               ------------------------------------

Net Identifiable Fixed Assets:            September 30, 2001
                                        ---------------------
                                      (In thousands, US dollars)
Video Solutions                                 384
Sistolic                                        144
Corporate                                        42
                                          ----------------
                                                570
                                          ----------------

Note 9 - Assets Held For Sale

In June 2001, the Company determined that it would explore strategic alternatives for its Silicon Systems business unit. These alternatives may include strategic investment by a third party, formation of a joint venture with a third party or the sale of all the assets or a majority interest of the business. There is no timetable for the strategic alternatives the Company is exploring. The Company did not record a loss based on the strategic alternatives it is exploring as management believes that the fair value of the assets are in excess of their book value.

Note 10- Stock Options

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

During the nine-month period ended September 30, 2001, the Company granted 1,606,000 stock options to employees and consultants with vesting periods ranging from immediate to four (4) years. The options are for the purchase of 956,000 shares of Class B common stock at an exercise price of US$4.35 per share. For the nine month period ended September 30, 2001 the Company granted 650,000 options to purchase Class A common stock at an exercise price of US$3.91, the fair market value at the date of the grant. In the three-month period ended September 30, 2001 the Company's stock price declined. The required re-measurement of the value of options issued caused the Company to reduce the previous expense related to the issuance of stock options. During the three-month period ended September 30, 2001, the Company recorded a reduction to stock-based compensation expense of US$1.9 million related to options outstanding to employees and consultants.

Note 11 - Subsequent Events

In October 2001, the Board of Directors approved a resolution to offer the holders of options to purchase Class B common stock a one-time opportunity to exchange the option for an equivalent option to purchase Class A common stock under the same terms and conditions. The proposal is subject to shareholder approval. All holders of Class B common stock accepted the offer. Therefore, if the shareholders approve, the Class B junior stock will be eliminated. The existing substantive terms and conditions of the options on Class B common stock will remain in effect but will be exchanged for equivalent options under the Company's 2000 Stock Option/Stock Issuance Plan.

In November 2001, the Company entered into a private equity financing agreement for US$3.5 million. The terms of the financing agreement, with a single entity, call for the purchase of 700,000 shares of Class A common stock for US$5.00 per share. For each share purchased, the Company will also issue the investor one warrant to purchase one share of Class A common stock for US$5.00 per share exercisable over two years. Payment to the Company under the terms of the financing are due in five equal monthly installments of US$500,000 (with the first installment payable on November 26, 2001) and a final payment on April 15, 2002 of US$1 million. All payments have been secured by a promissory note and the Class A common stock and warrants will, upon issuance, serve as collateral for the promissory note but can be released, at the discretion of the Company, after each respective payment is received. The investor can demand registration of the Class A common stock after April 24, 2002. The investor can demand registration of the warrants commencing six months after exercise.

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


Overview

Path 1 Network Technologies Inc. ("the Company", "Path 1" or "we") is a world award-winning leader in broadcast quality video over IP technology - an environment historically too unstable to support video. From the delivery and distribution of broadcast materials and Video on Demand, to videoconferencing and security monitoring, Path 1's video infrastructure platforms allow high quality transmissions of point-to-point and multiplexed data over legacy IP systems. Patented products and unique know-how provide stable and error free transport of real time applications, including broadcast and entertainment content exchanges. Carrier, broadcast, networking and entertainment companies, as well as enterprise and government, can benefit from Path 1's break-through in product offerings.

The global movement toward Internet Protocol (IP) is driving interest in technologies and products that may replace satellite and other more expensive forms of video transport. Historically, IP networks have not been suitable for video and other real-time data transmissions because of inherent problems in guaranteeing high quality of service (QoS). At Path 1, we are developing unique offerings based on our underlying patents and domain expertise to solve the quality issues and to enable real time transmission over IP networks with guaranteed end-to-end QoS.


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

We believe that many telecommunications companies are now developing interest in or could become interested in converting to a pure IP network due to:

>> the flexibility advantage of IP networks over ATM and satellite; >> the expectation that a direct pure IP network can reduce overall network costs to between 1/3rd to 1/10th of the cost of an ATM or satellite network; and
>> the ease of deployment of IP due to IP's decentralized control.

We plan to establish a unique niche in the video-over-IP field through a combination of patents, proprietary technology, trade secrets, experience and know-how. We filed three patent applications in 1998. The first patent was issued in late 2000 and two patents were issued in first half of 2001. We believe these patents position us as a technology leader in the convergence of voice, data and video over IP networks. In addition to our patents, we have registered our TrueCircuit(R) technology trademark.


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

Application trends include:

>> video transmission usage is growing at a much faster rate than data or voice; >> new video applications consume large amounts of bandwidth; >> voice over IP
   (VoIP) is a precursor to Video over IP; and >> interactive video will be a requirement in the future.

Network trends include:

>> fiber transmission capacity is large and growing; >> video service will increase the bandwidth demand on broadband service providers; >> IP will (if solutions such as ours are acceptable) be the foundation of future real time networks; and
>> solutions to enable high bandwidth last mile delivery are well underway.


Our Technology

We are successfully demonstrating to potential customers our capability to transmit transcontinental and transatlantic real-time, broadcast quality video over existing IP networks. Our proprietary technology and experience transmitting video over IP networks are establishing us as a technology leader in this emerging market. We are establishing relationships with telecommunications carriers and content providers interested in real-time video transport.

Our Market Segments

We are focusing on "one-way" broadcast and Video-on-Demand (VOD) solutions. In the future, we intend to develop interactive video application solutions. We believe our market is segmented as follows:

I. Video Transport - including broadcast and movie studio LANs, and broadcast transmission of program material;

II. Enterprise - including enhanced video-conferencing, distance learning and telemedicine; and

III.Other Multimedia Applications for Businesses and Consumers - including, but not limited to interactive television, entertainment, virtual shopping, security and travel, etc.


I. The Video Transport Market. The Video Transport Market consists of network owners, operators and service providers involved in both creation and end-to-end transmission of video content. The market is comprised of the studio infrastructure, the broadcast transmission infrastructure and the video on demand infrastructure segments:

     A. Studio Infrastructure. The studio infrastructure segment of the Video Transport Market includes live and stored video content. Customers need to move high quality digital video throughout their production plant. IP is an efficient and cost effective means to move video streams. Prospective customers include diversified media, television broadcasting, and movie and video production companies such as:

|X|  Diversified  Media:  AOL TimeWarner,  Bertelsmann,  Fox,  LibertyMedia  and
     Viacom.

|X|  TV Broadcasting: ABC, CBS, NBC, FOX and TBS.

|X|  Movie and Video: DreamWorks, Fox, Sony, Universal, Disney and Warner Bros.

     Our channel partner in the studio infrastructure market segment is Leitch Technology Corporation (Leitch). We announced the successful completion of technology transfer to Leitch on August 9, 2001. This transfer was completed as part of Leitch's strategic investment in us in which Leitch invested US$10 million in cash and 200,000 shares of Leitch common stock in return for an exclusive license to the studio infrastructure segment of the Video Transport Market. In order to maintain the exclusivity of its license, Leitch must pay a fee or procure products and/or services from us under terms specified in our Technology License Agreement with Leitch. B. Broadcast Transmission Infrastructure. The broadcast transmission infrastructure segment of the Video Transport Market includes diversified media, TV broadcasting, and movie and broadcasting studios that use telecommunications networks to bring content into the studio and to transmit content out to distribution entities and end consumers. The broadcast industry calls this Contribution and Distribution. Traditionally this was done by shipping film, tapes or CDs, transmission by satellite, and/or transmission over leased circuits.

     Now, we are developing solutions that can replace these existing legacy methods with transmission over IP networks. We are conducting successful trials with Tier 1 Carriers such as Enron Broadband Services with respect to the broadcast transmission of the 2001 Major League Baseball All-Star Game by FOX Sportsnet and others. Our internal estimates are that the investment required for our type of equipment could be as high as US$250 million over the next five years if transmission over IP becomes the new standard.

     We believe that we provide the key technology and will provide the key equipment that will enable the management of video traffic in the IP WAN environment.

     C. Video on Demand Infrastructure. The video on demand infrastructure segment of the Video Transport Market consists of CATV companies and networks that want to deliver movies and video programming to their customers in a user controlled environment commonly called video on demand
     (VOD). This objective can be effectively implemented using video transmission over IP networks. We are uniquely positioned to earn a leadership position in the VOD market. We have expertise in managing video streams and experience in MPEG stream management and IP stream management, a rare combination. At a recent cable trade show, we were the only company to demonstrate MPEG over IP transmission capability in any way other than by direct MPEG-2 transport. Direct MPEG-2 transport does not provide the routing capabilities of IP. MPEG-2 requires the broadcasting of all VOD program streams to all nodes. Therefore, MPEG-2 does not scale well as the demand for VOD increases. Furthermore, IP provides the cable infrastructure to directly support internal services over the same network.

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


II. The Enterprise Market. The enterprise market segment consists of large companies, educational institutions and government agencies. These entities have geographically distributed locations and need to interconnect these locations with broadband communications networks. Typical video applications within this segment include distance education and training, remote medical diagnostics and multi-media meetings and conferences. We are working to build channel partnerships to advance our position in this market. We believe large consulting and systems integration companies would be our best channel partners to address this market. The enterprise video market has a number of near-term requirements, which we believe can be met with our technology, solutions and expertise.

|X| Broadcast quality video is essential to the growth of video meetings and remote learning applications.

|X| Enterprises prefer video solutions that exploit their investments in legacy
    IP networks.

|X| Video meetings and remote learning applications require high levels of user interactivity and content integration.

|X| Enterprise networks are captive and are thus more easily "video enabled".

|X| Enterprises historically invest in solutions ahead of consumer market adoption.

In particular, we believe that the remote learning market is entering a period of rapid growth. Enterprises are seeking more efficient ways to train their personnel while avoiding travel expenses. Educational institutions also are seeking ways to improve the effectiveness of the learning experience and to cost effectively reach out to greater numbers of learners.

Financial services firm WR Hambrecht, estimates that by 2003 over 60% of larger corporations will install learning management software. Oracle estimates it will train 2.5 million engineers in 2001 through its e-learning services. This is a significant increase over the 500,000 engineers trained by Oracle in classroom settings during 2000. Market research firm IDC estimates corporate e-learning will create a delivery solutions market of several billion dollars in 2003. Delivery solutions include network equipment and network services. IDC's estimates did not include the academic sector and did not estimate a size for the sub markets in which our technology might compete.

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

Currently, educational VOD and video conferencing projects are restricted to public cable TV implementations and VHS videotape distribution. Video content is important to modern education and IP networks offer new capabilities and flexibility in video content access and distribution.

We are currently working with a very large consulting and systems integration company to assess video-over-IP network solutions for corporate e-learning and educational institution applications. Our example application involves a very large local school district that wants to implement VOD and video distribution throughout its district. There are approximately 200 schools in the example district, and 10,000 classrooms. The project, if fully implemented, would require one of our video gateways at each school, and a number of spare systems. In full deployment, this large example school district's total project equipment purchase from us could exceed US$3 million.


III. Other Multimedia Applications for Businesses and Consumers. We believe our technology has future applications in other emerging markets that have real time requirements such as iTV, security, control, etc. The introduction and adoption of interactive television (iTV) could create new opportunities for us. The iTV market is projected to eventually exceed both the broadcast/VOD and enterprise video markets. Although the timing of this market is uncertain, few argue the potential of the market.

Summary

In this quarter, we continued to generate revenues in the VOD market segment. In addition, we experienced technological success in demonstrating our technology as evidenced by recent trials with Enron. The size of each of our potential markets is large and the requirement for technology such as ours appears to be evident as companies look to capitalize on the telecommunications infrastructure put in place over the last few years. While there is uncertainty over the timing and level of investment in our technology, we are encouraged at our position as a leader in current technology trials and are optimistic given the level of activity being expended on trials of our technology.

Liquidity And Capital Resources

We anticipate that our existing resources will enable us to fund operations at least until early 2002. In November 2001, the Company entered into a private equity financing agreement for US$3.5 million. The terms of the financing agreement call for the purchase of 700,000 shares of Class A common stock for US$5.00 per share. For each share purchased, the Company will also issue the investor one warrant to purchase one share of Class A common stock for US$5.00 per share exercisable over two years. The investor issued to the Company a promissory note payable in five equal monthly installments of US$500,000 (with the first installment payable on November 26, 2001) and a final payment on April 15, 2002 of US$1 million. When all the installment payments are made, we anticipate that our resources will enable us to fund operations until mid-2002. We are continuing to seek other sources of additional capital to fund operations until we are able to fund operations through internal cash flow.

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

At September 30, 2001, we had net working capital of US$690,000 compared to US$9.0 million at December 31, 2000. The US$690,000 of working capital includes of US$550,000 in deferred revenue from BarcoNet, which we expect to realize during 2001, and an accrual of US$900,000 for a contingent liability, which will not be finalized until January 2002. In addition, during the period ended September 30, 2001 the Company recorded approximately US$221,000 in restructuring charges as accrued liabilities that will be paid out during the fourth quarter of 2001 and the first quarter of 2002.

Cash, cash equivalents and marketable securities totaled US$3.2 million at September 30, 2001 compared to US$11.5 million at December 31, 2000. We incurred approximately US$2.3 million in cash expenses during the quarter. For the next several years, we expect to incur substantial additional expenditures associated with research and development in addition to increased costs associated with staffing for management, sales and marketing and administration functions. Additional capital is required to implement our business strategies and fund our plan for future growth and business development.

Operating activities used US$5.9 million in cash during the nine-month period ended September 30, 2001 and US$4.1 million for the same period in 2000. This increase was primarily the result of an increase in operating costs and personnel expenses.

Cash provided by investing activities during the nine-month period ended September 30, 2001 was approximately US$1.0 million compared to a use of cash of approximately US$303,000 for the nine-month period ended September 30, 2000. Cash provided by investing activities was primarily the result of the sale of marketable securities, which more than offset expenditures related to the acquisition of Metar ADC and the purchase of computers for research and development use.

Financing activities provided US$126,000 in cash during the nine-month period ended September 30, 2001 and US$14.5 million for the corresponding period in 2000. We did not raise any additional outside capital in the nine-month period ended September 30, 2001 and thus this decrease was a result of no new issuances of Class A common stock other than the exercise of stock options by employees.

At September 30, 2001, we have no material commitments other than our operating leases. Our future capital requirements will depend upon many factors, including the timing of research and product development efforts, the expansion of our general and administrative functions and sales and marketing efforts and the need to finance the manufacturing of commercial products that we may develop and launch. We expect to continue to expend significant amounts on research and development staffing, infrastructure and computer equipment to support on-going research and development activities.

As noted above, we will need additional financing in early 2002. We may pursue a number of alternatives to raise additional funds, including borrowings; lease arrangements; spinout of business units; collaborative research and development arrangements with technology companies; the licensing of product rights to third parties; or additional public and private equity financings. There can be no assurance that funds from these sources will be available on favorable terms, if at all. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.

Results Of Operations

Three-Months Ended September 30, 2001 vs. Three-Months Ended September 30, 2000

In the third quarter of 2001, we recognized revenue of US$750,000, compared to no revenue during the three-month period ended September 30, 2000. The revenues are related to our engineering contract with BarcoNet. We expect initial recurring revenues to come from the broadcast transmission infrastructure segment of the video transport market, where we have established product (e.g., Cx1000) and technology capabilities, demonstrated broadcast quality transmission and are in trials with broadcast studios and tier 1 telecommunication carriers. The systems that we are using in these trials are expected to be ready for volume production and support in the fourth quarter. We estimate revenues will start in 2002 and grow significantly over time.

Engineering research and development expenses, excluding the effect of stock-based compensation, remained relatively flat at approximately US$1.0 for the third quarter ended September 30, 2001 compared to the third quarter ended September 30, 2000. Although the Company believes, that under its current operating plan and after taking into effect its September 2001 reduction in force, it possesses the correct complement of engineering staff and consultants to effectively continue the development and rollout of its products, the Company will need to rapidly hire additional staff quickly if its product achieve a significant level of market acceptance.

Sales and marketing expenses, excluding the effect of stock-based compensation, decreased from US$183,000 for the third quarter ended September 30, 2000 to US$124,000 for the third quarter ended September 30, 2001. The decrease of approximately US$59,000 is primarily due to the reduction of travel related expenses and the timing of promotional activities. In the period ended September 30, 2000, we focused on obtaining engineering contracts and developing strategic relationships. During the same period for 2001, our focus was to complete existing contracts and continue with established strategic partners thereby reducing the need for additional travel and promotional activities. As we transition into an operating company, a significant increase in sales and marketing expense is expected.

General and administrative expenses, excluding the effect of stock-based compensation, increased from US$797,000 for the third quarter ended September 30, 2000 to US$1.4 million for the third quarter ended September 30, 2001. The increase of approximately US$577,000 was primarily due to the addition of professional support functions such as executive management, finance, accounting, human resources and administrative personnel to support the growing product development effort. In addition, included in the general and administrative expense is the accrual of US$169,000 for the severance of a former executive officer, which will be paid in full by the end of the second quarter of 2002. Furthermore, the Company began to incur amortization expense due to the acquisition of the intellectual property of Metar ADC in October 2000.

Stock-based compensation expense is a non-cash expense item that is recognized as a result of stock options having exercise prices below estimated fair value. Stock-based compensation expense is calculated as the difference between exercise price and estimated fair market value on the date of grant. If the options are subject to variable accounting treatment, additional compensation expense, positive or negative, is recognized each quarter based on the fair market value of our common stock in accordance with the provisions of variable stock option accounting. During the third quarter ended September 30, 2001, the fair market value of our common stock decreased resulting in a stock-based compensation benefit of US$1.9 million stock-based compensation expense may continue to fluctuate from quarter to quarter, in material amounts, as the fair market value of our common stock increases and decreases. . In October 2001, we offered our holders of Class B common stock options an opportunity to exchange their options for Class A common stock options. Since all of the option holders of options on Class B common stock elected to exchange their options for options on Class A common stock, the Company will cease recording this compensation expense related to employee options after a final one-time adjustment. We presume that all future grants of options on Class A common stock will be issued at fair value. We will continue to record compensation expense related to the outstanding options to consultants for the amount of options that vest in that period.

Our interest income decreased from US$175,000 for the three-month period ended September 30, 2000 to US$29,000 for the three-month period ended September 30, 2001. This decrease of US$146,000 was due to a reduction in cash balances in our investment accounts.

During the three month period ended September 30, 2001 the Company recorded restructuring charges totaling US$221,000, primarily due to severance costs related to a workforce reduction and subsidy costs related to subletting certain excess office space. The Company implemented the restructuring plan as a result of the completion of a certain third party funded development project and as a prudent cash flow measure in order to improve its overhead cost structure.

The workforce reduction resulted in the involuntary termination of six employees of which four were from the Company's engineering research and development staff and two were from the Company's management and administrative staff. The total charge recognized by the Company for the involuntary termination was approximately US$93,000 of which approximately US$24,000 had been paid prior to the end of the quarter.

In addition to the workforce reduction, the Company also reduced its expenditures related to outside consultants. The Company has reduced its monthly expenditures by approximately US$35,000 through the elimination of what it considers to be non-core consulting activities. These reductions are not included in the restructuring charge line item, but reflect management's focus on conserving cash flows.

We posted a net loss of approximately US$235,000, or US$0.03 per share, for the quarter ended September 30, 2001 compared to a net loss of US$186,000, or US$0.02 per share, for the comparable period last year. We have not yet achieved a sustainable level of revenue and cash flow. The net loss reflects the Company's continued effort to begin the commercialization of its core technology as it transitions into an operating, marketing and manufacturing company.

Nine-Months Ended September 30, 2001 vs. Nine-Months Ended September 30, 2000

The third quarter of 2001 marked the second consecutive quarter we recognized revenues. We recognized US$1,299,000 of revenues in the first nine months of 2001. US$1,050,000 of revenue came from the BarcoNet contract and US$249,000 came from the delivery and acceptance of PG1 video gateway products to Leitch. We expect initial recurring revenues to come from the broadcast transmission infrastructure segment of the video transport market, where we have established product (e.g., Cx1000) and technology capabilities, demonstrated broadcast quality transmission and are in trials with broadcast studios and tier 1 telecommunication carriers. The systems that we are using in these trials are expected to be ready for volume production and support in the fourth quarter. We estimate revenues will start in 2002 and grow significantly over time.

Research and development expenses, excluding the effect of stock-based compensation, increased from approximately US$2.4 million for the nine-month period ended September 30, 2000 to approximately US$3.4 million for the nine-month period ended September 30, 2001. The increase is attributed to the purchase of test equipment and prototype materials as we prepared for testing and trial runs with our current and prospective strategic partners. In addition, we hired and engaged in consulting agreements with several key engineers with specific skill sets to complement the core engineering group.

Sales and marketing expenses, excluding the effect of stock-based compensation, decreased from US$750,000 for the nine-month period ended September 30, 2000 to US$490,000 for the nine-month period ended September 30, 2001. The decrease of approximately US$260,000 is primarily due to the reduction of travel and general marketing related expense. In the period ended September 30, 2000, we focused on obtaining engineering contracts and developing strategic relationships. During the same period for 2001, our focus was to complete contracts and continue with our strategic partners thereby reducing the need for additional travel and general marketing related expenses. As we transition into an operating company, a significant increase in sales, marketing and promotional activities is expected.

General and administrative expenses, excluding the effect of stock-based compensation, increased from US$1.6 million for the nine-month period ended September 30, 2000 to US$3.4 million for the nine-month period ended September 30, 2001. The increase of approximately US$1.7 million is primarily due to an increase in costs related to the addition of executive management, professional support functions and amortization expense due to the acquisition of the intellectual property of Metar ADC of approximately US$96,000. In addition, the Company has incurred expenses related to the severance payments for a former executive officer.

Stock-based compensation expense is a non-cash item that is recognized in association with stock options having exercise prices below estimated fair value. Stock-based compensation expense is calculated as the difference between exercise price and estimated fair market value on the date of grant, and if the options are subject to variable accounting treatment, then each quarter additional compensation expense, positive or negative, is recognized based on the fair market value of our common stock in accordance with the provisions of variable stock option accounting. For the nine-month period ended September 30, 2001 the fair market value of our common stock decreased, resulting in a non-cash stock-based compensation benefit of US$3.3 million. Stock-based compensation expense may continue to fluctuate from quarter to quarter, in material amounts, as the fair market value of our common stock increases and decreases. If the option holders of options on Class B common stock elect to exchange their options for option on Class A common stock, the Company will cease recording this compensation expense quarterly after a final one-time adjustment and presuming that all future grants of options on Class A common stock will be issued at fair value.

Our interest income decreased from US$270,000 for the nine-month period ended September 30, 2000 to US$180,000 for the nine-month period ended September 30, 2001. This decrease of US$90,000 was due to a reduction in cash balances in our investment accounts.

For the nine-month period ended September 30, 2001, we reported a net loss of US$2.9 million, or US$0.36 per share, a decrease from the US$9.3 million, or US$1.30 per share net loss reported for the same period last year. Our net loss for the nine months ended September 30, 2001 was primarily in our Sistolic business unit as the development and sales cycle for its products is generally longer than the engineering projects our Video Solutions group has been completing. In the future we expect that the sales for our Video products will increase as the market matures and our products are required. In addition, we expect our Sistolic business unit to begin to recognize revenue from the sale of intellectual property and engineering partnerships in the fourth quarter of 2001 and early 2002.

Risk Factors That May Affect Future Results

YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND THE OTHER INFORMATION INCLUDED HEREIN AS WELL AS THE INFORMATION INCLUDED IN OUR FORM 10-K FILED ON MARCH 29, 2001, OUR FORM 10-Q's FILED ON MAY 14, 2001 AND AUGUST 14, 2001 AND OTHER REPORTS AND FILINGS MADE WITH THE SECURITIES AND EXCHANGE COMMISSION. OUR BUSINESS AND RESULTS OF OPERATIONS COULD BE SERIOUSLY HARMED BY ANY OF THE FOLLOWING RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THESE RISKS AND STOCKHOLDERS MAY LOSE PART OR ALL OF THEIR INVESTMENT.

We  Need Additional  Working Capital.
------------------------------------

Additional capital is required to implement our business strategies and fund our plan for future growth and business development. We anticipate that our existing resources will enable us to fund operations at least until early 2002. In November 2001, the Company entered into a private equity financing agreement for US$3.5 million and if the Company receives all monthly installments of the promissory note, we anticipate that our resources will enable us to fund operations until mid-2002. We cannot guarantee that any or all monthly installments under the promissory note will be made. If the proceeds from the promissory note are not made to the Company, we would need to obtain alternative financing immediately or severely restructure the Company. We anticipate the need to raise additional capital in the near term. Any additional financing will be used to develop new or enhanced services or products, to address the growing need to provide demonstrations of our technology to potential customers and to finance the commercialization of the products we develop. If we raise additional funds through the issuance of equity or equity-linked securities, the percentage ownership of our stockholders would be reduced. In addition, these securities may have rights, preferences or privileges senior to the rights of the securities held by our current stockholders. We cannot guarantee that additional financing will be available on terms favorable to us, if at all. If adequate funds are not available or are not available on acceptable terms, our ability to continue our operations, take advantage of potential opportunities, develop or enhance products or otherwise respond to competitive pressures would be significantly limited.

There Is Only A Limited Public Market For Our Common Stock And There Is No Assurance That An Active Trading Market For Our Common Stock Will Ever Exist.

As of September 30, 2001, there were 8,257,038 shares of our Class A Common Stock outstanding. To date, there has been only a limited public market for our securities and there can be no assurance that a broad public market for our securities will arise. Our Class A Common Stock is presently quoted for trading on the OTC Bulletin Board, a quotation service that displays real-time quotes and other information about over-the-counter (OTC) equity securities, and on the Third Segment of the Frankfurt Stock Exchange. We may be unable to attract and maintain good-quality market makers. In the event a liquid market for our Class A Common Stock does develop, there can be no assurance that the market will be strong enough to absorb all of the Class A Common Stock currently owned by our stockholders. Now that our Class A Common Stock has been registered under the Securities Exchange Act of 1934, shares classified as "restricted securities" or "control securities" are now eligible for resale on the public market under Rule
144. This has the potential to create a supply/demand imbalance that could adversely affect our stock price. In addition, subsequent issuances of equity or equity-linked securities may further saturate the market for our Class A Common Stock. The resale of substantial amounts of our Class A Common Stock will have an adverse affect on the market price of our stock.

We have not yet obtained a listing on the Nasdaq SmallCap Market. We recently appointed a new director to the Board who we believe will qualify as an "independent" director for purposes of a Nasdaq SmallCap Market listing. We anticipate filing to move our listing from the OTC Bulletin Board to the Nasdaq SmallCap Market in the fourth quarter. Although we believe that we will meet all the NASD requirements for a Nasdaq SmallCap Market listing, there can be no assurance that such a listing will be forthcoming or if forthcoming, when a listing will become effective.

The Market Price Of Our Class A Common Stock May Fluctuate, In Which Case Stockholders May Lose All Or Part Of Their Investment.

The market price for our Class A Common Stock is susceptible to a number of internal and external factors including:

- quarterly variations in operating results;
- product sales progress, both positive and negative;

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

The Rate of Market Adoption of Our Technology is Uncertain.
-----------------------------------------------------------

As with all new technologies, one of the greatest unknowns is the timing and rate of market adoption. We are providing a new and potentially disruptive technology to enable new applications. It is difficult, and perhaps impossible, to predict the timing of and rate of market acceptance of our proposed products as well as of related new video applications, which would then translate into revenue for us. In addition, our sales cycle is long and complicated in all market segments. The sales cycle can range in length from six to eighteen months or more, with a forecasted average of a year from technology demonstration to revenue shipment of product. We are in customer trials in the broadcast transmission infrastructure market segment and we successfully completed technology demonstrations in the VOD market segment of the Video Transfer Market and in the education, government and military segments of the Enterprise Market. We Have Not Yet Launched Any Commercial Products.

We are at the stage of developing platforms and prototypes, which highlight the viability of our technology; however, our platforms, services and products are either at the conceptual stage, i.e., ideas for products, or have been reduced to beta units or prototypes that are being tested, modified and compared to other technologies (e.g., ATM terrestrial lines and satellite signals). We believe that there is interest in and a demand for our platforms and services; however, as of September 30, 2001, we did not yet have any products in commercial production. Accordingly, we are subject to all of the risks associated with new business ventures. Our product development and commercialization process incorporates the necessary steps to assure conformance to industry standards and protocols. This conformance must include certifications from Underwriter Laboratories and other organization certifications for some of our platforms and products. We must continue our efforts to design these platforms and products and arrange for each product to be manufactured, tested and de-bugged before we can consider them ready for commercial sale. There is no assurance that each of these milestones can be achieved or that, if they are achieved, we will be able to effectively market our products and achieve profitable operations.

We Licensed Our Technology to Leitch Technology Corporation.
-----------------------------------------------------------

We granted Leitch an exclusive license, even as to us, to our TrueCircuit(R) technology for the conversion of Professional Material from video, audio and/or associated data to packet data and the conversion of Professional Material from packet data to video, audio and/or associated data pursuant to the Technology License Agreement between us and Leitch dated April 10, 2000. We are precluded from selling our TrueCircuit(R) technology enabled products directly into certain Exclusive Market areas, without Leitch's consent, until the exclusive license expires; therefore, we are relying on Leitch to sell these TrueCircuit(R) technology enabled products into this market or allow us to work with them to penetrate this market. We are focusing our marketing efforts on the enterprise market, the Video on Demand market and the broader broadcast video transport market. We are also developing non-TrueCircuit(R) enabled products, which are outside the scope of our agreement with Leitch. The exclusive license with Leitch will last for one year and, thereafter, will automatically renew for consecutive additional one-year periods, provided we receive the minimum aggregate monies and other consideration for that year as set forth in the Technology License Agreement. The total fees to be paid to us by Leitch, to maintain their exclusive license, escalate over the period and for a five-year exclusive period would be US$32 million.

Our ability to profit from the professional broadcast video market will depend heavily upon the motivation and success of Leitch in developing, manufacturing, launching and marketing TrueCircuit(R) technology-based products in this field or our ability to develop, manufacture, launch and market non-TrueCircuit(R) technology enabled products for this market segment. The more successful their efforts, the more royalties we shall ultimately receive (such royalties shall not commence until termination of the five-year royalty-free period in favor of Leitch), and the more receptive that market would be to our own products. If Leitch's TrueCircuit(R) technology-based products experience difficulties upon their introduction to the professional broadcast video market, we may encounter difficulties in marketing TrueCircuit(R) technology-based products in that market or in our other markets.

We May Be Unable To Obtain Full Patent Protection For Our Core Technology And There Is A Risk Of Infringement

We have patented and continue to patent our core technology. On October 31, 2000, the U. S. Patent and Trademark Office (USPTO) issued us a U.S. patent for our TrueCircuit(R) technology multi-layer network switch. On April 10, 2001, the USPTO issued us a U.S. patent called "Methods and apparatus for providing quality of service guarantees in computer networks" covering Path 1's TrueCircuit(R) technology that allows video, voice and other time-critical traffic to share conventional IP (Internet Protocol) computer networks with normal data traffic. And on June 12, 2001, the USPTO issued us a third U.S. patent that was a continuation of the second. On January 16, 2001, May 8, 2001 and May 31, 2001, we submitted additional patent applications on topics surrounding our core technologies. However, there can be no assurance that other patents will be issued to us, or, if patents are issued, that they will be broad enough to prevent significant competition or that third parties will not infringe upon or design around such patents to develop a competing product.

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


We May Face Competition From Larger Companies With Greater Resources.

Although we believe that we are the only company that has successfully demonstrated broadcast quality video transport over an IP network, competition does exist. Due to the tremendous interest in video transport, we anticipate that the competitive pressures will increase significantly in the future. We may face indirect and direct competition in these markets from firms with greater resources. A number of major network equipment providers have announced network convergence strategies and other competitors are developing alternative network approaches, which, if successful, could materially and adversely affect us. There can be no assurance that we will be able to compete successfully against current, if any, and future competitors.

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

We Are Dependent On Our Key Employees For Our Future Success.

Our success depends on the efforts and abilities of our senior management, specifically Frederick A. Cary, Ronald D. Fellman, Douglas A. Palmer, Richard B. Slansky, Michael Florea, Bernard J. Tyler, Yendo Hu and other senior managers and certain other key personnel. We currently have key man life insurance on only Michael Florea. If any of these key employees leaves or is seriously injured and unable to work and we are unable to find a qualified replacement, then our business could be harmed.

Our Executive Officers, Directors And 5% Stockholders Currently Maintain Substantial Voting Control Over Us.

At September 30, 2001, our executive officers, directors and 5% stockholders own, in the aggregate, approximately 57% of our outstanding Class A Common Stock. In particular, Leitch and Dr. Ronald D. Fellman own 49.5% of our outstanding stock. As a result, these stockholders (or subgroups of them) retain substantial control over matters requiring approval by our stockholders, such as the election of directors and approval of significant corporate transactions.

We Offer Stock Options To Our Employees, Which Could Result In Dilution To All Stockholders.

In order to provide incentives to employees and induce prospective employees and consultants to work for us, we have offered and issued options to purchase our Class A Common Stock and Class B Common Stock. As of September 30, 2001, there were options outstanding to purchase 4,660,666 shares of our Common Stock. We will continue to issue options to purchase sizable numbers of shares of Class A Common Stock to new and existing employees, directors, advisors, consultants or other individuals as we deem appropriate and in our best interests. The grant and subsequent exercise of such options could result in substantial dilution to all stockholders. The offer to exchange options to purchase Class B common stock into options to purchase Class A common stock will not change the dilution to all stockholders.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates primarily from our marketable securities and investments in certain available-for-sale securities. We are also substantially exposed to fluctuations in the stock market as the Leitch and Jyra common stock we hold are in volatile markets. Leitch, who also holds a material position to us, is based in Canada and is traded on Toronto Stock Exchange (TSE:LTV) and on the Nasdaq National Market (Nasdaq\NM:LVID). Since we hold marketable securities in Leitch, we may be also exposed to foreign currency fluctuations. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes, nor do we hedge against foreign currency fluctuations. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at September 30, 2001, because the instruments we hold have relatively short-term maturity dates.


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Not applicable.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5.  OTHER INFORMATION

On September 7, 2001, we hired Frederick A. Cary as our President and CEO. Mr. Cary replaced Peter P. Savage who was acting as our interim President and CEO. Mr. Cary will also serve on our Board of Directors.

On September 28, 2001, Robert Packer joined our Board of Directors as an outside, independent director. Mr. Packer replaced Peter P. Savage, who resigned from the Board in order to provide a seat for Mr. Packer. Mr. Savage had lost his status as an "independent" director (as defined by the Nasdaq Stock Market) because he served as our interim President and CEO. In order to fulfill one of the Nasdaq SmallCap Market's listing standards, we must have three "independent" directors to serve on our Audit Committee.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed for the three-month period ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Path 1 Network Technologies Inc.


By: /s/ Frederick A. Cary
-------------------------
Frederick A. Cary
President and Chief Executive Officer


By: /s/ Richard B. Slansky
------------------------
Richard B. Slansky
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 14, 2001
























                                  Exhibit Index

10.1 Employment Agreement dated September 7, 2001 between Frederick A. Cary and the Company.