Form 10-K
period 2001-12-31
PATH 1 NETWORK TECHNOLOGIES INC
filed 2002-04-15
CIK 1059404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
         [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                                Exchange Act of 1934
                      For the year ended December 31, 2001.
                                       or

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                                Exchange Act of 1934
     For the transition period from ____________to____________.

                       Commission File Number (000-30928)

                            PATH 1 NETWORK TECHNOLOGIES INC.
                (Exact name of registrant as specified in its charter)


                   DELAWARE                              13-3989885
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
       incorporation of organization


                   3636 NOBEL DRIVE, SUITE 400, SAN DIEGO, CALIFORNIA 92122
                              (858) 450-4220
    (Address, including zip code, and telephone number, including area code, of principal executive offices)

     Securities registered pursuant to Section 12(b) of the Act:

                              None

     Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 31, 2002 was approximately US$11.0 million (based on the closing price for shares of the registrant's Common Stock as reported by the OTC Bulletin for the last trading day prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's Common Stock, US$0.001 par value, as of March 31, 2002 was 8,420,257.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2002 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Report. This definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2001.

     PATH 1 NETWORK TECHNOLOGIES INC.

     FORM 10-K

     For the Year Ended December 31, 2001


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

Item  10.  Directors,   Executive  Officers,   Promoters  and  Control  Persons;
           Compliance with Section 16(a) of the Exchange Act*

Item 11.   Executive Compensation*

Item 12.   Security Ownership of Certain Beneficial Owners and Management*

Item 13.   Certain Relationships and Related Transactions*

*Incorporated by reference from our definitive Proxy Statement relating to the 2002 Annual Meeting of Stockholders scheduled for June 14, 2002, which we will file with the Securities and Exchange Commission within 120 days after our December 31, 2001 fiscal year end.


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

Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under the caption "Risk Factors" included herein. These are factors that we think could cause our actual results to differ materially from expected and historical events.

The  following  comments  should be read in  conjunction  with the  Consolidated
Financial  Statements  and  Notes  to  the  Consolidated   Financial  Statements
contained herein.


OVERVIEW

Path 1 Network Technologies Inc., a Delaware corporation, was incorporated in January 1998 as Millenium Network Technologies Inc. We changed our name to Path 1 Network Technologies Inc. in March 1998. Our headquarters are located in the Nobel Corporate Plaza at 3636 Nobel Drive, Suite 400, San Diego, California 92122.

We design and sell products, using proprietary technology that enables the real-time transmission of audio, video and voice data over a single Internet Protocol (IP) network with end-to-end high quality of service (QoS). Our products make it possible for packet-switched IP networks to provide high-quality, real-time transmissions by coordinating the transport of packets across these networks in a way that eliminates or minimize delays and unreliable delivery. We believe our products can make available the best of both worlds - the reliability and speed of circuit-switched networks, such as traditional telephone networks, along with the data carrying capability and low cost of IP networks.

At the core of our suite of products is our patented, patent-pending and copyrighted technology, including our TrueCircuit(R) technology which is a software and hardware-based solution for managing network traffic that is, at its essence, a method (or algorithm) for the transmission of data on a real-time basis over IP networks and several trade secrets and intellectual property in a variety of areas dealing with the transport and distribution of data, voice and video over packet-based networks. Our technology addresses the inherent deficiencies of packet switching as applied to transmission of real-time signals by superimposing a circuit-switched infrastructure on standard IP networking, while maintaining full compatibility with existing IP networks. We believe that our technology combined with our other proprietary know-how, is capable of supporting the efficient transmission of all communications over a single network, thus bringing high-level QoS and real-time audio, video and telephony capabilities to the Internet and to standard IP networks.

Our customers and prospective customers include telecommunications companies, cable television operators, wireless service providers, new competitive service providers, broadcasters, government agencies, systems integrators and semi-conductor companies. We offer long haul video, voice and data products, video-on-demand transmission products, and design and engineering services to support these products.

We are focusing our efforts on Internet Protocol (IP)-based offerings for broadcasters and the cable industry, Digital Subscriber Line (DSL) offerings for the communications industry and integrated solutions for systems integrators worldwide. Until recently, the resources of our Video Systems business unit were devoted primarily to research and development. However, we now have products in limited production and deployment. In the video transport market, for example, our Path 1 Cx1000 IP Video Gateway, which is a video gateway device designed to provide high quality video transmission capabilities to diversified media companies, television broadcasters, movie and broadcasting studios, is currently in production and in the early stages of deployment by a small number of customers. Our second product in the video transport market, the Path 1 Cx1400 IP Video Multiplexer, which is a video-on-demand gateway device designed to provide high quality video transmission capability to cable television operators, is undergoing beta-test field evaluation with BarcoNet, N.V., a wholly-owned subsidiary of Scientific-Atlanta, Inc. BarcoNet is marketing a version of the Cx1400 IP Video Multiplexer in Europe under the name "iMux".


INDUSTRY BACKGROUND

We believe that the growth in broadband communications and multiple service communication networks will provide a foundation for enabling the information needs of businesses and consumers worldwide. The rapid growth of the Internet is driving the need to transport voice, video and data over a converged network infrastructure. Further, we believe that new applications such as digital video, video conferencing, video e-mail, video-on-demand, distance learning and others will drive the need for a high quality multimedia transmission over networks.

Convergence and Real-Time, High-Quality Transmission of Video, Audio and Telephony Transmissions - An Internet Market Opportunity

Convergence: There are strong incentives for companies to merge all of their communication activities (e.g. data, audio and video) over a network of wires. Currently, companies employ several separate networks, such as telephone, computer and security networks, throughout an enterprise. By combining these, an organization would incur the cost of installing and maintaining only one network, rather than several separate networks, each of which would require capital outlay and staffing. However, there is currently degradation in audio and video data transported over computer networks, as these networks have been used in the past primarily to transport non-real-time data, and lack the ability to provide the quality of service (QoS) necessary to make real-time audio, video and voice transmissions feasible.

Known as "convergence," a shift to a single network would allow companies to take full advantage of the significant cost savings and increased throughput that computer networks provide. Network convergence technology enables the merging of disparate digital information such as full-motion video, still video images, audio, telephony and business data over the same network infrastructure. The emergence of this network convergence technology has largely been made possible by the move from analog to digital technology in all forms of media.

The Need for QoS in Real-Time Delivery of Video, Audio and Telephony Data: We intend that "convergence" products developed using our technology provide enhanced quality to IP networks in businesses and, eventually, at home by enabling real-time audio, video and telephony to be delivered over a single IP network with the equivalent of "circuit-switched"1 QoS. QoS, a recognized industry term, is simply a statement of a technology's capabilities in transporting information across a network. The term "QoS" can pertain to one or more factors (e.g. latency, jitter or throughput) relating to quality of data transported across a network. Our "circuit-switched" QoS specifications address the following issues:

o jitter, which is large variations in transmission time that causes the recipients of audio or video transmissions to experience jerky or otherwise imperfect signals or lengthy download times;

o latency, which is the delay in transmission of an information packet from source to destination across a network;

o reliability, which is defined as the percentage of packets that are delivered across the network; o sequence, which is defined as delivery of packets of information in the correct order; and o throughput, which is the consistent transport and delivery of a certain specified level of information packets per second.

Thus, when we state that our technology can support products with "circuit-switched" QoS, we mean that our products are being designed to minimize jitter and latency and provide sufficient sequence, reliability and throughput capabilities so as to make it possible to transmit (i) DVD-quality video in real-time over IP networks, and (ii) DVD-quality video, CD-quality audio, telephony and other time-critical information simultaneously, alongside non-real-time data, over a single IP network.

The Need For A Solution

As it operates today, IP (which is simply a common set of procedures, conventions and rules to link together computers and information across the world) fragments information into packets of data and automatically routes these packets to their correct destination via intermediate switching nodes called IP routers. This process, known as "packet-switching", does not ensure that packets will arrive in the same order in which they were sent, or that they will arrive at their destinations in a timely manner. The delays and delivery problems that IP networks currently experience when transmitting voice, audio and other real-time data are the result of packet "collisions" when network traffic volume is high. Congestion of information packets at points of contention (bottlenecks in a network), results in QoS failures, as these information packets are forced to "queue" at those points of contention rather than proceeding without delay to their destinations. The greater the bandwidth demanded by a particular traffic stream, the higher the potential for service degradation, with packet collisions rising as the network utilization increases. Service degradation includes delays and degradation of the images, sound and other real-time data that are transmitted. In a simple analogy, the packets can be likened to cars competing for space on a crowded freeway leading to their destination. Collisions and delays are difficult to avoid in such circumstances; however, timing and control systems such as express lanes, ramp meters which time the cars' access to the freeway and changeable message signs that coordinate more expeditious routing can substantially reduce delays and collisions.

Packet switching is sufficient for transmission of computer data, which is tolerant of packet re-ordering, jitter and other QoS problems because computer data does not require real-time delivery; it does not matter when or in what order the packets arrive. In contrast, real-time services (e.g. voice, audio and live, interactive video) require timely, predictable and consistent delivery. As a result of current network systems' packet-switching jitter and other QoS problems, multimedia and other time-critical transmissions experience long delays and degradation. Therefore, IP network systems cannot currently provide companies that wish to converge real-time voice, audio, and live, interactive video services with computer data over a single network with the level of QoS that they require to make such convergence practical, efficient and cost-effective.

However, despite its existing deficiencies, IP has become the de facto standard for computer networks. Within local area networks (LANs) such as those used across an enterprise, the vast majority of computers communicate via IP networks, such as Ethernet2, the most prevalent of local IP networks. Within wide area networks (WANs), most computers communicate using IP switching over ATM/SONET links, which are circuit-switched networks.

Because bandwidth demands continue to grow due to technological innovations and new applications, unless bandwidth supply significantly exceeds bandwidth demand, there will always be bottlenecks if packet traffic flow is not coordinated. As more and more high-speed corporate LANs connect to slower external WANs, and as newer high-speed networks link to existing, slower ones, bottlenecks will continue to rise at points of ingress from the faster networks to the slower ones. These networks will saturate, again resulting in increased congestion. And within LANs shared by many users, competing demands for bandwidth causes packet collisions that degrade the quality of service provided over the network. Therefore, increases in bandwidth supply notwithstanding, there will continue to be a need for technology that provides the timing, channels and coordination that eliminate or minimize the delays and collisions of packets across the network from source to destination.

Our Solution

Our current and intended real-time data delivery products address the growing demand for packet-switched IP networks to provide high-quality, real-time transmissions by supporting real-time transport of packets across IP networks with high QoS levels. Our technology provides for a coordinated flow of real-time packets to avoid points of network contention, thus eliminating or minimizing delays and unreliable delivery. We believe our technology can make available the best of both worlds - the reliability and speed of circuit-switched networks along with the data carrying capability and low cost of IP networks.

At the core of our suite of products is our patented, patent-pending and copyrighted technology. Our network operating system software is developed to interface with the specific hardware and infrastructure systems on which it will be hosted. For example, the software can be tailored to operate with a wireless infrastructure, twisted pair telephone wiring or fiber optic cable. Our technology addresses the fundamental issue of network traffic management by creating a separate dedicated channel within existing bandwidth for each real-time stream -- isolating each stream from other real-time streams and the non-real-time data traffic. These dedicated, end-to-end channels provide a means of carrying real-time data and providing fast, regular and timely delivery of packets end-to-end across the network. In addition, our technology has a dynamic allocation system, which sets up channels for the bandwidth required for a specific stream of data, and then "eliminates" the channel when it is no longer needed. This allocation scheme maximizes the productivity of a network, providing bandwidth only as required, as compared with systems that allocate fixed bandwidth, which cannot adapt to continuously changing data transmission requirements.

Our technology, which has been designed to adhere to existing industry standards and protocols, is compatible with the existing wiring of a standard IP network and with existing legacy equipment. This compatibility would benefit our potential customers because we have designed our products and proposed products to have the ability to provide "circuit-switched" QoS for the transmission of real-time signals within an IP network and to allow our customers to retain their existing networks, thus avoiding the cost of installing an entirely new network to achieve real-time video, audio and voice delivery or convergence with QoS. When IP networks that are shared across a corporation (such as Ethernet
LANs) are conditioned with our technology, collisions for real-time traffic should be eliminated or minimized, thereby unlocking the full potential of the existing IP/Ethernet computer network infrastructure.

We also plan to design certain products that could offer significant advantages to prospective customers, such as ISPs, by making new billing approaches possible, such as call-based and/or class-based billing, rather than the packet-based or flat-rate billing systems that are currently in use. The fast, automatic set-up and tear-down of dedicated end-to-end communication channels allows ISPs to adopt a telephone company billing model based on actual usage, if desired. Furthermore, the products we intend to develop for this market could be used to provide an immediate measurement of the true cost of an end-to-end channel as the sum of the per-link utilization of a route. This potential metering capability could not only provide a mechanism for ISPs to offer new toll services, but also provide the practical basis for economic rationing of toll services.

MARKET AND PRODUCTS

Our Markets

         We believe our markets are as follows:

o The video transport market: Our two initial products are both targeted toward this market, which is comprised of diversified media companies, television broadcasting studios, movie and video production companies, and cable, satellite and other network operators. The Cx1000 IP Video Gateway is designed to provide broadcast-quality video transport over existing IP networks and is targeted toward the broadcast transmission infrastructure segment of this market (e.g. television broadcasting studios). The Cx1400 IP Video Multiplexer is designed to address the demand for video-over-IP network solutions and is targeted at the video-on-demand infrastructure segment of this market (e.g. cable operators).


o Engineering and integration services: We market and sell continuing engineering and integration services for purchasers of our products sold into the video transport market.


The Video Transport Market

The  video  transport  market  consists  of  three   sub-segments:   the  studio
infrastructure,   broadcast  transmission  infrastructure  and  video-on  demand infrastructure markets.

Studio Infrastructure Market. We define the studio infrastructure segment of the video transport market to include those companies that use equipment for the editing, processing and transport of video "within the walls" of the studio environment. Potential customers in the studio infrastructure segment of the video transport market include:

o        diversified media companies,
o        television broadcasting studios, and
o        movie and video production companies.

Customers need to move both live and stored high quality digital video throughout their production plants, and the transmission of video streams through existing IP networks is an efficient and cost effective manner of doing so. Our channel partner in the studio infrastructure market segment is Leitch Technology Corporation. We entered into a Technology License Agreement with Leitch in April 2000 pursuant to which Leitch invested US$10 million in cash in us and gave us 200,000 shares of Leitch common stock. In return, we provided Leitch an exclusive license, even as to us, to make and sell products incorporating our TrueCircuit(R) technology into the studio infrastructure segment of the video transport market.

Broadcast Transmission Infrastructure Market. We define the broadcast transmission infrastructure market segment of the video transport market to include entities that transmit video from the studio to another location, e.g., an editing location or distribution location. Any transport of video over a wide area network (WAN), IP backbone or long-haul distribution system would be included in this segment of the video transport market. Potential customers in this market segment are those entities that use telecommunications networks to bring content into the studio and to transmit content out to distribution entities and end consumers (a process that is called "contribution and
distribution").   Companies  that  engage  in  "contribution  and  distribution"
include:

o        diversified media companies;
o        television broadcasters (e.g. a television network); and
o        movie and broadcasting studios.

Traditionally, "contribution and distribution" was accomplished by shipping film, tapes or CDs, transmission by satellite, and/or transmission over leased circuits. We are currently providing and developing solutions that can provide high-quality, real-time transmission over IP networks. For example, our Cx1000 IP Video Gateway is designed to enable the transport of broadcast quality video from point-to-point over an IP/Ethernet network. We have conducted trials with several key players in the broadcast industry pursuant to which we have used the Cx1000 IP Video Gateway to transport broadcast quality video over IP without the latency or jitter typically associated with IP video transport. CNN recently used our Cx1000 IP Video Gateways to support a live, worldwide broadcast, as a temporary decrease in available bandwidth forced CNN to rely on our technology to effectively utilize existing bandwidth to enable the real-time transmission capabilities that CNN required. We are actively marketing the Cx1000 IP Video Gateway and have already received several initial orders for small quantities of this product.

Local area networks (LANs), which share data across an organization, represent a large potential market for our technology. Our Cx1000 IP Video Gateway and related technology can benefit LANs, such as Internet service providers (ISPs), local area business networks, hotels and apartment buildings, by managing the flow of integrated real-time and data services (e.g., video, audio, telephony and Internet access). Our technology enables these LANs to tie together all major communications services - video, telephone and Internet access - through existing telephone or cable wiring.

Our Cx1000 IP Video Gateway and related technology have the potential to be used as a "bridge" from the LAN to an ATM WAN in the business enterprise market. Such a bridge would convert transmissions between business LANs and ATM/SONET, T1/E1, xDSL, and cable modem infrastructures. Our technology could also be used as a "bridge" to bring real-time multimedia to home users wishing to access real-time multimedia over their IP networks.

Video-on-Demand Infrastructure Market. Potential customers in the video-on-demand infrastructure segment of the video transport market include cable, television, satellite and other network operators that want to deliver movies and video programming to their customers in a user controlled environment commonly called "video-on-demand". This objective can be effectively implemented using video transmission over IP networks. We intend to leverage our expertise in managing video streams and our experience in MPEG stream management and IP stream management to obtain market share in the video-on-demand market. At a cable trade show in April 2001, we demonstrated the capability to transmit MPEG over IP other than by means of direct MPEG-2 transport. Direct MPEG-2 transport does not provide the routing capabilities of IP, and MPEG-2 requires the broadcasting of all video-on-demand program streams to all nodes, thus severely limiting MPEG-2's scalability as the demand for video-on-demand services increases. Furthermore, IP provides the cable infrastructure to directly support internal services over the same network.

The product we have developed to address this video-on-demand infrastructure market is the Cx1400 IP Video Multiplexer. This product was co-developed by us and BarcoNet, N.V., a Belgian company specializing in cable television products and services, pursuant to a February 2001 joint development agreement. BarcoNet chose us to co-develop a "video-on-demand" gateway device that provides high quality video transmission capability to transmit (3-4 megabit) movies to cable set top boxes by breaking down large numbers of IP data streams into the individual movie streams requested by the viewer. The movie arrives at the home when it is requested with no waiting time for file downloads. The Cx1400 IP Video Multiplexer is currently being marketed by BarcoNet under the name "iMUX" and is currently in initial product deployment in Europe. BarcoNet, which was recently acquired by Scientific-Atlanta, Inc., can manufacture this gateway device under license from us, in accordance with the joint development agreement. Under this agreement, we have rights to manufacture and sell the gateway as well as receive royalties of US$500 per gateway unit on any worldwide gateway unit sales by BarcoNet.

Engineering and Integration Services Market

With each customer's implementation of our video products, we offer continuing engineering and integration services for project assessment, network analysis and network management. We have established a product and services offerings that includes, along with the hardware purchased by the customer, services such as application configurations (unicast, multicast, MPEG, SDI and others), network performance measurements and verification, and training services. These offerings are a practical way to add new revenue-generating services. Our goal is to make initial services simple to deploy and use and to leave room for more complex feature add-ons as markets grow and as customers come to appreciate and value the flexibility of new IP video services. We project a modest amount of sales of our video products beginning early in 2002, but as these product sales grow, we anticipate that sales from engineering services, support and training will increase as well.


STRATEGY

         There are five components to our strategic framework:

o Target Certain "Early Adopters". We-plan to, directly and through our strategic marketing relationship with Leitch, target early adopters within the video transport market.

o Obtain Strategic Product Development Funds from Customers. In February 2001, we negotiated and concluded a development agreement with BarcoNet N.V., recently acquired by Scientific-Atlanta, Inc., pursuant to which we received US$1.7 million in product development funds and revenue in return for development of the Cx1400 IP Video Multiplexer, which BarcoNet is selling under the name "iMUX". We will continue to seek such arrangements as the opportunities arise, as an inability to obtain R&D funding would increase our reliance on our operational funds to support the R&D necessary to remain competitive in our industry.

o Establish Strategic Marketing Relationships. We intend to seek strategic marketing relationships primarily with original equipment manufacturers (OEMs), system integrators and cable, television and other network operators that are focused on the convergence of digital media.

o Target markets where our intellectual property gives us a competitive advantage. Our corporate strategy has been to target markets where we believe our intellectual property and know-how give us an edge. For instance, in the video transport market, we believe our technology's ability to meet the low jitter requirements within IP/Ethernet networks that are necessary to make real-time audio and video transmission a reality provides us with a competitive advantage. We will continue to leverage any advantages provided by our products and technology to gain market share in our target markets.

o Continue Adherence To Industry Standards For QoS. All of our technology development efforts will strictly conform to applicable industry standards and protocols currently in use to provide for the broadest possible application.

COMPETITION

We face competition in each of the target markets for our products, services and products in development. There are a number of established and development-stage companies in these markets that offer similar or alternative technological solutions for convergence of real-time data (e.g. audio and video) over IP networks as well as high-quality transmission of video-over-IP. We anticipate that we will face increased competition in the future as competitors enhance their product offerings and new competitors emerge. Many of our competitors have greater resources, higher name recognition, more established reputations within the industry and stronger manufacturing, distribution, sales and customer service capabilities than we do.

We believe we will compete in our target markets principally based on: (i) product capabilities such as the ability to converge multiple forms of real-time data over a single network, and the ability to transmit such data over existing IP networks and provide high levels of QoS, (ii) quality, reliability and ease of use, (iii) pricing, (iv) customer support, and (v) product reputation.


SALES

Our primary channel of distribution in into our markets segment is direct sales. All current sales and pending sales are a result of the efforts of our own marketing and sales staff, which currently consists of four people. We intend to build and enhance our own marketing and sales capabilities by adding product managers and direct salespeople.

Our distribution plan requires tailored sales strategies for each target market. Our initial distribution plans call for us to cultivate relationships with systems integrators and ISPs that may incorporate our technology into their systems. Depending on the specific requirements of our customers, these distribution plans could call for us to provide these proposed customers with hardware embedding our technology, or licenses to our technology. To date, we have been beta testing our products and proposed products with our initial customers and our first system integrator. Some of these are local, San Diego-based companies who can provide essential early feedback on our products and strategies.

We are also selling through select distributors. We currently have a distribution agreement with Radiant Corporation for the distribution on the East Coast of the Cx1000 IP Video Gateway, the Cx1400 IP Video Multiplexer and any other products that in the future become commercially ready for sale into the video transport market.

INTELLECTUAL PROPERTY

Patents

We have patented and continue to patent our core technology. On October 31, 2000, the U. S. Patent and Trademark Office (USPTO) issued us a U.S. patent for our TrueCircuit(R) technology multi-layer network switch. On April 10, 2001, the USPTO issued us a U.S. patent called "Methods and apparatus for providing quality of service guarantees in computer networks" covering Path 1's TrueCircuit(R) technology that enables video, voice and other time-critical traffic to share conventional IP (Internet Protocol) computer networks with normal data traffic. On June 12, 2001, the USPTO issued us a third U.S. patent that was a continuation of the second. Each of these patents will expire at the earlier of 17 years after its issue date or 20 years after the priority date of record. On January 16, 2001, May 8, 2001 and May 31, 2001, we submitted additional patent applications with the USPTO on topics surrounding our core technologies. We have also filed patent applications in several foreign countries. We cannot be certain that any of these additional patent applications will be granted, that our existing patents will be sufficiently broad to fully protect our interests, or that any patents that are granted will not be challenged, invalidated or circumvented. In addition, no assurance can be given that our products and technologies will not infringe patents or other intellectual property rights of others or that any license required would be made available under any such patents or intellectual property rights on terms acceptable to us, or at all.

Trade Secrets

In addition to the protection afforded by patent law, implementations of our technology contain trade secrets. These trade secrets cover areas of fast context switching in embedded operating systems, real-time embedded architectures, signal processing techniques for artifact-free signals, and low-latency software drivers. We protect our trade secrets by requiring each external party that obtains access to our technology to sign confidentiality/non-disclosure agreements. We also require each of our employees to sign a confidentiality and inventions assignment agreement upon commencement of employment with us. No assurance can be given, however, that these measures will prevent the unauthorized disclosure or use of such trade secrets.

Trademarks

We have trademarked the name TrueCircuit(R) technology for a portion of our technology to describe its fundamental functionality. TrueCircuit(R) technology establishes the equivalent of "true" hardwired "circuits" over the traditionally packet-switched Internet Protocol. We expect also to trademark other technology and product names, as we deem it appropriate.

Employees

As of March 31, 2002, we had 24 employees in the United States, of whom 15 were engineers, 3 were in marketing and sales, 4 were in finance and administration and 2 were in operations. We also had 28 employees in Romania, almost all of whom are engineers, as part of our Sistolic business unit. We disposed of this business unit on April 1, 2002. Our employees are not represented by any collective bargaining unit. We have never experienced a work stoppage.

Disposal of Sistolic

In March 2002, a large semiconductor company, with whom we entered into a non-exclusive licensing agreement and an engineering services agreement in December 2001 valued at approximately US$5.4 million, informed us that they were terminating their agreements. We are in a payment dispute with this customer and are reviewing our alternatives. As a result of this action, we decided to dispose of our Sistolic business unit. On April 1, 2002, we disposed of the assets of this business unit back to Metar SRL and Michael Florea by eliminating the remaining obligations by us to Metar SRL, including the payable of US$686,000, the return of all stock options granted to Michael Florea and the Romanian employees, a confirmation that performance criteria specified in Michael Florea's employment agreement related to a potential US$4 million bonus with us was never met by him and a limited use license to the Metar ADC intellectual property in favor of us. Michael Florea resigned on March 27, 2002, as an officer in anticipation of this transaction.

Risk Factors

The  risks  ands  uncertainties  described  below are not the only ones we face.
Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations. Our business and results of operations could be seriously harmed by the occurrence of any of the following risk factors. The trading price of our common stock could decline due to occurrence of any of these risks, and you may lose part or all of your investment.

We are dependent upon additional funding to meet current commitments, continue development of our business and limit uncertainty as to our ability to continue as a going concern; the prospect of obtaining such funding is uncertain.

We need additional funding to meet current commitments and continue development of our business. At this writing, we are in an immediate cash crisis. If we do not receive additional funding, our ability to continue as a going concern cannot be assured.

To this end, we have initiated a cost reduction program to reduce our negative cash burn from approximately US$600,000 per month to approximately US$250,000 - US$300,000 per month. We are reducing costs in all areas of our operating plan until sufficient capital is raised to support growth and more substantial orders materialize. In the event we do not receive additional funding, we plan to: 1) further reduce our costs and focus on selling existing products and services; 2) sell our assets through a merger or acquisition; or, 3) seek protection under bankruptcy. Even with our cost reduction plan, we need to raise additional funding to continue as a going concern.

To help meet our funding requirements, we have entered into a common stock purchase agreement with DTKA Holdings Limited pursuant to which we may draw down on an equity line with DTKA Holdings and require it to purchase up to US$10 million of our common stock over a period of twenty-four (24) months. However, we cannot draw down on any funds under this facility until we have filed a registration statement with the Securities and Exchange Commission registering enough shares to cover the shares of common stock to be issued pursuant to such draw down, and such registration statement has been declared effective. We do not intend to file this registration statement until we have completed a private placement offering. Also, if we are unable to meet certain requirements set forth in the common stock purchase agreement, we may be unable to draw down on any or all of the funds available there under. In addition, we cannot sell additional securities through private placements, without DTKA Holdings' consent, whether or not we are able to draw down on the equity line, without incurring a penalty of US$100,000. This consent requirement or penalty payment could further hamper our ability to secure the additional funds we need.

In addition to the DTKA equity line, we are seeking to obtain additional working capital through a private placement of common stock and warrants to accredited investors. We believe that up to US$ 6 million could be raised in this private placement. If we are not able to raise a minimum of US$1 million by April 30, 2002, we will need to seek alternative debt or equity financing arrangements immediately or we will be required to further reduce our operating expenditures, which could have adverse effect on our ability to execute our operating plan.

If we receive at least US$2 million from the private placement offering, or equivalent funding from another source or sources and are able to access the US$10 million equity line, we project that we should have sufficient resources to fund operations through 2002. If we do not receive at least US$2 million in proceeds from the private placement or we are not able to secure sufficient additional funds, either through our equity line or otherwise, we may not be able to continue as a going concern. Even if we can continue operations, a lack of sufficient funding would significantly limit our ability to take advantage of potential opportunities, develop or enhance products or otherwise respond to competitive pressures. We cannot assure you that additional financing will be available on terms favorable to us, if at all.

Any additional funding will be used to expand our marketing and sales capabilities, support the manufacture of customer orders, develop an operational infrastructure and develop new or enhanced services or products. In addition, we will support the growing need to provide demonstrations of our technology to potential customers and to finance the commercialization of the products we develop. If we raise additional funds through the issuance of equity or equity-linked securities, the percentage ownership of our stockholders would be reduced. In addition, these securities may have rights, preferences or privileges senior to the rights of the securities held by our current stockholders.

We have incurred losses since inception and may never be profitable.

We have incurred operating losses since our inception in January 1998, and we expect to incur losses and negative cash flow for at least the next few quarters. As of December 31, 2001, our accumulated deficit was approximately US$24.5 million. Our management expects us to continue to incur significant operating expenses and research and development expenses and, as a result, we will need to generate significant revenues to achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.

The market price of our common stock has fluctuated in the past and is likely to continue to do so, thereby increasing the risk that you may lose all or part of your investment.

The market price for our common stock is susceptible to a number of internal and external factors including:

o   quarterly variations in operating results and overall financial condition;

o economic and political developments affecting technology spending generally and adoption of new technologies and products such as ours;

o   changes in IT spending patterns;

o   product sales progress, both positive and negative;

o stock price changes in the previous quarter resulting in large increases or decreases in reported stock-based compensation expenses, causing our overall net income/loss to be highly volatile and unpredictable;

o   technological innovations by others;

o the introduction of new products or changes in product pricing policies by us or our competitors;

o   proprietary rights disputes or litigation;

o   changes in earnings estimates by analysts or other factors;

o   additions or departures of key personnel; and

o sales of substantial numbers of shares of our common stock or securities convertible into or exercisable for our common stock.

These and other factors may make it difficult for our stockholders to sell their shares into the open market if and when eligible to do so. In addition, stock prices for many technology companies, especially development-stage companies such as ourselves, fluctuate widely for reasons that may be unrelated to operating results. These fluctuations, as well as general economic, market and political conditions such as interest rate increases, recessions or military or political conflicts, may materially and adversely affect the market price of our common stock, thereby causing you to lose some or all of your investment.

We recently launched our initial commercial products and services, and these products and services and our products still in development, may not gain customer acceptance.

We have launched two commercial products for sale into the video transport market: the Path 1 Cx1000 IP Video Gateway targeted toward the broadcast transmission infrastructure segment of the video transport market, and the Path 1 Cx1400 IP Video Multiplexer targeted toward the video-on-demand infrastructure segment of the video transport market. These products are in the early stages of commercial deployment and are subject to all the risks attendant to new product introductions, including the possible presence of undetected hardware or software defects in our products, manufacturing and distribution limitations, unforeseen delays in product installation and customer dissatisfaction. There can be no assurance that either of these initial products, or our products still in development, will achieve acceptance by our targeted markets at all, or in time to assist in funding cash flow shortfalls.

We have limited product sales experience and we are relying primarily on one dominant customer.


We have only a brief history of sales orders for our products and services. As a result, potential customers may decline to purchase our initial products or services due to our lack of an established "track record," the level of our products' technological sophistication, price, our financial condition or other factors. Further reasons why prospective customers may decline to invest in our products and services, or may decide to purchase competitors' products and services, include:

o introduction of competitive technologies, products and services that may render our products and services obsolete;

o development or manufacturing delays that prevent the timely introduction of our products to the market;

o failure by us to establish strong sales,marketing, distribution and customer service capabilities;

o reluctance to commit capital to new products and services; and o general economic conditionsaffecting rates of adoption of new technologies, new technology purchases and services associated with such new technologies.

In the event that our products and services are not adopted at the rates we currently anticipate, or do not receive a significant acceptance from our primary targeted dominant customer, our operating plan will be negatively affected and our capital requirements and cash flow shortfalls will be greater than currently anticipated.

To date, there has been only a limited public market for our common stock and there is no assurance that an active trading market for our common stock will ever exist.

To date, there has been only a limited public market for our securities and there can be no assurance that a broad public market for our securities will develop in the future, or if such a broad market does develop, that it will last. Our common stock is presently quoted for trading on the OTC Bulletin Board, a quotation service that displays real-time quotes and other information about over-the-counter (OTC) equity securities, and on the Third Segment of the Frankfurt Stock Exchange. Trading activity in our common stock on the OTC Bulletin Board is limited and trading activity in our common stock on the Frankfurt Stock Exchange is dormant. In addition, we may be unable to attract and maintain good-quality market makers. In the event a liquid market for our common stock does develop, there can be no assurance that the market will be strong enough to absorb all of the common stock currently owned by our stockholders and any common stock that may be issued in the future, restricted shares of our common stock that are eligible for resale under Rule 144, combined with (i) the shares (and warrants to purchase shares) that we anticipate selling in our current private placement offering, (ii) shares that we may issue to DTKA Holdings pursuant to our equity line with them, (iii) shares of common stock owned by Leitch Technology Corporation that Leitch, pursuant to its demand registration rights, may require us to register for resale into the public market, and (iv) shares issued or issuable pursuant to our stock option plans, have the potential to create a supply/demand imbalance that could adversely affect our stock price. In addition, subsequent issuances of equity or equity-linked securities may further saturate the market for our common stock. The resale of substantial amounts of our common stock will have an adverse effect on the market price of our stock.

The rate of market adoption of our technology is uncertain and we could experience long and unpredictable sales cycles, especially if the slowdown in the telecommunications industry persists.

As ours is a new technology, it is extremely difficult to predict the timing and rate of market adoption of our proposed products as well as of related new video applications, and thus difficult to predict when we might begin to realize revenue from product sales. We are providing new and highly technical products and services to enable new applications. Thus, the duration of our sales efforts with prospective customers in all market segments is likely to be lengthy as we seek to educate them on the uses and benefits of our products. This sales cycle could be lengthened even further by potential delays related to product implementation as well as delays over which we have little or no control, including:

o the length or total dollar amount of our prospective customers' planned purchasing programs in regard to our products;

o changes in prospective customers' capital equipment budgets or purchasing priorities;

o prospective customers' internal acceptance reviews; and o the complexity of prospective customers' technical needs.

These uncertainties, combined with the worldwide slowdown in the telecommunications business, which began in 2001, and the slowdown in corporate spending on technology generally as well as new technologies such as ours, substantially complicate our planning and reduce prospects for sales of our products. If our prospective customers curtail or eliminate their purchasing programs, decrease their capital budgets or reduce their purchasing priority, our results of operations could be adversely affected.

Leitch Technology Corporation may not be an active, participating partner for us in the professional broadcast video studio market.

In April 2000, we entered into a strategic marketing relationship with Leitch Technology Corporation, a Canadian public company and international distributor of professional video products that owns approximately one-third of our outstanding common stock. As part of this strategic marketing relationship, Leitch invested US$10 million in us and gave us 200,000 shares of Leitch common stock in consideration of our entering into a Technology License Agreement with Leitch, dated April 10, 2000 granting Leitch (i) a non-exclusive license to sell and otherwise use our proprietary TrueCircuit(R) technology; and (ii) a worldwide, exclusive license, even as to us, to sell and otherwise exploit our TrueCircuit(R) technology in connection with commercial activities directed to the professional broadcast video studio market. The non-exclusive license has a term of five years (unless earlier terminated by us or Leitch) and is automatically renewable for additional five-year periods (unless earlier terminated by us or Leitch). The duration of the exclusive license with Leitch is one year and, thereafter, automatically renews for five consecutive one-year periods, provided we receive the minimum aggregate monies and other consideration from Leitch required for that year. The minimum fees to be paid by Leitch to maintain its exclusive license for the five-year exclusive term escalate annually and total US$32 million, exclusive of royalties. After this initial five-year term, provided the exclusive license is still in effect, the minimum yearly thresholds would be negotiated, within certain parameters, by us and Leitch. Leitch is not obligated to pay us royalties until March 2006 for any of the TrueCircuit(R)-based products sold by Leitch or its sub-licensees under the exclusive license.

In April 2001, Leitch's exclusive license was automatically renewed for another year. We are currently discussing with Leitch the renewal terms and conditions for this exclusive license for the 12 month-period beginning April 2002. We believe that, according to the terms of the Technology License Agreement, Leitch is required to pay us US$2 million in cash or other consideration in order for Leitch's exclusive license to be renewed until April 2003 (Leitch's failure to pay the required consideration would cause Leitch's exclusive license to automatically convert to a non-exclusive license). Leitch does not agree with our position. There can be no assurance that we will come to a mutually acceptable resolution with Leitch regarding this potential payment dispute. Furthermore, if it is found that Leitch is required to pay us the 12 month-period beginning April 2002 requires them to pay us US$2 million to maintain its exclusive license, we believe that Leitch will decline to remit such payment and will allow it's exclusive license to convert into a non-exclusive license.

Until the exclusive license expires, we are precluded from selling our TrueCircuit(R) technology-enabled products directly into the professional broadcast video studio market without Leitch's consent. Consequently, for the time being, we are relying on Leitch to sell these TrueCircuit(R) technology enabled products into this market area or allow us to work with them to penetrate this market, and we are focusing our marketing efforts on the enterprise, video-on-demand market and broader broadcast video transport markets. We also intend to develop non-TrueCircuit(R) technology-enabled products, which are outside the scope of our agreement with Leitch. As a result of our agreements with Leitch, our ability to profit from the professional broadcast video studio market presently depends heavily upon the motivation and success of Leitch in developing, manufacturing, launching and marketing TrueCircuit(R) technology-based products in this field or our ability to develop, manufacture, launch and market non-TrueCircuit(R) technology enabled products for this market segment. Management believes that the more successful Leitch's marketing and sales effort, regardless of whether it retains its exclusive license, the more royalties we will ultimately receive following expiration of the royalty-free period, and the more receptive the professional broadcast video market would be to introduction by us of additional products that do not impinge upon Leitch's exclusive license, should it still be in effect. Although we entered into this strategic marketing relationship with Leitch with the expectation that Leitch, as an established company in the professional video products field and an experienced manufacturer and distributor of video products, would provide us with a significantly enhanced ability to manufacture, sell and distribute our initial products in this field, no assurance can be given that Leitch will be successful in selling TrueCircuit(R) technology-based products into the professional broadcast video market or other markets. If difficulties arise upon introduction of these products to the professional broadcast video studio market, sales of our products in this and other markets could be adversely affected. In addition, any deterioration in our relationship with Leitch could adversely affect Leitch's ability and motivation to market and sell our TrueCircuit(R) technology-based products into the professional broadcast video studio market. This deterioration would be especially damaging should Leitch retain its exclusive license, as Leitch might fail to commit the necessary technical, financial and other resources to successfully market our products into the professional broadcast studio video market, yet still prevent us from doing so. Should Leitch lose its exclusive license, we could then sell TrueCircuit(R) technology-based products into this market, but if Leitch declines to assist us, we would be required to do so without the benefit of Leitch's established reputation as a video products vendor and its manufacturing and distribution capabilities.

In January 2002, Leitch notified us that they were giving consideration to the appropriateness of the valuation of their investment in us as held on their balance sheet and subsequently wrote-down their investment in us. On March 28, 2002, Reginald J. Tiessen resigned as the Company's Chairman, Leitch's director representative on the Board and member of the Company's Audit Committee. With the December 2001 resignation of John A. MacDonald from the Company's Board of Directors, this leaves Leitch without current Board representation. Mr. Cary, our President and Chief Executive Officer, succeeded Mr. Tiessen as Chairman of the Board. Also, on March 28, 2002, Leitch informed us of their intention to write-off the remaining value of their investment in us. As of the date of this writing, we do not believe that Leitch will be an active partner in developing the professional broadcast video studio market for us.

We recently decided to dispose of the assets of our Silicon Systems group.

In October 2000, we agreed to purchase the assets of Metar ADC, an application specific integrated circuit (ASIC) design and development company based in Bucharest, Romania from Metar SRL. We organized these assets into our Silicon Systems business unit, which we named "Sistolic Inc.". Pursuant to the terms of the asset purchase agreement, we incurred a contingent obligation to make payments in October 2002 and October 2003 in an aggregate amount of US$850,000 to complete this acquisition.

In December 2001, Sistolic entered into a non-exclusive licensing agreement and an engineering services agreement with a large semiconductor company pursuant to which Sistolic was to provide front-end design services. We anticipated that the maximum amount of revenue we could realize from this arrangement was approximately US$5.4 million. In March 2002, after considerable work had been performed by us under the agreements, the large semiconductor company informed us that they were summarily terminating these agreements.

Due to this material and adverse turn of events, we believe that we can no longer sustain the negative cash flow from the Silicon Systems business unit. On April 1, 2002, we sold all of the assets of this business unit back to Metar SRL and Michael Florea. The facility lease and employment contracts transferred as well, in exchange for the elimination of all remaining obligations by us to Metar SRL, the return of all stock options granted to Michael Florea and the Romanian employees, a confirmation that performance criteria specified in Michael Florea's employment agreement related to a potential US$4 million bonus with us was never met by him and a limited use license to the Metar ADC intellectual property in favor of us. Michael Florea resigned on March 27, 2002, as an officer in anticipation of this sale agreement. We are investigating our available legal options with regard to the large semiconductor company's abrupt termination of our agreements with it.

We may be unable to obtain full patent protection for our core technology and there is a risk of infringement.

On January 16, 2001, May 8, 2001 and May 31, 2001, we submitted additional patent applications on topics surrounding our core technologies to supplement our existing patent portfolio. However, there can be no assurance that these or other patents will be issued to us, or, if additional patents are issued, that they or our three existing patents will be broad enough to prevent significant competition or that third parties will not infringe upon or design around such patents to develop competing products. In addition, we have filed patent applications in several foreign countries. There is no assurance that these or any future patent applications will be granted, or if granted, that they will not be challenged, invalidated or circumvented.

In addition to seeking patent protection for our products, we intend to rely upon a combination of trade secret, copyright and trademark laws and contractual provisions to protect our proprietary rights in our products. There can be no assurance that these protections will be adequate or that competitors have not or will not independently develop technologies that are substantially equivalent or superior to ours.

There has been a trend toward litigation regarding patent and other intellectual property rights in the telecommunications industry. Although there are currently no lawsuits pending against us regarding possible infringement claims, there can be no assurance such claims will not be asserted in the future or that such assertions will not materially adversely affect our business, financial conditions and results of operations. Any such suit, whether or not it has merit, would be costly to us in terms of employee time and defense costs and could materially adversely affect our business.

If an infringement or misappropriation claim is successfully asserted against us, we may need to obtain a license from the claimant to use the intellectual property rights. There can be no assurance that such a license will be available on reasonable terms if at all.

We face competition from established and developing companies, many of which have significantly greater resources than us, and we expect such competition to grow.

The  markets  for  our  products,   proposed  products  and  services  are  very
competitive. We face direct and indirect competition from a number of established companies and development stage companies, and we anticipate that we shall face increased competition in the future as existing competitors seek to enhance their product offerings and new competitors emerge. Many of our competitors have greater resources, higher name recognition, more established reputations within the industry and stronger manufacturing, distribution, sales and customer service capabilities than we do.

The technologies that our competitors and we offer are expensive to design, develop, manufacture and distribute. Competitive technologies may be owned and distributed by established companies that possess substantially greater financial, technical and other resources than we do.

Competitive technologies that offer a similar or superior capacity to converge and transmit audio, video and telephonic data on a real-time basis over existing networks may currently exist or may be developed in the future. We cannot assure you that any technology currently being developed by us is not being developed by others or that our technology development efforts will result in products that are competitive in terms of price and performance. If our competitors develop products or services that offer significant price or performance advantages as compared to our current and proposed products and services, or if we are unable to improve our technology or develop or acquire more competitive technology, our business could be adversely affected. See "Business - Competition."

We may not be able to profit from growth if we are unable to effectively manage the growth.

Assuming we receive adequate funding to conduct our business as presently proposed to be conducted, we anticipate that we will grow rapidly in the future. This anticipated growth will place strain on our managerial, financial and personnel resources. The pace of our anticipated expansion, together with the complexity of the technology involved in our products and the level of expertise and technological sophistication incorporated into the provision of our design, engineering, implementation and support services, demands an unusual amount of focus on the operational needs of our future customers for quality and reliability, as well as timely delivery and post-installation and post-consultation field and remote support. In addition, new customers, especially customers that purchase novel and technologically sophisticated products such as ours, generally require significant engineering support. Therefore, adoption of our platforms and products by customers would increase the strain on our resources. To reach our goals, we will need to hire rapidly, while, at the same time investing in our infrastructure. We expect that we will also have to expand our facilities. In addition, we will need to:

o        successfully train, motivate and manage new employees;

o        expand our sales and support organization;

o        integrate new management and employees into our overall operations; and

o        establish improved financial and accounting systems.

We may not succeed in anticipating all of the changing demands that growth would impose on our systems, procedures and structure. If we fail to effectively manage our expansion, our business may suffer.


         We may not be able to hire and assimilate key employees.

Our future success will depend, in part, on our ability to attract and retain highly skilled employees, including management, technical and sales personnel. Significant competition exists for employees in our industry and in our geographic region. We may be unable to identify and attract highly qualified employees in the future. In addition, we may not be able to successfully assimilate these employees or hire qualified personnel to replace them.

         We are dependent on our key employees for our future success.

Our success depends on the efforts and abilities of our senior management, specifically Frederick A. Cary, Ronald D. Fellman, Douglas A. Palmer, Richard B. Slansky, David A. Carnevale, Bernard J. Tyler, Yendo Hu and other senior managers and certain other key personnel. If any of these key employees leaves or is seriously injured and unable to work and we are unable to find a qualified replacement, then our business could be harmed.

Unanticipated delays or problems in introducing our intended products or improvements to our intended products may cause customer dissatisfaction or deprive us of the "first to market" advantage.

Delays in the development of products and the launch of commercial products are not uncommon in high tech industries such as ours. If we experience problems related to the introduction or modification of our intended products or the reliability and quality of such products, which problems delay the introduction of our intended products or product improvements by more than a few months, we could experience reduced product sales and adverse publicity. We believe the company first to market with viable products will gain a significant advantage with customers; delays could prevent us from being the company that gains this advantage.

The issuance of common stock to DTKA Holdings under our equity line and to purchasers of units in our current private placement offering would cause significant dilution to our stockholders, and the resale of such shares by DTKA and the purchasers in the private placement may depress the price of our common stock.

In January 2002, we entered into a common stock purchase agreement with DTKA Holdings Limited, a British Virgin Islands company, for the potential future issuance and sale of up to US$10 million of common stock, which is required to be registered. Under this arrangement, we, at our sole discretion, may, from time to time, draw down on this facility (otherwise known as an "equity line"), requiring DTKA Holdings to purchase shares of our common stock at prices calculated on the basis of discounts ranging from 6.5% to 8.5% from the daily volume weighted average price of our common stock on the principal exchange or trading market on which our common stock is trading on the date of the draw down. We may not draw down on this facility until we have filed a registration statement with the Securities and Exchange Commission to register enough shares of common stock to cover the shares to be issued pursuant to such draw down, and this registration statement has been declared effective.

The issuance of shares of common stock to DTKA Holdings pursuant to this equity line could result in significant dilution to our stockholders. In addition, the resale by DTKA Holdings and the purchasers in a private offering of common stock purchased under the equity line or pursuant to a private placement, as the case may be, or the prospect of such resale, could have a significant depressive effect on the market for our shares. Also, the ongoing issuance of shares to DTKA Holdings will continually reduce your percentage ownership in us and could have an adverse effect on the market price of our common stock.

Stockholders worried about the depressive effect of continued issuances of our shares may seek to sell their shares, which would contribute to a downward movement in the price of our common stock. Moreover, the perceived risk of a drop in our stock price could encourage investors to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

We offer stock options to our employees, non-employee directors, consultants and advisors, which could result in ongoing dilution to all stockholders, including investors in this offering.

We maintain two equity compensation plans: (i) the 2000 Stock Option/Stock Issuance Plan (the "2000 Plan"), pursuant to which we may issue options and common stock to employees, officers, directors, consultants and advisors, and
(ii) the 2001 Employee Stock Purchase Plan (the "Purchase Plan"), approved by our stockholders in February 2002, pursuant to which our employees are provided the opportunity to purchase our stock through payroll deductions. As of March 31, 2002, there were options outstanding to purchase 3,986,435 shares of common stock under our 2000 Plan; 257,502 shares of common stock will remain available for issuance under the 2000 Plan. All of the outstanding option grants under the 2000 Plan have been approved by the Board of Directors; option grants representing 3,886,435 shares of common stock are subject to stockholder approval and will expire if such approval is not granted within 12 months of the options' respective grant dates. A maximum of 250,000 shares of common stock have been authorized for issuance under the Purchase Plan.

In addition, as of March 31, 2002, there were 612,043 shares of common stock subject to outstanding options granted other than under the 2000 Plan or Purchase Plan. These non-plan options were granted to various employees, directors, consultants and advisors.

We plan to continue to provide our employees opportunities to participate in the Purchase Plan. We also plan to issue options, either under the 2000 Plan or otherwise, to purchase sizable numbers of shares of common stock to new and existing employees, officers, directors, advisors, consultants or other individuals as we deem appropriate and in our best interests. These ongoing purchases of our common stock (as well as future option grants by us and subsequent exercises of options) could result in substantial dilution to all stockholders and increased control by management.

The number of shares of common stock subject to currently outstanding options under the 2000 Plan, as well as shares of common stock subject to options granted other than under the 2000 Plan, exceeds 30% of the total number of shares of our currently outstanding common stock. The California Department of Corporations has issued regulations for companies seeking qualification of stock option plans, which regulations require that the total number of shares issuable upon exercise of all options shall not exceed 30% of such companies' outstanding shares, unless a percentage higher than 30% is approved by at least two-thirds of the outstanding shares entitled to vote. We unsuccessfully sought to obtain this two-thirds supermajority vote of the outstanding shares pursuant to a written consent solicitation of our stockholders under a Proxy Statement filed with the Securities and Exchange Commission on December 31, 2001. We will attempt once more to obtain this supermajority vote at our 2002 Annual Stockholder Meeting to be held June 14, 2002. Although we anticipate that we will receive the requisite two-thirds stockholder approval to exceed this 30% ceiling at this Annual Stockholder Meeting, the issuance of further stock options and shares under the 2000 Plan requires qualification, or exemption from qualification, of the securities under the "blue sky" securities provisions of the California Corporations Code. In the event we do not receive the requisite stockholder approval, our ability to grant options and stock as a means of attracting and retaining employees and directors will be materially impaired.
We are subject to local, state and federal regulation, as well as the rules of any stock exchanges on which our securities might trade.

Legislation affecting us (or the markets in which we compete) could adversely impact our ability to implement our business plan on a going-forward basis. The telecommunications industry is heavily regulated and these regulations are subject to frequent change. Future changes in local, state, federal or foreign regulations and legislation pertaining to the telecommunications field may adversely affect prospective purchasers of telecommunications equipment, which in turn would adversely affect our business. Also, our stock is traded on the OTC Bulletin Board and the Third Segment of the Frankfurt Stock Exchange and as such we are subject to their rules and regulations. If we cease to comply with the OTC Bulletin Board's rules and regulations, the OTC Bulletin Board may cease to quote our stock, in which case the trading market for our common stock would be disrupted or otherwise adversely affected. We do not believe that we will be adversely impacted if our stock ceases to be traded on the Third Segment of the Frankfurt Stock Exchange.

Our executive officers, directors and 5% stockholders currently maintain substantial voting control over us and possess certain rights of first offer and first refusal in regard to offers and sales of our securities.

As of March 31, 2002, a small number of our executive officers, directors and 5% stockholders, beneficially own, in the aggregate, approximately 51% of our outstanding common stock; these stockholders are, Leitch Technology Corporation, Ronald D. Fellman and Douglas A. Palmer. As a result, these stockholders (or subgroups of them) retain substantial control over matters requiring approval by our stockholders, such as the election of directors and approval of significant corporate transactions. Pursuant to the terms of a stockholders' agreement with Leitch, dated April 10, 2000, Ronald D. Fellman and Douglas A. Palmer, who together hold approximately 15% of our outstanding common stock, have agreed to vote all securities of Path 1 held by them in favor of designees of Leitch for two positions on our seven-person Board of Directors, for as long as Leitch continues to hold at least 20% of our capital stock (on an as-converted, as-exercised, fully-diluted basis). As of March 31, 2002, Leitch held approximately one-third of our outstanding common stock.

Under this Stockholders' Agreement, Leitch Technology Corporation also has rights of first refusal to purchase (i) any equity securities offered in a private sale by Dr. Fellman, Dr. Elliott and Dr. Palmer at the dollar value of the consideration offered in connection with such sale, and (ii) its pro rata share of any capital stock, or rights, options, warrants or to purchase capital stock issued by us, on the same terms and at the same price offered by us to the third party or parties. These rights of first refusal and the voting agreement give Leitch the potential to maintain or expand its substantial equity position in us and exert significant influence over matters of corporate governance. The right of first refusal with respect to securities offerings by us could, in certain circumstances, serve as a deterrent to future acquirors, especially if Leitch does not approve of a proposed merger or acquisition, and could give Leitch the leverage to condition its consent to offerings of our securities on our adoption of policies favored by Leitch. In addition, Leitch maintains demand registration rights pursuant to which it can require us to register its shares of our common stock with the Securities and Exchange Commission for resale into the public market. Such registration and resale could adversely affect the price of our common stock.

Our equity compensation plans give wide latitude to the plan administrator -- our Board of Directors or committee thereof -- to make option grants or stock issuances to our officers and directors and to grant broad auxiliary rights in connection with such option grants or stock issuances (e.g. full or partial acceleration of vesting upon change of control or upon attainment of certain performance milestones). In January 2002, our executive officers and employees were granted stock options under our 2000 Stock Option/Stock Issuance Plan in return for their agreement to voluntarily reduce their salaries for a period of 90-days. Additional option grants to our officers and directors would serve to increase their equity ownership of the company and would allow these officers and directors, should they choose to exercise their options, to exert increased control over us.

         Our charter documents contain provisions that could discourage a takeover.

Our Certificate of Incorporation and Bylaws contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of us, even when these attempts may be in the best interests of the stockholders. Our Certificate of Incorporation authorizes our Board of Directors, without further stockholder approval, to issue one or more series of preferred stock. Any such series of preferred stock could have rights, including voting rights, superior to that of our common stock, and rights to elect directors as a class. Grant of such rights could provide the preferred stock holders with significant control over matters of corporate governance.

In addition, our Bylaws state that special meetings of the stockholders may only be called by 20% or more of the outstanding stock entitled to vote at such meeting, and also require that all significant transactions, even those that would not otherwise require a vote of the Board of Directors, be reviewed and approved by the Board. These Bylaws provisions may defer the calling of a meeting at which a change of control might be effected and may serve to deter potential acquirers.

         We do not intend to pay cash dividends.

         We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

Item 2.   Properties

We lease approximately 11,000 square feet of office space within one facility under three separate leases in San Diego, California. The San Diego offices are used for research and development, prototype production, sales and marketing and administration. The leases for our San Diego offices expire between May 2002 and July 2002. We believe that we will be able to extend our San Diego office leases or obtain new leases elsewhere in the immediate area with no adverse financial effects. We also maintain a month-to-month lease for approximately 6,000 square feet of office space in Bucharest, Romania. The Romanian offices are used for research, development and administration. However, as part of the Letter of Intent dated March 25, 2002 with Metar SRL/Michael Florea to sell the assets of Metar ADC back to Metar SRL/Michael Florea we have provided notice of termination on the Romanian lease. We believe our current U.S. facilities are adequate to meet our near-term space requirements.

Item 3.   Legal Proceedings

In November 2001, we entered into a private equity financing agreement with R&S Invest/Meeuwi de Kraker for the purchase of 700,000 shares of Class A Common Stock for US$5.00 per share. For each share purchased, we agreed to also issue this investor a warrant to purchase one share of Class A Common Stock for US$5.00 per share, exercisable over two years. The shares of Class A Common Stock and warrants to purchase Class A Common Stock were sold pursuant to
Section 4(2) of the Securities Act of 1933, as amended. Payments to us under the terms of the financing agreement were scheduled in five (5) equal monthly installments of US$500,000 (with the first installment due and payable on November 26, 2001) with a final US$1 million payment due on April 15, 2002. The payment obligation was evidenced by a promissory note, with the Class A Common Stock and warrants to serve as collateral for the promissory note upon their issuance to the investor. Notwithstanding the above, no shares of Class A Common Stock, or warrants to purchase such shares, have been issued to this investor because the investor has failed to honor the terms of the promissory note and has failed to remit any of the payments due to us. On March 26, 2002, we filed a complaint in San Diego County Superior Court against Meeuwi J. de Kraker.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock is traded on the OTC Bulletin Board under the symbol "PNWK." The following table sets forth the range of high and low bid prices on the OTC Bulletin Board of our Class A Common Stock (which we simply renamed "common stock" in 2002) for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                             High (US$)          Low (US$)
                                                       -----------------    ---------------
           2000:
              First Quarter                                       13.38               8.75
              Second Quarter                                      16.60               8.05
              Third Quarter                                       11.25               6.44
              Fourth Quarter                                      19.13               5.38
           2001:
              First Quarter                                       11.66               5.69
              Second Quarter                                      10.20               4.95
              Third Quarter                                        6.05               2.45
              Fourth Quarter                                       8.90               3.75


As of March 31, 2002, there were approximately 200 holders of record of our common stock. We have never paid cash dividends on our common stock and have no present intention to do so.

 Item 6.   Selected Financial Data

In the table below, we provide you with our summary historical financial data. We have prepared this information using our financial statements, for the consolidated years ended December 31, 2001, 2000 and 1999 as well as the period from January 30, 1998 (inception) to December 31, 1998. When you read this summary historical financial data, it is important that you read along with it the historical financial statements and related notes included herein (in thousands, except per share data (US Dollars)):


                                                                                             Period from
                                                                                           January 30, 1998
                                                     Years ended December 31,               (Inception) to
                                           ------------------------------------------
                                             2001            2000              1999       December 31, 1998
                                           -------          ------            -------     ------------------
Statement of Operations Data:
   Revenues                                 $2,219        $    -             $   -             $   -

   Operating expenses:
     Research and development                4,235          3,679              1,046              589
     Sales and marketing                       637          1,184                359              291
     General and administrative              4,298          2,784                984              298
     Litigation settlement                    (650)         1,400                 -                -
     Stcok-based compensation               (3,111)         4,421              1,611            1,493
     Impairment of acquired technology         689             -                  -                -
     Restructuring charge                      221             -                  -                -
                                            --------        -------            -------          -------
          Total operating expenses          (6,319)        (13,468)            (4,000)          (2,671)

  Other income (expense):
     Interest income, net                       93            449                 20                 7
     Loss on investment                       (677)          (101)               (34)                -
                                            --------        --------           --------          -------
  Net loss                                  $(4,684)       $(13,120)           $(4,014)         $(2,664)
                                            --------        --------           --------          -------
                                            --------        --------           --------          -------

 Loss per common share - basic and diluted  $ (0.57)       $ (1.78)            $ (0.71)          $(0.57)
                                            --------        --------           --------           -------
                                            --------        --------           --------           -------

 Weighted average common shares outstanding  8,228           7,383              5,679              4,712
                                            ========        ========           ========           =======


                                                                   December 31,
                                            ---------------------------------------------------------------
                                              2001              2000           1999                 1998
                                            -------            ------         ------               -------
Balance Sheet Data:
  Cash, cash equivalents and
  marketable securities                     $1,733            $11,484          $454                 $119
  Working capital                              271              8,971           258                   74
  Total assets                               3,418             12,304           712                  312
  Total stockholders equity                  1,349              9,614           430                  256


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the Years Ended December 31, 2001 and 2000

Revenue. Revenues consist of engineering services and beta sales related to the Company's products. During 2001, the Company recorded engineering service revenue of US$1.7 million and product sales of US$519,000. No revenues were recorded during the year ended December 31, 2000.

Research and Development. Our research and development expenses increased from US$3.7 million in 2000 to US$4.2 million in 2001. The increase in our research and development expenses is primarily due to increased payroll costs and prototype material expenses as the Company transitioned from a development stage company to an operating company as well as the added cost of the Sistolic business unit that was completed in January 2001 and the engineering support required for the development contract with BarcoNet. We also began a series of commercial tests with our technology and prototype products that led to the development of our Cx1000 and Cx1400 products.

Sales and Marketing. Our sales and marketing expenses decreased from US$1.2 million in 2000 to approximately US$637,000 in 2001 due a shifting if resources from marketing and sales to research and development, and general and administration expenses. As a result of market feedback in 2000, we re-focused our efforts on product development to provide for a technological solution for legacy systems, not just TrueCircuit(R) technology enabled systems; therefore, we reduced advertising, tradeshows and other sales and marketing expenditures.

General and Administrative. Our general and administrative expenses increased from US$2.8 million in 2000 to US$4.3 million in 2001. We reclassified US$1.4 million of the previously reported general and administrative expenses in 2000 of US$4.2 million to reflect litigation settlement expense. The increase in expenses of approximately US$1.5 million can be primarily attributed to: amortization of acquired technology of approximately US$560,000; the recruiting costs of securing upper level management; severance and consulting payments to our former chief executive officer Michael Elliott; and, payments to key upper level management for an entire year (2000 represented only a partial year of payments to upper level management).

Stock-based Compensation. Stock-based compensation expense is a non-cash item that is recognized in association with stock options having exercise prices below estimated fair value. Stock-based compensation expense is calculated as the difference between exercise price and estimated fair market on the date of grant or subsequent measurement date. If the options are subject to variable accounting treatment, then each quarter additional compensation expense, either positive or negative, is recognized based on the fair market value of our common stock in accordance with the provisions of variable stock option accounting. We recognized US$4.4 million in stock-based compensation expense in 2000. In 2001, we recorded a stock compensation benefit of approximately US$3.1 million due to a lower stock price than previous years. Stock-based compensation expense may continue to fluctuate, in material amounts, as the fair market value of our common stock increases or decreases; however, in October 2001, we exchanged all Class B Common Stock options for Class A Common Stock options (this Class A Common Stock was subsequently reclassified as "common stock" in February 2002). As options for the Class B Common Stock had been subject to variable accounting treatment, the effect of this option exchange was to provide a final measurement date for employee options and fix previously expensed consultant. The net effect was to minimize the effect of variable accounting treatment on our stock options.

Interest Income. Our interest income decreased from US$449,000 in 2000 to US$93,000 in 2001. The decrease in interest income was due to lower cash balances than previous years, as well as lower interest rates.

Impairment of Acquired Technology. In June 2001, we decided to explore strategic alternatives for our Silicon Systems business unit. These alternatives included strategic investment by a third party, formation of a joint venture with a third party or the sale of all the assets or a majority interest of the business. We did not record a loss based on the strategic alternatives it is exploring as we believe that the fair value of the assets are in excess of their book value; however, we re-evaluated our investment in acquired technology and wrote-down the value at December 31, 2001 to US$686,000, after the cancellation of a material contract with a large semi-conductor customer in March 2002.

Restructuring   Charge.   During  the  third   quarter  of  2001,   we  recorded
restructuring charges totaling US$221,000, primarily due to severance costs related to a workforce reduction and subsidy costs related to subletting certain excess office space. We implemented the restructuring plan as a result of the completion of a certain third party funded development project and as a prudent cash flow measure in order to improve its overhead cost structure.

The workforce reduction resulted in the involuntary termination of six employees of which four were from our engineering research and development staff and two were from our management and administrative staff. The total charge recognized by us for the involuntary termination was approximately US$93,000.

Loss on Sale. Our loss on sale of securities increased from US$101,000 in 2000 to US$677,000 in 2001. This increase was due to losses recognized from the our sale of shares of Leitch common stock.

For the Years Ended December 31, 2000 and 1999

Research and Development. Our research and development expenses increased from US$1.0 million in 1999 to US$3.7 million in 2000. The increase in our research and development expenses was primarily due to higher expenses for consulting, increases in engineering staff, and an increase in prototype material related to the development of certain proposed products and the technology underlying these products.

Sales and Marketing. Our sales and marketing expenses increased from US$359,000 in 1999 to US$1.2 million in 2000. The increase in our sales and marketing expenses was due to an increase in promotional and marketing expenses primarily relating to our attendance at the 2000 National Association of Broadcasters
(NAB) convention, the addition of new sales and marketing personnel, and increased travel and demonstration expenses.

General and Administrative. Our general and administrative expenses increased from US$984,000 in 1999 to US$4.2 million in 2000. The increase in our general and administrative expenses was primarily due to US$2.2 million of legal fees and settlement costs related to our litigation with Dr. Franklin Felber, a former officer and director of ours. We also incurred higher personnel costs as we added or filled key management and staff positions, including the positions of Chief Executive Officer, Chief Financial Officer and Corporate Controller, along with other general, human resource, information systems and administrative positions. We also incurred higher consulting, legal and financial expenses related to our obligations as a new SEC reporting company and re-establishment of our position on the OTC Bulletin Board.

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

Interest Income. Our interest income increased from US$20,000 in 1999 to US$449,000 in 2000. The increase in interest income was due to significantly higher average cash balances during 2000, which included proceeds from a private placement with Leitch completed in April of 2000 and a private placement with other investors completed in May 2000.

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

At December 31, 2001, we had cash and cash equivalents of US$1,181 million, marketable securities of US$552,000 and net working capital of US$271,000. For the next several years, we expect to make substantial additional expenditures associated with research and development and incur increased costs associated with staffing for management, sales and marketing, manufacturing and operations and administration functions.

Our existing capital resources are insufficient to enable us to continue operations as currently conducted. The cash crisis is very serious. We currently anticipate a negative cash position to occur during June 2002 unless additional cash is received from the sale of our equity securities or from revenue arrangements. Our independent auditors' expressed doubt about our ability to continue as a going concern. However, we are currently seeking additional funding to enable us to continue our activities and to expand our marketing and sales, research and development and manufacturing and operations activities and our infrastructure. In the event we do not receive additional funding, we plan to: 1) further reduce our costs in all areas of our operating plan and focus on selling existing products and services until sufficient capital is raised to support growth and more substantial orders materialize; 2) sell our assets through a merger or acquisition; or, 3) seek protection under bankruptcy.

Cash used for operating activities for the years ended December 31, 2001 and December 31, 2000, totaled US$7.7 million and US$6.3 million, respectively. The relative increase in cash used for operating activities for the years ended December 31, 2001 compared to the prior year, was primarily due to amortization expense related to our acquisition of Metar ADC assets in October 2000 and our restructuring charge of US$221,000. The increase for the year ended December 31, 2001 was partially offset by a decrease in the common stock issued for services.

Cash provided by investing activities for the year ended December 31, 2001 was US$1.4 million compared to a use of cash of US$1.5 million as of December 31, 2000. Cash provided for the year ended December 31, 2001 is primarily a result of the sale of Leitch Technology Corporation stock that we obtained when Leitch invested in us in 2000.

Cash provided by financing activities for the years ended December 31, 2001 and December 31, 2000, totaled US$236,000 and US$14.6 million, respectively. This change was primarily due to the fact that we did not issue any stock for cash in 2001.

At December 31, 2001, we have no material commitments other than our operating leases and our payable to Metar SRL. Our future capital requirements will depend upon many factors, including the timing of research and product development efforts, the expansion of our general and administrative functions and sales and marketing efforts, the development of prototype systems demonstrating our technology and the need to finance the manufacturing of commercial products that we may develop and launch. We expect to continue to expend significant amounts on research and development staffing, infrastructure and computer equipment to support on-going research and development activities.

We are pursuing a number of alternatives to raise additional funds, including borrowings; lease arrangements; collaborative research and development arrangements with technology companies; the licensing of product rights to third parties; or additional public and private financing. There can be no assurance that funds from these sources will be available on favorable terms, or at all. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. Critical Accounting Policies and Estimates.

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to customer revenues, bad debts, inventories, intangible assets, income taxes, restructuring costs and contingencies and litigation. We base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We record revenue from product sales upon shipment, or when delivery requirements and risk of loss passes to the customer, if later. Revenue from services is recorded when earned and no significant acceptance criteria exist. Revenue on engineering design contracts, including technology development agreements, is recognized using the percentage-of-completion method, based on costs incurred to date compared with total estimated costs, subject to acceptance criteria. Billings on uncompleted contracts in excess of incurred cost and accrued profits are classified as deferred revenue. License fees are recognized when delivery requirements have been met, collection is probable and no further obligations exist. Royalty revenue is recorded as earned in accordance with the specific terms of each license agreement when reasonable estimates of such amounts can be made.

Bad Debt

As we had limited product shipment in 2001, we did not maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.

Inventory

We record inventory, which consists primarily of raw materials used in the production of our video gateways and related products, at the lower of cost or market. Cost is determined principally on the average cost method. Provisions for potentially obsolete or slow-moving inventory are made based on our analysis of inventory levels and future sales forecasts.

Acquired Technology Impairment

In assessing the recoverability of our intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. On December 31, 2001, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. We re-evaluated our investment in acquired technology and wrote-down the value at December 31, 2001 to US$686,000, after the cancellation of a material contract with a large semi-conductor customer in March 2002.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in interest rates primarily from our marketable securities and investments in certain available-for-sale securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of interest sensitive financial instruments at December 31, 2001.

Item 8.   Financial Statements

The Company's financial statements at December 31, 2001, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001, 2000, and 1999, are included in this report on pages F-1 through F-8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

The information required by this item will be set forth under the captions "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Compliance" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2002 Annual Meeting of Stockholders (the "Proxy Statement"), which is incorporated by reference herein.

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


Exhibit
Number   Description

2.1               Sale Purchase Agreement among us, Metar ADC and
                  Michael Florea, Dated October 13, 2000. (1)
3.1               Certificate of Incorporation, as amended. (2)
3.1.1* Certificate of Amendment of Certificate of Incorporation, as filed with the Delaware Secretary of State on February 28, 2002.
3.2               Amended and Restated Bylaws. (2)

10.1              Lease Agreement between us and Spieker Properties, dated
                  April 10, 1999. (2).
10.2              Stockholders' Agreement, by and among us, Leitch Technology
                  Corporation, Ronald D. Fellman, Douglas A. Palmer and
                  Michael T. Elliott, dated April 7, 2000. (2)
10.3+             Technology License Agreement between us and Leitch Technology corporation, dated April 10, 2000. (2)
10.4#             Terms of Employment between us and Richard B. Slansky, dated
                  May 5, 2000. (3)
10.5#             Employment Agreement with Michael Florea, dated October 13,
                  2000, as amended by Amendment No. 1 to the Employment
                  Agreement of Michael Florea, dated December 19, 2000. (4)
10.6              Settlement Agreement and Mutual Release among Path 1 Network
                  Technologies Inc., Douglas A. Palmer, Ronald D. Fellman,
                  Linda Palmer, Franklin Felber and Merril Felber dated
                  January 4, 2001. (5)
10.7              Path 1 Network Technologies Inc. 2000 Stock Option/Stock
                  Issuance Plan. (6)
10.8              Form of Notice of Grant under the 2000 Stock Option/Stock
                  Issuance Plan. (6)
10.9              Form of Stock Option Agreement under the 2000 Stock
                  Option/Stock Issuance Plan. (6)
10.10             Employment Separation/Consulting Agreement and General
                  Release between us and Michael Elliott dated April
                  4, 2001. (7)
10.11#            Employment Agreement between us and Frederick A. Cary,
                  dated September 7, 2001. (8)
10.12*            Subscription Agreement between us and Meewui de Kraker, dated
                  October 24, 2001
10.13*            Promissory Note between us and Meewui de Kraker dated,
                  October 24, 2001
10.14*            Stock Pledge Agreement between us and Meewui de Kraker,
                  dated October 24, 2001
10.15*            Technology License Agreement between us and Visionary
                  Solutions dated December 11, 2001.
10.16*            Separation and General Release between us and Alan Remen
                  dated January 8, 2002.
10.17*            Consulting Agreement between us and Alan Remen dated
                  January 8, 2002.
10.18             Common Stock Purchase Agreement between us and DTKA Holdings
                  Limited, dated January 17, 2002. (9)
10.20             Registration Rights Agreement between us and DTKA Holdings
                  Limited, dated January 17, 2002.
10.21*            Path 1 Network Technologies 2001 Employee Stock Purchase Plan.
23.1*             Consent of Ernst & Young LLP.

(1) This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Form 8-K filed with the Commission on October 30, 2000.

(2) This exhibit was filed as a part of, and is hereby incorporated by reference to, our Registration Statement on Form 10 filed with the Securities and Exchange Commission (the "Commission") on May 23, 2000, as amended by Form 10/A filed with Commission on June 19, 2000.

(3) This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the Commission on March 29, 2001.

(4) This exhibit was previously filed as a part of, and is hereby the incorporated by reference to, our Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 29, 2001.

(5) This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Current Report on Form 8-K, filed with the Commission on January 31, 2001.

(6) This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Registration Statement on Form S-8, filed with the Commission on September 21, 2001.

(7) This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the Commission on August 14, 2001.

(8) This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q or the quarter ended September 30, 2001, filed with the Commission on November 13, 2001.

(9) This exhibit was previously filed as a part of, and is hereby incorporated by reference to, Our Current Report on Form 8-K, filed with the Commission on January 29, 2002.

+ Confidential Treatment Requested
# Management Compensation Agreement
* Filed Herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 12, 2002

Path 1 Network Technologies Inc.

By:  /s/ Frederick A. Cary
Frederick A. Cary
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                 Title                       Date

/s/ Frederick A. Cary    President and Chief Executive Officer    April 12, 2002
----------------------   and Director (Principal Executive Officer)
Frederick A. Cary

/s/ Richard B. Slansky   Chief Financial Officer and Secretary    April 12, 2002
----------------------   (Principal Financial Officer and Principal Accounting
Richard B. Slansky        Officer)

/s/ Ronald D. Fellman                   Director                  April 12, 2002
---------------------
Ronald D. Fellman

/s/ Robert L. Packer                    Director                  April 12, 2002
--------------------

/s/ John J. Splavec                     Director                  April 12, 2002
-------------------
John J. Splavec

/s/ James A. Bixby                      Director                  April 12, 2002
------------------
James A. Bixby

Exhibit
Number   Description

2.1 Sale Purchase Agreement among us, Metar ADC and Michael Florea, Dated October 13, 2000. (1).
3.1              Certificate of Incorporation, as amended. (2).
3.1.1* Certificate of Amendment of Certificate of Incorporation, as filed with the Delaware Secretary of State on February 28, 2002.
3.2              Amended and Restated Bylaws. (2).
10.1             Lease Agreement between us and Spieker Properties, dated
                 April 10, 1999. (2).
10.2             Stockholders' Agreement, by and among us, Leitch
                 Technology Corporation, Ronald D. Fellman, Douglas A. Palmer and Michael T. Elliott, dated April 7, 2000. (2).
10.3+ Technology License Agreement between us and Leitch Technology corporation, dated April 10, 2000. (2).
10.4# Terms of Employment between us and Richard B. Slansky, dated May 5, 2000. (3).
10.5#            Employment Agreement with Michael Florea, dated
                 October 13, 2000, as amended by Amendment No. 1 to the Employment Agreement of Michael Florea, dated
                 December 19, 2000. (4).
10.6 Settlement Agreement and Mutual Release among Path 1 Network Technologies Inc., Douglas A.Palmer, Ronald D. Fellman,
                 Linda Palmer, Franklin Felber and Merril Felber dated
                 January 4, 2001.(5).
10.7             Path 1 Network Technologies Inc. 2000 Stock Option/Stock
                 Issuance Plan. (6).
10.8             Form of Notice of Grant under the 2000 Stock Option/Stock
                 Issuance Plan. (6).
10.9 Form of Stock Option Agreement under the 2000 Stock Option/Stock Issuance Plan. (6).
10.10            Employment Separation/Consulting Agreement and General
                 Release between us and Michael Elliottdated April 4, 2001. (7).
10.11# Employment Agreement between us and Frederick A. Cary, dated September 7, 2001. (8).
10.12* Subscription Agreement between us and Meewui de Kraker dated October 24, 2001
10.13*           Promissory Note between us and Meewui de Kraker dated
                 October 24, 2001
10.14* Stock Purchase Agreement between us and Meewui de Kraker dated October 24, 2001
10.15* Technology License Agreement between us and Visionary Solutions dated December 11, 2001.
10.16* Separation and General Release between us and Alan Remen dated January 8, 2002.
10.17*           Consulting Agreement between us and Alan Remen dated
                 January 8, 2002.
10.18 Common Stock Purchase Agreement between us and DTKA Holdings Limited, dated January 17, 2002. (9).


10.19            Registration Rights Agreement between us and DTKA Holdings
                 Limited, dated January 17, 2002.
10.20*           Path 1 Network Technologies 2001 Employee Stock Purchase Plan.
23.1*            Consent of Ernst & Young LLP.

(1) This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Form 8-K filed with the Commission on October 30, 2000.

(2) This exhibit was filed as a part of, and is hereby incorporated by reference to, our Registration Statement on Form 10 filed with the Securities and Exchange Commission (the "Commission") on May 23, 2000, as amended by Form 10/A filed with Commission on June 19, 2000.

(3) This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the Commission on March 29, 2001.

(4) This exhibit was previously filed as a part of, and is hereby the incorporated by reference to, our Annual Report on Form 10K for the year ended December 31, 2000, filed with the Commission on March 29, 2001.

(5) This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Current Report on Form 8-K, filed with the Commission on January 31, 2001.

(6) This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Registration Statement on Form S-8, filed with the Commission on September 21, 2001.

(7) This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the Commission on August 14, 2001.

(8) This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q or the quarter ended September 30, 2001, filed with the Commission on November 13, 2001.

(9) This exhibit was previously filed as a part of, and is hereby incorporated by reference to, Our Current Report on Form 8-K, filed with the Commission on January 29, 2002.

+ Confidential Treatment Requested
# Management Compensation Agreement
* Filed Herewith











--------
1 Traditional telephone networks use "circuit-switching" to meet the needs of real-time audio signals. Circuit switching ensures that a communications signal always has a consistent, fixed point-to-point path, or "channel", from source to destination. Because circuit switching maintains a constant route, it minimizes end-to-end delays and jitter. However, traditional circuit switching is not practical for many of today's Internet uses due to its relatively rigid and inflexible structure.

2 Ethernet (the name commonly used for Institute for Electrical and Electronic Engineering (IEEE) 802.3 CSMA/CD, which is a standard that defines the implementation of an Ethernet network) is the dominant cabling and low-level data delivery technology used in LANs and is also used for MANs and WANs. First developed in the 1970s, it was published as an open standard by DEC, Intel, and Xerox (or DIX) and later described as a formal standard by the IEEE.




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Path 1 Network Technologies Inc.                                            Page

Report of Ernst & Young LLP, Independent Auditors............................F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000.................F-3

Consolidated Statements of Operations for the years ended December 31, 2001,
   2000 and 1999.............................................................F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31,
   2001, 2000 and 1999 ......................................................F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2001,
   2000 and 1999.............................................................F-8

Notes to Consolidated Financial Statements...................................F-9

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Path 1 Network Technologies Inc.

We have audited the accompanying consolidated balance sheets of Path 1 Network Technologies Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Path 1 Network Technologies Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Path 1 Network Technologies Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses, has an accumulated deficit of US$24.5 million and needs to raise additional capital to fund its operations in 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                  /s/ ERNST & YOUNG LLP

San Diego, California
February 15, 2002,
except for Note 13, as to which the date is April 11, 2002



                        Path 1 Network Technologies Inc.
                           Consolidated Balance Sheets

                (in thousands, US dollars, except for share data)
                                                                            December 31,           December 31,
                                                                                2001                   2000
                                                                       ----------------------- ---------------------
ASSETS
Current assets:
       Cash and cash equivalents                                                   $    1,181            $    7,171
       Marketable securities, available for sale                                          552                 4,313
       Accounts receivable                                                                322                    70
       Other current assets                                                               285                   107
                                                                       ----------------------- ---------------------
            Total current assets                                                        2,340                11,661

Property and equipment, net                                                               482                   459
Acquired technology, net                                                                  585                     -
Other assets                                                                               11                   184
                                                                       ----------------------- ---------------------
Total assets                                                                       $    3,418            $   12,304
                                                                       ======================= =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued liabilities                                    $    1,584            $    2,175
       Accrued compensation and benefits                                                  485                   191
       Deferred revenue                                                                     -                   324
                                                                       ----------------------- ---------------------
            Total current liabilities                                                   2,069                 2,690

Commitments and contingencies

Stockholders' equity:

       Preferred stock, $0.001 par value. 10,000,000 shares authorized at December 31, 2001 and 2000, no shares issued and

           outstanding at December 31, 2001 and 2000                                        -                     -

       Common stock, $0.001 par value;
            Class A - 20,000,000 shares authorized; 8,299,126                               8                     8
                 and 8,183,901 shares issued and outstanding at
                 December 31, 2001, and December 31, 2000 respectively
       Additional paid-in capital                                                      26,801                32,295
        otes receivable from stockholders
       N                                                                                  (86)                 (114)
       Deferred compensation                                                             (276)               (3,005)
        ccumulated other comprehensive (loss) income
       A                                                                                 (616)                  228
       Accumulated deficit                                                            (24,482)              (19,798)
                                                                       ----------------------- ---------------------


            Total stockholders' equity                                                  1,349                 9,614
                                                                       ----------------------- ---------------------
                                                                        $               3,418     $          12,304
                                                                       ======================= =====================

        See accompanying notes to the consolidated financial statements.

                                      F-3


                        Path 1 Network Technologies Inc.

                      Consolidated Statements of Operations

              (in thousands, US dollars, except for per share data)
                                                                                         Years Ended
                                                                                         December 31,
                                                                             2001             2000            1999
                                                                       -------------------------------------------------
Revenues:                                                                    $    2,219
                                                                                                       -              -
                                                                       -------------------------------------------------

Operating expenses:
   Engineering research and development                                      $    4,235       $    3,679         $1,046
   Sales and marketing                                                              637            1,184            359
   General and administrative                                                     4,298            2,784            984
   Litigation settlement                                                           (650)           1,400              -
   Stock-based compensation (*)                                                  (3,111)           4,421          1,611
   Impairment of acquired technology                                                689                -              -
   Restructuring charge                                                             221                -              -
                                                                       -------------------------------------------------
          Total operating expenses                                               (6,319)         (13,468)        (4,000)


Interest income, net                                                                 93              449             20
Loss on sale of securities                                                         (677)            (101)           (34)
                                                                       -------------------------------------------------
Net loss                                                                     $   (4,684)     $   (13,120)      $ (4,014)
                                                                       =================================================

Loss per common share - basic and diluted                                    $    (0.57)      $    (1.78)      $  (0.71)
                                                                       =================================================

Weighted average common shares outstanding - basic and diluted                    8,228            7,383          5,679
                                                                       =================================================



   (*) The following table shows how the Company's stock-based compensation would be allocated to the respective department expense line items:
          Research and development                                          $   (1,308)       $    1,251           $302
          Sales and marketing                                                     (554)              485              -
          General and administrative                                            (1,249)            2,685          1,309
                                                                       -------------------------------------------------

                                                                            $   (3,111)       $    4,421        $ 1,611
                                                                       =================================================

        See accompanying notes to the consolidated financial statements.

                                      F-4


                        Path 1 Network Technologies Inc.

                 Consolidated Statements of Stockholders' Equity

              (in thousands, US dollars, except for per share data)
              For the years ended December 31, 2001, 2000 and 1999


                                                  Series A Convertible              Common Stock              Additional
                                                    Preferred Stock                    Class A                 Paid-in
                                              ----------------------------- ------------------------------
                                                  Shares          Amount        Shares          Amount          Capital
                                              --------------  ------------- --------------  -------------- -----------------

Balance at December 31, 1998                            1        $    -          5,264          $     5        $  3,604

Issuance of common stock at $4.00 per share
   for cash, net of issuance costs of $82               -             -            420                1           1,595
Issuance of common stock at $8.00 per share
   for cash, net of issuance costs of $52               -             -            127                -             962
Conversion of Series A preferred stock into
   common stock                                        (1)            -            277                -               -
Issuance of stock options to consultants
   for services                                         -             -              -                -             311
Deferred compensation related to employee
   stock options                                        -             -              -                -           3,791
Amortization of deferred compensation                   -             -              -                -               -
Comprehensive loss:
Net loss for the year ended December 31,
   1999                                                 -             -              -                -               -
Reversal of unrealized loss on investment
   in Jyra Research, Inc.                               -             -              -                -               -
Net comprehensive loss                                  -             -              -                -               -
============================================  --------------  ------------- --------------  -------------- -----------------
Balance at December 31, 1999                    $       -        $    -      $   6,088        $       6       $  10,263
============================================  ==============  ============= ==============  ============== =================


                        Path 1 Network Technologies Inc.

                 Consolidated Statements of Stockholders' Equity

              (in thousands, US dollars, except for per share data)
              For the years ended December 31, 2001, 2000 and 1999


                                                   Notes        Accumulated
                                                Receivable     Comprehensive                                       Total
                                                   from           Income          Deferred      Accumulated    Stockholders
                                               Stockholders       (Loss)        Compensation      Deficit         Equity
                                              ---------------  --------------  --------------  -------------  ---------------

Balance at December 31, 1998                   $        -            (19)          $  (670)        $ (2,664)       $    256

Issuance of common stock at $4.00 per share
   for cash, net of issuance costs of $82               -              -                 -                -           1,596
Issuance of common stock at $8.00 per share
   for cash, net of issuance costs of $52               -              -                 -                -             962
Conversion of Series A preferred stock into
   common stock                                         -              -                 -                -               -
Issuance of stock options to consultants
   for services                                         -              -                 -                -             311
Deferred compensation related to employee
   stock options                                        -              -            (3,791)               -               -
Amortization of deferred compensation                   -              -             1,300                -           1,300
Comprehensive loss:
Net loss for the year ended December 31,
   1999                                                 -              -                 -           (4,014)         (4,014)
Reversal of unrealized loss on investment
   in Jyra Research, Inc.                               -             19                 -                -              19
Net comprehensive loss                                  -              -                 -                -          (3,995)
============================================  ---------------  --------------  --------------  -------------   --------------
Balance at December 31, 1999                    $       -         $    -         $  (3,161)     $    (6,678)     $      430
============================================  ===============  ==============  ==============  =============   ==============

        See accompanying notes to the consolidated financial statements.

                                      F-5 (continued)



                                                         Series A Convertible              Common Stock             Additional
                                                           Preferred Stock                   Class A                  Paid-in
                                                     ----------------------------- -----------------------------
                                                        Shares         Amount         Shares          Amount          Capital
                                                     -------------- -------------- --------------  -------------  ----------------

Issuance of common stock at $8.00 per share
   for cash, net of issuance costs of $379                    -               -             600              1             4,421
Issuance of common stock at $8.00 per share
   for $10,120 in cash and 200,000 shares
   of Leitch common stock valued at $3.1
   million, net of issuance costs of $100                     -               -           1,286              1            13,221
Exercise of options to purchase common stock
   for cash                                                   -               -              20              -                12
Exercise of options to purchase common stock
   in exchange for shareholder notes                          -               -             190              -               114
Issuance of stock options to consultants
   for services                                               -               -               -              -             2,202
Deferred compensation related to employee
   stock options                                              -               -               -              -             2,062
Amortization of deferred compensation                         -               -               -              -                 -
Comprehensive loss:
Net loss for the year ended December 31,
   2000                                                       -               -               -              -                 -
Unrealized gain on marketable securities                      -               -               -              -                 -
Net comprehensive loss                                        -               -               -              -                 -
===================================================  -------------- -------------- --------------  -------------  ----------------
Balance at December 31, 2000                                  -       $       -       $   8,184        $     8        $   32,295
===================================================  ============== ============== ==============  =============  ================

        See accompanying notes to the consolidated financial statements.

                        Path 1 Network Technologies Inc.

                 Consolidated Statements of Stockholders' Equity

              (in thousands, US dollars, except for per share data)
              For the years ended December 31, 2001, 2000 and 1999


                                                   Notes        Accumulated
                                                Receivable     Comprehensive                                       Total
                                                   from           Income          Deferred      Accumulated    Stockholders
                                               Stockholders       (Loss)        Compensation      Deficit         Equity
                                              ---------------  --------------  --------------  -------------  ---------------

Issuance of common stock at $8.00 per share
   for cash, net of issuance costs of $379              -              -                 -                -           4,422
Issuance of common stock at $8.00 per share
   for $10,120 in cash and 200,000 shares
   of Leitch common stock valued at $3.1
   million, net of issuance costs of $100               -              -                 -                 -         13,222
Exercise of options to purchase common stock
   for cash                                             -              -                 -                 -             12
Exercise of options to purchase common stock
   in exchange for shareholder notes                 (114)             -                 -                 -              -
Issuance of stock options to consultants
   for services                                         -              -                 -                 -          2,202
Deferred compensation related to employee
   stock options                                        -              -            (2,062)                -              -
Amortization of deferred compensation                   -              -             2,218                 -          2,218
Comprehensive loss:
Net loss for the year ended December 31,
   2000                                                 -              -                 -           (13,120)       (13,120)
Unrealized gain on marketable securities                -            228                 -                 -            228
Net comprehensive loss                                  -              -                 -                 -        (12,892)
============================================  ---------------  --------------  --------------  -------------   --------------
Balance at December 31, 2000                         (114)       $   228           $(3,005)      $   (19,798)       $ 9,614
============================================  ===============  ==============  ==============  =============   ==============

        See accompanying notes to the consolidated financial statements.

                                      F-6 (continued)


                        Path 1 Network Technologies Inc.

                 Consolidated Statements of Stockholders' Equity

              (in thousands, US dollars, except for per share data)
              For the years ended December 31, 2001, 2000 and 1999




                                                         Series A Convertible              Common Stock              Additional
                                                           Preferred Stock                   Class A                  Paid-in
                                                     ----------------------------- -----------------------------
                                                        Shares         Amount         Shares          Amount          Capital
                                                     -------------- -------------- --------------  -------------  -----------------

Exercise of options to purchase common stock
   for cash                                                                                  50                                65
Repayment of Stockholder loans
Exercise of options to purchase common stock
   in exchange for stockholder notes                                                         66                               143
Issuance of stock options to consultants
   for services                                                                               -                              (774)
Deferred compensation related to employee
   stock options                                                                                                           (5,235)
Amortization of deferred compensation                                                                                           -
Modification of employee stock options                                                                                        169
Issuance of warrants to consultants                                                                                           138
Comprehensive loss:
Net loss for the year ended December 31,
   2001
Unrealized loss on marketable securities

Net comprehensive loss
===================================================  -------------- -------------- --------------  -------------  -----------------
     Balance at December 31, 2001                               -      $        -         8,300       $      8        $    26,801
===================================================  ============== ============== ==============  =============  =================

        See accompanying notes to the consolidated financial statements.

                                      F-7

                        Path 1 Network Technologies Inc.

                 Consolidated Statements of Stockholders' Equity

              (in thousands, US dollars, except for per share data)
              For the years ended December 31, 2001, 2000 and 1999


                                                   Notes        Accumulated
                                                Receivable     Comprehensive                                       Total
                                                   from           Income          Deferred      Accumulated    Stockholders
                                               Stockholders       (Loss)        Compensation      Deficit         Equity
                                              ---------------  --------------  --------------  -------------  ---------------

Exercise of options to purchase common stock
   for cash                                                                                                              65
Repayment of Stockholder loans                        171                                                               171
Exercise of options to purchase common stock
   in exchange for stockholder notes                 (143)                                                                -
Issuance of stock options to consultants
   for services                                                                                                        (774)
Deferred compensation related to employee
   stock options                                                                     5,235                                -
Amortization of deferred compensation                                               (2,506)                          (2,506)
Modification of employee stock options                                                                                  169
Issuance of warrants to consultants                                                                                     138
Comprehensive loss:
Net loss for the year ended December 31,
   2001                                                                                            (4,684)           (4,684)
Unrealized loss on marketable securities                                                                               (844)

Net comprehensive loss                                                                                               (5,528)
============================================  ---------------  --------------  --------------  -------------   --------------
     Balance at December 31, 2001               $     (86)      $   (616)        $    (276)     $ (24,482)           $1,349
============================================  ===============  ==============  ==============  =============   ==============

        See accompanying notes to the consolidated financial statements.

                                      F-7 (continued)




                        Path 1 Network Technologies Inc.

                      Consolidated Statements of Cash Flows

              (in thousands, US dollars, except for per share data)


                                                                                   Years ended December 31,
                                                                           2001             2000              1999
                                                                      ---------------  ---------------  -----------------
Cash flows from operating activities:
   Net loss                                                             $  (4,684)      $  (13,120)        $  (4,014)
   Adjustments to reconcile net loss to net cash
        used in operating activities:
      Depreciation and amortization                                           920              143                12
      Impairment of acquired technology                                       689
      Amortization of deferred compensation                                (3,111)           2,218             1,300
      Warrants issued for recruiting services                                 138                -
      Common stock issued for services                                         -             2,202               311
      Restructuring charge                                                    221
      Loss on investment                                                        5              101                34
   Changes in assets and liabilities:
      Accounts Receivable                                                    (252)
      Other current assets                                                   (178)             (91)              (76)
      Other assets                                                            168             (172)                -
       Accounts payable and accrued liabilities                            (1,547)           1,893               227
      Accrued compensation and benefits                                       294              191                 -
      Deferred revenue                                                       (324)             324                 -
                                                                      ---------------  ---------------  -----------------
             Cash used in operating activities                             (7,661)          (6,311)           (2,206)
Cash flows from investing activities:
   Purchase of marketable securities                                            -         (209,668)                -
   Sale of marketable securities                                            2,917          208,679
   Purchase of Metar ADC assets                                            (1,099)               -
   Purchases of property and equipment                                       (383)            (543)              (17)
                                                                      ---------------  ---------------  -----------------
             Cash provided by (used in) investing activities                1,435           (1,532)              (17)
Cash flows from financing activities:
   Issuance of common stock for options exercised, net                         65               12                 -
   Cash from extinguishment of stockholder notes                              171                -
   Issuance of common stock for cash, net                                       -           14,548             2,558
                                                                      ---------------  ---------------  -----------------
             Cash provided by financing activities                            236           14,560             2,558

Increase (decrease) in cash and cash equivalents                           (5,990)           4,515                24

Cash and cash equivalents, beginning of period                              7,171              454               119
                                                                      ---------------  ---------------  -----------------
Cash and cash equivalents, end of period                               $    1,181        $   7,171               454
                                                                      ===============  ===============  =================
Supplemental cash flow disclosures:
   Issuance of common stock for marketable securities                  $        -        $   3,096          $      -
                                                                      ===============  ===============  =================
   Unrealized gain/(loss) in marketable securities                     $     (844)       $     228          $      -
                                                                      ===============  ===============  =================
   Exercise of stock options for stockholder notes                     $      143        $     114          $      -
                                                                      ===============  ===============  =================


        See accompanying notes to the consolidated financial statements.

                                      F-8

                        Path 1 Network Technologies Inc.

                   Notes to Consolidated Financial Statements

                        Path 1 Network Technologies Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2001


1.   Organization and Summary of Significant Accounting Policies

Organization and Business Activity

Path 1 Network Technologies Inc. (the Company) was incorporated in Delaware on January 30, 1998 under the name Millennium Network Technologies, Inc. On March 16, 1998, the Company changed its name to Path 1 Network Technologies Inc.

The Company is engaged in the development of proprietary, internet protocol ("IP") and Ethernet-based network technology which will manage and alleviate network traffic congestion, enabling simultaneous, real-time data, telephone and video transmissions over an IP/Ethernet network with improved quality of service. During 2001, the Company emerged from the development stage.

Principles of Consolidation

The  Company's   consolidated  financial  statements  include  its  wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation

In the period from January 30, 1998 (inception) through December 31, 2001, the Company incurred losses totaling US$24.5 million. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting business. Management does not believe that the Company's existing capital resources will enable the Company to fund operations for the next twelve months. Management's plans are to reduce costs in all areas of its operating plan until sufficient capital is raised to support growth and more substantial orders materialize; however, even with its cost reduction plan, the Company needs to raise additional funding to continue as a going concern. In the event the Company does not receive additional funding, the Company plans to: 1)
further reduce costs and focus on selling existing products and services; 2) sell the Company's assets through a merger or acquisition; or, 3) seek protection under bankruptcy. Without additional financing, the Company will be required to further delay, reduce the scope of, or eliminate one or more of its research and development projects and significantly reduce its expenditures on product deployment, and may not be able to continue as a going concern.

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

Fair Value of Financial Instruments

The carrying value of cash, cash equivalents, marketable investments, inventory, accounts payable, and accrued liabilities approximates their fair value.

Property and Equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets, ranging from two to five years, using the straight-line method.

Long Lived Assets

In accordance with Statement of Financial Accounting standard No. 121, the Company reviews the carrying value on long-lived assets for evidence of impairment through comparison of undiscounted cash flows generated from those assets to the related carrying amounts of the assets. During the year ended
December 31, 2001, the company recorded an impairment charge of US$689,000 related to the acquired technology in the Metar acquisition.

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

Revenue Recognition

Revenue from platform and prototype (hardware and software) product sales is recorded upon shipment, or when delivery requirements and risk of loss passes to the customer, if later. Revenue from services is recorded when earned and no significant acceptance criteria exist. Revenue on engineering design contracts, including technology development agreements, is recognized using the percentage-of-completion method, based on costs incurred to date compared with total estimated costs, subject to acceptance criteria. Billings on uncompleted contracts in excess of incurred cost and accrued profits are classified as deferred revenue. License fees are recognized when delivery requirements have been met, collection is probable and no further obligations exist. Royalty revenue is recorded as earned in accordance with the specific terms of each license agreement when reasonable estimates of such amounts can be made.

Research and Development Expenses

Research and development expenditures are charged to expense as incurred. The Company expenses amounts paid to obtain patents or acquire licenses, as the ultimate recoverability of the amounts paid is uncertain.

Advertising Expense

Advertising expenditures are charged to expense as incurred. The Company expensed US$43,000, US$219,000, and US$57,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

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

In March 2000, the Financial Accounting Standards Board, (FASB), released FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, and interpretation of APB Opinion No. 25," (FIN 44) which provides clarification of APB 25 for certain issues such as the determination of who is an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. We believe that our practices are in conformity with this guidance and therefore FIN 44 had no impact on our financial statements.

The Company accounts for equity instruments issued to non-employees using the fair value method in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Equity instruments issued to non-employees that are fully vested and non-forfeitable are measured at fair value at the issuance date and expensed in the period over which the benefit is expected to be received. Equity instruments issued to non-employees which are either unvested or forfeitable, for which counter-party performance is required for the equity instrument to be earned, are measured initially at the fair value and subsequently adjusted for changes in fair value until the earlier of: 1) the date at which a commitment for performance by the counter-party to earn the equity instrument is reached; or,
2) the date on which the counter-party's performance is complete.

Net Loss per Share

Basic and diluted net loss per share has been computed in accordance with SFAS No. 128, Earnings Per Share, using the weighted-average number of shares of common stock outstanding during the period including any dilutive common stock equivalents. Common stock equivalents for the twelve months ended December 31, 2001 and 2000 consisting of options outstanding to purchase approximately 4,275,000 and 3,355,000 shares of common stock, respectively, were not included in the calculation of diluted earnings per share because of the anti-dilutive effect.

Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, common shares, if any, issued in each of the periods presented for nominal consideration would be included in the per share calculations as if they were outstanding for all periods presented. No such shares have been issued.

New Accounting Standards

In June 2001, FASB issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. Management re-evaluated its investment in acquired technology and wrote-down the value at December 31, 2001 to US$686,000.

In October 2000, FASB issued Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 establishes a single model to account for impairment of assets to be held or disposed, incorporating guidelines for accounting and disclosure of discontinued operations. FAS 144 is effective for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. Management believes the impact on the financial statements of the Company will be immaterial.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to current year presentation.

2. Metar Acquisition

In October 2001, the Company agreed to purchase the assets of Metar ADC, a Bucharest, Romania-based integrated circuit design company from Metar SRL. In February 2001, the Company concluded the purchase of assets of Metar ADC. Under the terms of the purchase agreement, the Company is to pay US$2 million in cash for the assets of Metar ADC. The first US$1 million was paid in February 2001. The second US$1 million is payable over a three-year period on the anniversary date of technology acceptance as follows: US$150,000 in year one, US$250,000 in year two and US$600,000 in year three. In October 2001, the Company paid the scheduled payment of US$150,000. As of December 31, 2001, the Company had accrued the present value of the future payments of US$686,000 as acquisition payable.

3. Restructuring Charges

During the year ended December 31, 2001, the Company recorded restructuring charges totaling US$221,000, primarily due to severance costs related to a workforce reduction and subsidy costs related to subletting certain excess office space. The Company implemented the restructuring plan as a result of the completion of a certain third party funded development project and as a prudent cash flow measure in order to improve its overhead cost structure.

The workforce reduction resulted in the involuntary termination of six employees, of which four were from the Company's engineering research and development staff and two were from the Company's management and administrative staff. The total charge recognized by the Company for the involuntary termination was approximately US$93,000, of which approximately US$81,000 had been paid prior to the end of the year.

In conjunction with the workforce reduction, the Company reduced its operating overhead by consolidating its office space. The Company has sublet most of the vacated office space on a month-to-month basis at rates lower than its cost and is currently seeking to sublet the remaining vacated office space. The Company is doubtful that it will be able to sublet the space for the remaining term of the lease or sublet the remaining unoccupied space, accordingly it has accrued the cost to exit the leases. The total amount accrued as of December 31, 2001 is approximately US$83,000.

4.   Composition of Certain Balance Sheet Captions

                                                             December 31,
                                                        2001              2000
                                                 --------------------------------------
                                                      (in thousands, US dollars)
Other current assets:
    Prepaid expenses and other                            $   133             $  107
    Receivable from escrow                                    152                  -
                                                 --------------------------------------
                                                          $   285             $  107
                                                 ======================================

                                                             December 31,
                                                        2001              2000
                                                 --------------------------------------
                                                      (in thousands, US dollars)
Property and equipment:
    Computer equipment                                    $   602             $  441
    Test equipment                                            357                146
    Furniture and fixtures                                     57                 46
                                                 --------------------------------------
                                                            1,016                633
    Less accumulated depreciation                            (534)              (174)
                                                 --------------------------------------
                                                          $   482             $  459
                                                 ======================================

Depreciation expense for the Company's Property and Equipment total US$360,000, US$143,000 and US$12,000 for the years ended December 31, 2001, 2000 and 1999.

                                                              December 31,
                                                        2001               2000
                                                 ----------------------------------------
                                                       (in thousands, US dollars)
Accounts payable and other accrued liabilities:
    Accounts payable                                         $122                 $564
    Reserve for litigation                                    446                1,400
    Acquisition payable                                       686                    -
    Other                                                     330                  211
                                                 ----------------------------------------
                                                           $1,584               $2,175
                                                 ========================================

                                      F-15

5.   Marketable Securities

Marketable securities available for sale consist primarily of corporate stock and corporate debt securities. The costs and estimated fair market value as of December 31, 2001 are as follows (in thousands, US dollars):

                                                                   Gross            Gross         Estimated
                                           Amortized            Unrealized       Unrealized         Fair
                                              Cost                 Gains           Losses           Value
                                   -----------------------------------------------------------------------------
Short-term investments available for sale:
Equity securities                              1,168                                  616             552
                                   -----------------------------------------------------------------------------
                                           $   1,168                $   0         $   616         $   552
                                   =============================================================================

As of December 31, 2001, the Company had investments in equity securities and corporate debt securities of approximately US$552,000 available for sale. The Company uses the specific identification method in determining cost on these investments. For the year ended December 31, 2001 the Company had gross realized gains and losses from the sale of securities of US$696,000 and US$19,000, respectively. For the year ended December 31, 2000 the Company had no gross realized gains or losses from the sale of securities. In January 2002, the Company sold its equity securities for a net loss of US$586,000.


2000                                                           Gross            Gross         Estimated
                                           Amortized        Unrealized       Unrealized         Fair
                                              Cost             Gains            Losses          Value
                                   -----------------------------------------------------------------------------
Cash                                             490                    -               -             490
Commercial paper                               6,646                   11               -           6,657
Money market fund                                 24                    -               -              24
                                   -----------------------------------------------------------------------------
                                              $7,160                  $11              $0          $7,171
                                   =============================================================================


                                                               Gross            Gross         Estimated
                                           Amortized        Unrealized       Unrealized         Fair
                                              Cost             Gains            Losses          Value
                                   -----------------------------------------------------------------------------
Short-term investments available for sale:
Corporate debt securities                        996                    -               -             996
Equity securities                              3,100                  217               -           3,317
                                   -----------------------------------------------------------------------------
                                              $4,096                 $217               -          $4,313
                                   =============================================================================


6.   Commitments

The Company leases its office facilities and certain office equipment under operating lease agreements that expire at various times through June 2003. The leases are payable in monthly installments of approximately US$15,000, subject to annual rate increases. Rent expense totaled US$288,000 for the year ended December 31, 2001, US$124,000 for the year ended December 31, 2000 and US$126,000 for the year ended December 31, 1999.

Annual future minimum lease obligations for operating leases as of December 31, 2001 are as follows (in thousands, US dollars):

                  Year Ended December 31,                         Amount
                  ----------------------                      ----------------
                  2002                                               79
                  2003                                                4
                                                              ----------------
                                                                    $83
                                                              ================


7.   Stockholders' Equity

On April 13, 1999, the Company amended its Certificate of Incorporation to authorize 10,000,000 shares of Class B Common Stock with a par value of US$0.001 per share, and reclassify the Company's existing common stock as Class A Common Stock.

In October 2001, the Company effected its "option revision program" pursuant to which all outstanding options to purchase Class B Common Stock were surrendered at the election of the holders in exchange for new options to purchase shares of Class A Common Stock under the 2000 Stock Option/Stock Issuance Plan which new options have identical material provisions (e.g. exercise price and vesting schedule) to the surrendered Class B Common Stock options.

Convertible Preferred Stock

On December 7, 1999, Jyra Research, Inc. converted ten shares of the Company's Series A Preferred Stock, which was authorized on March 15, 1998 by the Company's Board of Directors, into 277,018 shares of the Company's Class A Common Stock. In April 2000, the Company amended its Certificate of Incorporation to eliminate all reference to the Preferred Stock. As of December 31, 2000 and December 31, 2001 there were no authorized shares of preferred stock.

Private Placement Offerings

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

In November 2001, the Company entered into a private equity financing agreement with R&S Invest/Meeuwi de Kraker for the purchase of 700,000 shares of Class A Common Stock for US$5.00 per share. For each share purchased, the Company agreed to also issue this investor a warrant to purchase one share of Class A Common Stock for US$5.00 per share, exercisable over two years. Payments to us under the terms of the financing agreement were scheduled in five (5) equal monthly installments of US$500,000 (with the first installment due and payable on November 26, 2001) with a final US$1 million payment due on April 15, 2002. The payment obligation was evidenced by a promissory note, with the Class A Common Stock and warrants to serve as collateral for the promissory note upon their issuance to the investor. Notwithstanding the above, no shares of Class A Common Stock, or warrants to purchase such shares, have been issued to this investor because the investor has failed to honor the terms of the promissory note and has failed to remit any of the payments due to the Company. The Company is currently in a payment dispute with this investor.

Warrants

In September 2001, the Company granted warrants to purchase 27,000 shares of Class A Common Stock at a strike price of $US3.91 per share to an executive placement agency for fees relating to the procurement of our president and CEO, Frederick A. Cary. In connection with the issuance of the warrants, the Company recorded general and administrative expenses of US$138,000 based on the fair value of the warrants as determined by the Black-Scholes pricing model.

1999 Stock Option/Stock Issuance Plan

On August 3, 1999, the Company adopted the 1999 Stock Option/Stock Issuance Plan (the "1999 Plan") that provides for the grant of incentive and non-statutory stock options for the purchase of Class B Common Stock to employees, directors or consultants of the Company. The 1999 Plan, as amended, authorizes the Company to issue up to 3,500,000 shares of Class B common stock. The 1999 Plan provides that incentive stock options will be granted at no less than the fair value of the Company's Class B common stock as determined by the Board of Directors at the date of the grant. The options generally vest and become exercisable either immediately or over one to four years. Generally, any unvested shares underlying unexercised options will be canceled in the event of termination of employment or engagement. Options expire no more than ten years after the date of grant, or earlier if the employment terminates or as determined by the Board of Directors.

In October 2001, the Company effected its "option exchange program" pursuant to which all outstanding options to purchase Class B Common Stock were surrendered at the election of the holders in exchange for new options to purchase shares of Class A Common Stock under the 2000 Stock Option/Stock Issuance Plan, thus effectively eliminating the 1999 Stock Option/Stock Issuance Plan.

2000 Stock Option/Stock Issuance Plan

Prior to the adoption of the 1999 Plan and outside of any existing stock option plan, the Company granted non-statutory stock options for the purchase of Class A Common Stock to employees, directors or consultants of the Company. On August 21, 2000, the Company adopted the 2000 Stock Option/Stock Issuance Plan (the "2000 Plan") that provides for the grant of incentive and non-statutory stock options for the purchase of Class A Common Stock to employees, directors or consultants of the Company. The 2000 Plan, as approved by the Board, authorizes the Company to issue up to 4,260,000 shares of Class A Common Stock (now known as "Common Stock"). The options generally vest and become exercisable either immediately or over one to four years. Options expire no more than ten years after the date of grant, or earlier if the employment terminates or as determined by the Board of Directors.

The following table summarizes all options outstanding and exercisable as of December 31, 2001 (in thousands, US dollars, except year and per share data):

                                  Weighted
                                  average        Weighted                        Weighted
                                 remaining       average                          average
  Exercise       Number         contractual      exercise       Options         exercise of
    price      outstanding      life (years)      price       exercisable       exercisable
----------------------------------------------------------------------------------------------

    $0.60                561        3.58               $0.60            534        $0.60
    $2.00                267        5.06               $2.00            175        $2.00
    $2.50                  6        3.75               $2.50              5        $2.50
    $3.91                650        6.75               $3.91             41        $3.91
    $4.00                  1        4.33               $4.00              1        $4.00
    $4.35              2,385        5.45               $4.35          1,418        $4.35
    $5.48                200        6.92               $5.48              4        $5.48
    $6.09                 60        6.92               $6.09              1        $6.09
    $8.00                 46        5.32               $8.00             29        $8.00
   $10.00                 99        5.89              $10.00             83       $10.00
----------------------------------------------------------------------------------------------

                       4,275        5.47               $3.89          2,291        $3.54
==============================================================================================

The following stock option activity includes the 1999 Plan and 2000 Plan as well as 626,074 options issued outside of the Plans. All stock option transactions are summarized as follows (in thousands, US dollars, except per share data):

                                        Class A       Weighted        Class B        Weighted
                                         Stock         Average         Stock         Average
                                        Option        Exercise         Option        Exercise
                                        Shares          Price          Shares         Price
                                    -------------------------------------------------------------
Balance at January 1, 1999                      802          $0.66     $      -         $     -
Granted                                         128           1.70          495            2.33
Exercised                                         -              -            -               -
Cancelled                                       (39)          2.00         (169)           2.00
                                    -------------------------------------------------------------
Balance at December 31, 1999                    891           0.75          326            2.51
Granted                                          51           8.00        2,546            4.35
Exercised                                      (210)          0.60            -               -
Cancelled                                         -              -         (249)           4.35
                                    -------------------------------------------------------------
Balance at December 31, 2000                    732           1.25        2,623            4.12
Granted                                         910           3.91          661            4.35
Exercised                                      (106)          0.60          (10)           4.33
Cancelled                                       (22)          0.60         (513)           4.35
Converted to A shares                         2,761           4.35       (2,761)           4.35
                                    -------------------------------------------------------------
Balance at December 31, 2001                  4,275          $3.89            -        $      -
                                    =============================================================

Exercisable at December 31, 2001              2,291          $3.54            -        $      -
                                    =============================================================

Stock Based Compensation

During the twelve months ended December 31, 2001, the Company granted approximately 1,571,000 stock options to employees and consultants with vesting periods ranging from immediate to four years. The options were for the purchase of 661,000 shares of Class B Common Stock at an exercise price of US$4.35 and 910,000 shares of Class A Common Stock granted with an exercise price equal to the fair value at the date of grant. In October 2001, all options to purchase shares of Class B Common Stock were exchanged for options to purchase the corresponding amount of shares of Class A Common Stock. The conversion of the Class B common stock options to Class A common stock options caused the final measurement date for all Class B options issued to employees and all Class B vested options issued to consultants. During the year ended December 31, 2001, the Company recaptured previously recorded stock-based compensation expense of approximately US$3.1 million related to the final measurement of Class B options and previously recorded deferred compensation associated with Class A options outstanding to employees and consultants.

The Company has adopted the disclosure-only provision of SFAS No. 123, Accounting for Stock Based Compensation. Accordingly, no compensation expense has been recognized for the stock options issued to employees or directors in accordance with SFAS No. 123. If compensation expense had been determined consistent with SFAS No. 123, as compared to the intrinsic method in accordance with APB 25, the Company's net loss would have been changed to the following pro forma amounts (in thousands, US dollars except per share data):

                                          2001           2000          1999
                                   ---------------------------------------------
Net loss; as reported                 $ (4,684)     $(13,120)       ($4,014)
Net loss; pro forma                     (6,310)      (16,907)       ($4,147)


Net loss per share; as reported          (0.57)        (1.78)         (0.71)

Net loss per share; pro forma            (0.77)        (2.29)         (0.73)

The effects are not likely to be representative of the effects on pro forma net income or loss in future years.

The fair value of options granted in 2001, 2000 and 1999 are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected life of three to four years; expected dividend yield of zero percent; expected volatility of 86.1 percent, 100 percent and 100 percent for 2001, 2000 and 1999 respectively; and risk-free interest rate of six percent for 2001, 2000 and 1999.

Common Shares Reserved for Future Issuance

At December 31, 2001, common shares reserved for future issuance under the 2000 Plan and non-Plan outstanding stock options consist of the following (in thousands):

                                                         2001           2000
                                                 -------------------------------
Stock options issued and outstanding                      4,275          3,355
Shares reserved for future issuance                         600          1,157
Common stock warrants                                        27              -
                                                 -------------------------------
Total reserved                                            4,902          4,512
                                                 ===============================

8.   Income Taxes

Significant components of the Company's deferred tax assets are shown below. A valuation allowance of approximately US$9,348,000 has been recognized at December 31, 2001 to offset the deferred tax assets as realization of such assets is uncertain (in thousands, US dollars):

                                                        2001           2000
                                                 -------------------------------
Deferred Tax Assets:
      Net operating loss carryforwards                    $7,922         $5,360
      Research and development credits carryforwards         953            591
      Deferred compensation                                  393          1,889
      Other, net                                              80             43
                                                 -------------------------------
Total Deferred tax assets                                  9,348          7,883
Valuation allowance                                       (9,348)        (7,883)
                                                 -------------------------------
Net deferred tax assets                                   $    -         $    -
                                                 ===============================


At December 31, 2001, the Company has federal and California net operating loss carryforwards of approximately US$19,000,000 and US$16,500,000, respectively. The federal and California tax loss carryforwards will begin expiring in 2019 and 2007, respectively, unless previously utilized. The Company also had federal and California research tax credit carryforwards of approximately US$645,000 and US$465,000, respectively, which will begin to expire in 2019 unless previously utilized.

Pursuant to Internal Revenue Code Sections 382 and 383, the annual use of the Company's net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50%, which occurs within a three year period.

9.   Legal Proceedings

On September 20, 1999, the Company filed a complaint against certain stockholders and their affiliates for breach of oral contract, professional negligence, breach of fiduciary duty, constructive trust, breach of the covenant of good faith and fair dealing and unfair business practice, primarily in connection with the allocation of founders stock of the Company. On November 29, 1999, Franklin Felber, a former officer and director of the Company, who was a defendant in the September 20, 1999 complaint, filed a cross-complaint against the Company, certain of the Company's directors and Jyra Research, Inc. alleging fraud, breach of fiduciary duty, breach of the covenant of good faith and fair dealing, and misrepresentation in connection with the exercise by Jyra's assignees of Jyra's arrangement to purchase from him for US$4.00 per share, 30,000 shares of our Class A Common Stock in February 1999 and 225,640 shares of the Company's Class A Common Stock in July 1999. In April 2000, this complaint and all counterclaims arising out of it were settled as to all parties other than Mr. Felber. Other than with respect to Mr. Felber, the parties released the original complaint and all counterclaims against each other and certain directors of Path 1.

Under a Settlement Agreement and Mutual Release dated January 4, 2001, the Company settled the lawsuits and signed a mutual general release with Mr. Felber. Each party agreed that the settlement was not to be construed as an admission of any liability or wrongdoing by anyone. Pursuant to this Settlement Agreement and Mutual Release, the Company paid Mr. Felber US$300,000 and placed in escrow an additional US$200,000 as well as 400,000 shares of Common Stock. On January 10, 2002, Mr. Felber received from escrow 100,000 shares of Common Stock and US$55,000, since for the thirty (30) trading days immediately preceding January 10, 2002, the average closing price ("ACP") of the Company's Common Stock was between US$4.00 per share and US$5.99 per share. Approximately US$145,000 of the cash and 300,000 shares of Common Stock were returned to Path
1. The Company recorded a reserve for settlement costs of US$1.4 million at December 31, 2000 and reversed US$650,000 of the reserve at December 31, 2001 based on the finalization of the payments during 2002.

10. Employee Benefits

In November 2000, the Company adopted a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code. Employees who are at least 21 years of age are eligible to participate in the plan. Under the terms of the plan, the Company matches thirty percent of the employee's contribution, up to six percent of their annual salary. Matching contributions made by the Company for the year ended December 31, 2001 and 2000 were approximately US$32,000 and US$2,000, respectively.

11. Segments

Reportable Operating Segments

The Company is a network communications technology company enabling simultaneous delivery of broadcast quality and interactive video transmissions and other real-time data streams over Internet Protocol (IP) Ethernet networks. For the purpose of applying Statement of Financial Accounting Standards (SFAS) No. 131, management determined that it has two operating segments based on the two distinct areas of technical expertise and the deployment of the Company's patented core TrueCircuit(R) technology.

The Video Systems business unit is engaged in the development of system solutions that enable broadcast quality video over IP. Utilizing TrueCircuit(R) technology and other developed technologies and network traffic techniques, the group has been able to transport broadcast quality video over an IP network while significantly reducing the amount of latency and jitter associated with the high speed transmission of data. At December 31, 2001, the Video Systems business unit employs 15 engineers plus support and administrative personnel and operates primarily from our San Diego, California USA facility.

The Silicon Systems business unit ("Sistolic"), formerly known as Metar ADC, is engaged in the development and deployment of 1 Gigabit Media Access Controller
(MAC), 10 Gigabit MAC, Ethernet switches and related technology. By employing network traffic management techniques and the patented TrueCircuit(R) technology, the business unit is in the process of developing application specific integrated circuits (ASIC) solutions that foster the high-speed transmission of data over existing networks. At December 31, 2001, Sistolic consisted of two engineers in the Company's San Diego, California USA facility and 24 engineers plus support and administrative personnel in the Company's Romanian facility.

Following is a table that reconciles the Company's revenues, operating expenses and net identifiable fixed assets between the two reportable segments as of and for the year ended December 31, 2001. The development of two separate operating segments did not occur until the Company completed the acquisition of the assets of Metar ADC in February 2001. Accordingly, there is no segment disclosure as of and for the year ended December 31, 2000.


                                                                                 Year Ended
Revenue, Operating Expenses and                                               December 31, 2001
--------------------------------                                              -----------------
Net loss                                                                 (in thousands, US dollars)
--------
                                                              Revenue                    Expenses            Net loss
Video Solutions                                                      $1,969                $2,261              ($292)
Sistolic                                                                250                 1,390             (1,140)
Corporate                                                                 -                 3,252             (3,252)
                                                        --------------------------------------------------------------
                                                                     $2,219                $6,903            ($4,684)
                                                        ==============================================================

Net Identifiable Fixed Assets:                      December 31, 2001
------------------------------                      -----------------
                                                    (in thousands, US
                                                         dollars)
Video Solutions                                                        $324
Sistolic                                                                117
Corporate                                                                41
                                                        --------------------
                                                                       $482
                                                        ====================


12. Summary of Quarterly Results of Operations (unaudited)


                                                          1st            2nd           3rd            4th
----------------------------------------------------------------------------------------------------------------

2001
----
Income (Loss) From Operations                             ($3,604)           $808           ($56)       ($1,248)
Net Income (Loss)                                          (3,555)            862           (235)        (1,756)

Basic and Diluted Income (Loss) Per Share                  ($0.43)          $0.11         ($0.03)        ($0.21)

Weighted Average Shares Used In Calculation                 8,191           8,157          8,227          8,245

----------------------------------------------------------------------------------------------------------------

2000
----
Loss From Operations                                      ($2,935)        ($6,217)         ($361)       ($3,955)
Net Loss                                                   (2,966)         (6,140)          (186)        (3,828)

Basic and Diluted Loss Per Share                           ($0.47)         ($0.82)        ($0.02)        ($0.48)

Weighted Average Shares Used In Calculation                 6,325           7,513          7,932          7,985

----------------------------------------------------------------------------------------------------------------

13. Subsequent Events

In January 2002, the Company entered into a common stock purchase agreement with DTKA Holdings Limited pursuant to which it may draw down on an equity line with DTKA Holdings and require it to purchase up to US$10 million of the Company's common stock over a period of twenty-four (24) months. However, the Company cannot draw down on any funds under this facility until it has filed a registration statement with the Securities and Exchange Commission registering enough shares to cover the shares of common stock to be issued pursuant to such draw down, and such registration statement has been declared effective.

In February 2002, the Company received stockholder approval to adopt an amendment to the Company's Certificate of Incorporation authorizing (i) an increase in the number of shares of Class A Common Stock from 20,000,000 shares to 40,000,000 shares, (ii) the reclassification of each share of Class A Common Stock as a share of "Common Stock", (iii) the elimination of the Class B Common Stock, and (iv) the creation of 10,000,000 shares of Preferred Stock. The Certificate of Incorporation authorizes the Company's Board of Directors, without further stockholder approval, to issue one or more series of preferred stock. Any such series of preferred stock could have rights, including voting rights, superior to that of the Company's common stock, and rights to elect directors as a class.

In February 2002, the stockholders also approved and adopted the Company's 2001 Employee Stock Purchase Plan (the "Plan"). The Plan was adopted by the Company's stockholders on February 26, 2002 and is effective as of that date. Shares issued pursuant to the Plan will qualify as shares issued pursuant to an "employee stock purchase plan". The Plan was adopted to provide employees of the Company with an opportunity to purchase shares (via payroll deduction) of the Company's common stock at a discount from market value through accumulated payroll deductions. Employees of the Company, employed on an offering commencement date, with certain exceptions, are eligible to participate in the Plan. Employees must complete and deliver a Subscription Agreement to participate. The purchase price per share for shares purchased under the Plan shall be an amount equal to eighty-five percent (85%) of the fair market value of a share of common stock. The amount of payroll deduction must be between 5% and 25% of base pay. No interest will accrue on payroll deduction funds. A maximum of 250,000 shares of common stock is available for issuance under the Plan.

In March 2002, a large semiconductor company, with whom the Company entered into a non-exclusive licensing agreement and an engineering services agreement in December 2001 valued at approximately US$5.4 million, informed the Company that they were terminating their agreements. The Company is in a payment dispute with this customer and is reviewing its alternatives. As a result of this action, the Company decided to dispose of its Sistolic business unit. On April 1, 2002, the Company disposed of the assets of this business unit back to Metar SRL and Michael Florea by eliminating the remaining obligations by the Company to Metar SRL, including the payable of US$686,000, the return of all stock options granted to Michael Florea and the Romanian employees, a confirmation that performance criteria specified in Michael Florea's employment agreement related to a potential US$4 million bonus with the Company was never met by him and a limited use license to the Metar ADC intellectual property in favor of the Company. Michael Florea resigned on March 27, 2002, as an officer of the Company in anticipation of this transaction.

In March 2002, the Company filed a complaint in San Diego County Superior Court against Meeuwi J. deKraker for breach of contract. In November 2001, the Company entered into a private equity financing agreement with R&S Invest/Meeuwi de Kraker. No shares of Class A Common Stock, or warrants to purchase such shares, have been issued to this investor because the investor has failed to honor the terms of the promissory note and has failed to remit any of the payments due.