Form 10-Q
period 2002-03-31
PATH 1 NETWORK TECHNOLOGIES INC
filed 2002-05-15
CIK 1059404

15


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)
        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                                 Exchange Act of 1934
               For the quarterly period ended March 31, 2002.
                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of the issuer's Common Stock, US$.001 par value, as of April 30, 2002 was 8,440,275.

                        PATH 1 NETWORK TECHNOLOGIES INC.
                          Quarterly Report on Form 10-Q
                  For the Quarterly Period Ended March 31, 2002


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION................................................3
   ITEM 1. FINANCIAL STATEMENTS...............................................3
      CONDENSED CONSOLIDATED BALANCE SHEETS...................................3
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS.........................4
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS.........................5
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS....................6
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS.....................................12
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
     MARKET RISK ............................................................32
PART II - OTHER INFORMATION..................................................32
   ITEM 1. LEGAL PROCEEDINGS.................................................32
   ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.........................32
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES...................................32
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............32
   ITEM 5. OTHER INFORMATION.................................................33
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................33

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                         PATH 1 NETWORK TECHNOLOGIES INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (in US$, thousands except share data)

                                                                                 March 31,       December 31,
                                                                                   2002              2001
                                                                             -------------------------------------
ASSETS                                                                          (unaudited)
Current assets:
 Cash and cash equivalents                                                    $   448              $  1,181
 Marketable securities, available for sale                                         -                    552
 Accounts receivable                                                               261                  322
 Inventory                                                                         101                   -
 Other current assets                                                               58                  285
                                                                             -------------------------------------
      Total current assets                                                         868                 2,340

Property and equipment, net                                                        464                   482
Acquired technology, net                                                           511                   585
Other assets                                                                         5                    11
                                                                             -------------------------------------
Total assets                                                                   $  1,848              $  3,418
                                                                             =====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  ccounts payable and accrued liabilities                                        $  339                $  898
 Accrued compensation and benefits                                                  432                   485
 Acquisition payable                                                                686                   686
 Deferred revenue                                                                    75                     -
                                                                             -------------------------------------
      Total current liabilities                                                   1,532                   2,069

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $0.001 par value; no shares issued or outstanding                   -                      -
 Common stock, $0.001 par value; 20,000,000 shares authorized
          8,440,257 and 8,299,126 shares issued and outstanding                       8                      8
          at March 31, 2002 and December 31, 2001 respectively
 Notes receivable from stockholders                                                   -                     (86)
 Additional paid-in capital                                                       27,410                  26,801
 Deferred compensation                                                              (190)                   (276)
 Accumulated other comprehensive loss                                                 -                     (616)
 Accumulated deficit                                                              (26,912)               (24,482)
                                                                              -------------------------------------
      Total stockholders' equity                                                      316                   1,349
                                                                              -------------------------------------
Total liabilities and stockholders' equity                                       $  1,848                $  3,418
                                                                              =====================================


See accompanying notes to these condensed, consolidated financial statements.


                                      PATH 1 NETWORK TECHNOLOGIES INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (in US$, thousands, except per share amounts)
                                                (unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                         2002                  2001
                                                                 --------------------------------------------
Revenues:                                                           $    154               $      -
                                                                 --------------------------------------------

 Cost of goods sold                                                      123                      -
                                                                 --------------------------------------------
Gross profit                                                              31                      -

Operating expenses:
 Engineering research and development                                    552                      620
 Sales and marketing                                                     193                      106
 General and administrative                                              775                      582
 Stock-based compensation                                                100                    1,313
                                                                 --------------------------------------------
        Total operating expenses                                      (1,620)                  (2,621)

Interest income, net                                                      -                        97
Loss on sale of securities                                              (590)                     (48)
                                                                 --------------------------------------------
Net loss from continuing operations                                   (2,179)                   (2,572)
                                                                 --------------------------------------------
Discontinued operations                                                 (251)                     (983)
                                                                 --------------------------------------------
Net loss                                                             $ (2,430)                 $ (3,555)
                                                                 ============================================
Net loss per common share from continuing operations                 $  (0.26)                 $ (0.31)
                                                                 ============================================
Net loss per common share - basic and diluted                        $  (0.29)                 $ (0.43)
                                                                 ============================================
Weighted average common shares outstanding - basic and diluted          8,406                    8,191
                                                                 ============================================

 (*)  The following table shows how the Company's stock-based compensation would be allocated to the respective department expense line items:
         Research and development                                        $ 71                  $ 559
         Sales and marketing                                               23                    212
         General and administrative                                         6                    542
                                                                 --------------------------------------------
                                                                         $ 100                $ 1,313
                                                                 ============================================



See accompanying notes to these condensed, consolidated financial statements.

                                   PATH 1 NETWORK TECHNOLOGIES INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (in US$, thousands)
                                             (unaudited)

                                                                           Three Months Ended
                                                                                March 31
                                                                        2002               2001
                                                                  -------------------------------------
Cash flows from operating activities:
 Net loss from continuing operations                                $  (2,179)        $   (2,572)
 Adjustments to reconcile net loss to net cash
      used in operating activities:
    Depreciation and amortization                                         108               166
    Amortization of deferred compensation                                 100             1,313
    Common stock options issued for services                               -                  7
    Loss on investment                                                    596                48
 Changes in assets and liabilities:
    Accounts receivable                                                    61                -
    Other current assets                                                  126               244
    Other assets                                                           -                 35
    Accounts payable and accrued liabilities                             (14)              (643)
    Accrued compensation and benefits                                    (53)               (47)
    Deferred revenue                                                      75                125
                                                                  -------------------------------------
Cash provided by (used in) operating activities                       (1,180)            (1,324)

Cash flows from investing activities:
  Sale of marketable securities                                           578               1,370
  Purchase of Metar ADC Assets                                             -               (1,000)
  Purchases of property and equipment                                    (90)               (148)
                                                                  -------------------------------------
Cash provided by (used in) investing activities                           488                 222

Cash flows from financing activities:
  Cash from repayment of stockholder notes                                 86                  -
  Issuance of common stock for cash, net                                   50                  5
                                                                  ------------------------------------
Cash provided by financing activities                                     136                  5

Cash flows used in discontinued operations                               (177)             (983)


Increase (decrease) in cash and cash equivalents                         (733)             (2,080)


Cash and cash equivalents, beginning of period                           1,181             7,171
                                                                  -------------------------------------
Cash and cash equivalents, end of period                                $  448           $ 5,091
                                                                  =====================================
Supplemental cash flow disclosures:
  Issuance of common stock for marketable securities                    $   -            $    -
                                                                  =====================================
 Unrealized gain/(loss) in marketable securities                        $  (7)           $  (730)
                                                                  =====================================



See accompanying notes to these condensed, consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis Of Presentation

The accompanying condensed consolidated balance sheet at March 31, 2002, and the condensed, consolidated statements of operations and cash flows for the three-month period ended March 31, 2002, have been prepared by Path 1 Network Technologies Inc. (the "Company") and have not been audited. The condensed consolidated balance sheet at December 31, 2001 has been audited. These quarterly financial statements, in the opinion of management, include all adjustments, consisting only of normal and recurring adjustments, necessary to state fairly the financial information set forth therein, in accordance with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Form 10-K filed April 15, 2002. The interim financial information contained in this filing is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2002.

In the period from January 30, 1998 (inception) through March 31, 2002, the Company incurred losses totaling US$26.9 million. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting business. Management does not believe that the Company's existing capital resources will enable the Company to fund operations for the next twelve months. Management's plans are to reduce costs in all areas of its operating plan until sufficient capital is raised to support growth and more substantial orders materialize; however, even with its cost reduction plan, the Company needs to raise additional funding to continue as a going concern. In the event the Company does not receive additional funding, the Company plans to: 1)
further reduce costs and focus on selling existing products and services; 2) sell the Company's assets through a merger or acquisition; or 3) seek protection under bankruptcy status. Without additional financing, the Company will be required to further delay, reduce the scope of, or eliminate one or more of its research and development projects and significantly reduce its expenditures on product deployment, and may not be able to continue as a going concern. Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to current year presentation.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. As the Company did not have any goodwill, the adoption of FAS142 did not have a material impact on the Company's financial statements.

In October 2000, the FASB issued SFAS No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 establishes a single model to account for impairment of assets to be held or disposed, incorporating guidelines for accounting and disclosure of discontinued operations. FAS 144 is effective for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. Management re-evaluated its investment in acquired technology (i.e. Sistolic) and recorded an impairment charge during the year ended December 31, 2001 of US$686,000. In April 2002, the Company sold its Sistolic business unit for a loss of approximately US$5,000 (see note 8).

Note 2 - Principles Of Consolidation

The  accompanying   condensed  consolidated  financial  statements  include  our accounts and those of Sistolic, our wholly owned subsidiary. The Company has eliminated all significant intercompany accounts and transactions.

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

Note 4 - Revenue Recognition

Product Revenue

Revenue from product sales is recognized when title and risk of loss transfer to the customer, generally at the time the product is delivered to the customer. Revenue is deferred when customer acceptance is uncertain or when undelivered products or services are essential to the functionality of delivered products. The estimated cost of warranties is accrued at the time revenue is recognized.

Service and License Revenues

Revenue from support or maintenance contracts, including extended warranty programs, is recognized ratably over the contractual period. Amounts invoiced to customers in excess of revenue recognized on support or maintenance contracts are recorded as deferred revenue until the revenue recognition criteria are met. Revenue on engineering design contracts, including technology development agreements, is recognized on a percentage-of-completion method, based on costs incurred to date compared to total estimated costs, subject to acceptance criteria. Billings on uncompleted contracts in excess of incurred costs and accrued profits are classified as deferred revenue. License fees are recognized when delivery requirements have been met, collection is probable and no further obligations exist. Royalty revenue is recorded as earned in accordance with specific terms of each license agreement when reasonable estimates of such amounts can be made.

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

The workforce reduction resulted in the involuntary termination of six employees, of which four were from the Company's engineering research and development staff and two were from the Company's management and administrative staff. The total charge recognized by the Company for the involuntary termination was approximately US$93,000, all of which had been paid as of March 31, 2002.

In conjunction with the workforce reduction, the Company reduced its operating overhead by consolidating its office space. The Company has sublet most of the vacated office space on a month-to-month basis at rates lower than its cost. The Company is doubtful that it will be able to sublet the space for the remaining term of the lease or sublet the remaining unoccupied space, accordingly it has accrued US$128,000 to exit the leases. The total amount accrued and unpaid as of March 31, 2002 is approximately US$38,000.

Note 6 - Net Income (Loss) Per Share

Basic and diluted net income or (loss) per share has been computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," using the weighted-average number of shares of common stock outstanding during the period including any dilutive common stock equivalents. A portion of the common stock equivalents for the three months ended March 31, 2002 were excluded from the calculation of diluted earnings per share because of the anti-dilutive effect.

Note 7 - Reportable Operating Segments

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

The Silicon Systems business unit ("Sistolic"), was engaged in the development and deployment of 1 Gigabit Media Access Controller (MAC), 10 Gigabit MAC, Ethernet switches and related technology. On April 3, 2002 the Company disposed of its Sistolic business unit (see note 8). Following is a table that reconciles the Company's revenues, operating expenses and net identifiable fixed assets between the two reportable segments as of and for the three-months ended March 31, 2002 and 2001.


Revenue, Operating Expenses and Net Loss                                    March 31, 2002
----------------------------------------                                    --------------
                                                                     (in thousands, US dollars)
                                                             Revenue          Expenses          Net loss
Video Solutions                                               $154               845             ($691)
Sistolic                                                        -                251              (251)
Corporate                                                       -              1,488             (1,488)
                                                         ----------------------------------------------------
Net Loss                                                      $154             $2,584           ($2,430)
                                                         =====================================================

Revenue, Operating Expenses and Net Loss                                   March 31, 2001
-----------------------------------------                                  --------------
                                                                    (in thousands, US dollars)
                                                             Revenue          Expenses          Net loss
Video Solutions                                                 -               1,346           (1,346)
Sistolic                                                        -                 983             (983)
Corporate                                                       -               1,226           (1,226)
                                                        ------------------------------------------------------
                                                                -              $3,555           ($3,555)
                                                        ======================================================


Net Identifiable Fixed Assets:                                       March 31,
------------------------------                                       ---------
(in thousands, US dollars)                                    2002              2001
                                                        -------------------------------------
Video Solutions                                               $249              $312
Sistolic                                                       179               174
Corporate                                                      36                47
                                                        -------------------------------------
                                                              $464              $533
                                                        =====================================



Note 8 - Disposal of Sistolic Business Unit

In March 2002, a large semiconductor company, with whom the Company entered into a non-exclusive licensing agreement and an engineering services agreement in December 2001, informed the Company that it was terminating their agreements. The Company is in a payment dispute with this customer and is reviewing its alternatives. As a result of this action, the Company decided to dispose of its Sistolic business unit. On April 3, 2002, the Company disposed of the assets of this business unit back to Metar SRL in exchange for the elimination of the remaining obligations by the Company to Metar SRL, including the payable of US$686,000, the return of all stock options granted to Michael Florea and the Romanian employees, a confirmation that performance criteria specified in Michael Florea's employment agreement related to a potential US$4 million bonus with the Company were never met by him and a limited use license to the business unit's intellectual property in favor of the Company. Metar SLR will also receive 35,000 shares of our common stock. Michael Florea resigned on March 27, 2002, as an officer of the Company in anticipation of this transaction. The results of operations for the three-months ended March 31, 2002 and 2001 have been included in discontinued operations.

Note 9- Stock Options

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

During the three-month periods ended March 31, 2002 and 2001, the Company recorded a stock-based compensation expense of US$100,000 and US$1.3 million, respectively, related to the amortization options outstanding to employees and consultants.

Note 10 - Subsequent Event

In April 2002, the Company received subscriptions of approximately US$1.1 million in a private placement of convertible notes from existing European shareholders. As of May 13, 2002, the Company has received approximately US$900,000 of the subscriptions. The minimum amount of private placement was US$500,000 and the maximum was US$1.5 million. The notes carry a 4% annual coupon, paid quarterly in cash or stock, at the Company's discretion, and a cashless warrant for one share for every share converted. The notes convert at a stock price of US$1.20 per share during the one-year conversion term. The Company has agreed to set aside 30% of its revenues, up to the amount of the convertible notes outstanding, in an escrow account until the notes are paid in full or converted to stock.

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

We are focusing our efforts on Internet Protocol (IP)-based offerings for broadcasters and the cable industry, Digital Subscriber Line (DSL) offerings for the communications industry and integrated solutions for systems integrators worldwide. Until recently, the resources of our Video Systems business unit were devoted primarily to research and development. However, we now have products in limited production and deployment. In the video transport market, for example, our Path 1 Cx1000 IP Video Gateway, which is a video gateway device designed to provide high quality video transmission capabilities to diversified media companies, television broadcasters, movie and broadcasting studios, is currently in production and in the early stages of deployment by a small number of customers. Our second product in the video transport market, the Path 1 Cx1400 IP Video Multiplexer, which is a video-on-demand gateway device designed to provide high quality video transmission capability to cable television operators, is undergoing field evaluation with BarcoNet, N.V., a wholly-owned subsidiary of Scientific-Atlanta, Inc. BarcoNet is marketing a version of the Cx1400 IP Video Multiplexer in Europe under the name "iMux".


Liquidity And Capital Resources

We anticipate that our existing resources will enable us to fund operations at least through the second quarter of 2002. In April 2002, we entered into a private placement financing arrangement of convertible notes with several, existing European shareholders. We have commitments for US$1.1 million and funds received of approximately US$880,000 as of May 13, 2002. We are continuing to seek other sources of additional capital to fund operations until we are able to fund operations through internal cash flow.

In the period from January 30, 1998 (inception) through March 31, 2002, we incurred losses totaling US$26.9 million. The accompanying financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of conducting business. We do not believe that our existing capital resources will enable us to fund operations for the next twelve months. Our plans are to reduce costs in all areas of our operating plan until sufficient capital is raised to support growth and more substantial orders materialize; however, even with our cost reduction plan, we need to raise additional funding to continue as a going concern. In the event we do not receive additional funding, we plan to: 1) further reduce costs and focus on selling existing products and services; 2) sell the Company's assets through a merger or acquisition; or 3) seek protection under bankruptcy status. Without additional financing, we will be required to further delay, reduce the scope of, or eliminate one or more of its research and development projects and significantly reduce our expenditures on product deployment, and may not be able to continue as a going concern.

Since our inception on January 31, 1998, we have financed our operations primarily through the sale of common equity securities to investors and strategic partners. The funds are currently invested in U.S. Treasury and government agency obligations and investment-grade corporate obligations.

At March 31, 2002, we had net working deficit of US$652,000 compared to net working capital of US$271,000 at December 31, 2001.

Cash, cash equivalents and marketable securities totaled US$448,000 at March 31, 2002 compared to US$1,181,000 at December 31, 2001. For the next several years, we expect to incur substantial additional expenditures associated with research and development in addition to increased costs associated with staffing for management, manufacturing, sales and marketing and administration functions. Additional capital is required to implement our business strategies and fund our plan for future growth and business development.

Operating activities used US$1.1 million in cash during the three-month period ended March 31, 2002 and US$1.3 million for the same period in 2001.

Cash provided by investing activities during the three-month period ended March 31, 2002 was approximately US$488,000 compared to US$222,000 for the three-month period ended March 31, 2001. Cash provided by investing activities was primarily the result of the sale of marketable securities. As of March 31, 2002 we have no marketable securities available for sale.

At March 31, 2002, we have no material commitments other than our operating leases. Our future capital requirements will depend upon many factors, including the timing of research and product development efforts, the expansion of our general and administrative functions and sales and marketing efforts and the need to finance the manufacturing of commercial products that we may develop and launch. We expect to continue to expend significant amounts on research and development staffing, infrastructure and computer equipment to support on-going research and development activities.

As noted above, we will need additional financing in 2002. We may pursue a number of alternatives to raise additional funds, including borrowings; lease arrangements; collaborative research and development arrangements with technology companies; the licensing of product rights to third parties; or additional public and private equity financings. There can be no assurance that funds from these sources will be available on favorable terms, if at all. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.

Results Of Operations

Three Months Ended March 31, 2002 vs. Three Months Ended March 31, 2001

In the first quarter of 2002, we recognized revenue of US$154,000, compared to no revenue during the three-month period ended March 31, 2001. The 2002 revenue is the result of the initial shipments of our commercial products for the video over IP transport market. We expect these initial recurring revenues to come from the broadcast transmission infrastructure segment of the video transport market, where we have established product (e.g., Cx1000 and Cx1400) and technology capabilities.

We received approximately US$439,000 in purchase orders in the first quarter of 2002, including some third party equipment. We recorded oders for the following in the quarter:

        Path 1's Cx1000 series IP Video Gateway......................15 units
        Path 1's Cx1400 seriies IP Video Multiplexer.................51 units
        Path 1's El1000 series Stream Conditioning Gateway............5 units
        Total for Q1 2002............................................71 units

In the first quarter of 2002 cost of goods sold increased to US$123,000 from no cost of goods sold at March 31, 2001. Cost of goods sold consists of raw material costs, warranty costs and labor associated with building product.

Engineering research and development expenses, excluding the effect of stock-based compensation, have decreased when compared to the same period in 2001. The decrease of approximately US$68,000 is primarily a result of our focus on reducing our operating expenditures and outside consultants. Although we believe, that under our current operating plan and after taking into effect our September 2001 reduction in force, we possesses the correct complement of engineering staff and consultants to effectively continue the development and rollout of our products, we will need to rapidly hire additional staff quickly if its products achieve a significant level of market acceptance.

General and administrative expenses, excluding the effect of stock-based compensation, increased from US$582,000 for the first quarter ended March 31, 2001 to US$775,000 for the first quarter ended March 31, 2002. The increase of approximately US$193,000 is primarily due to legal expenses related to the various proposed and realized financings.

Stock-based compensation expense is a non-cash expense item that is recognized as a result of stock options having exercise prices below estimated fair value. Stock-based compensation expense is calculated as the difference between exercise price and estimated fair market value on the date of grant. If the options are subject to variable accounting treatment, additional compensation expense, positive or negative, is recognized each quarter based on the fair market value of our common stock in accordance with the provisions of variable stock option accounting. In October 2001, we offered our holders of Class B common stock options an opportunity to exchange their options for Class A common stock options. Since all of the option holders of options on Class B common stock elected to exchange their options for options on Class A common stock, the Company ceased recording this compensation expense related to employee options after a final one-time adjustment in October of 2001. We will continue to record compensation expense related to the outstanding options to consultants and some employees for the amount of options that vest in that period. Therefore, in the quarter ended March 31, 2002 the Company only recognized the expense related to previously granted stock options held by consultants and a few employees.

Our interest income decreased from US$97,000 for the three-month period ended March 31, 2001 to nothing for the three-month period ended March 31, 2002, because we closed our investment account as our cash reserves decreased.

Discontinued Operations

         We decided to dispose of our Silicon Systems business unit ("Sistolic") after a large semiconductor company, with whom we entered into a non-exclusive licensing agreement and an engineering services agreement, informed us that they were terminating their agreements in March 2002. Due to this material and adverse turn of events, we decided that we could no longer sustain the negative cash flow from Sistolic. Therefore, on April 3, 2002, we disposed of the assets of this business unit back to Metar SRL and Michael Florea in exchange for the elimination of the remaining obligations by us to Metar SRL, including the payable of US$686,000, the return of all stock options granted to Michael Florea and the Romanian employees, a confirmation that performance criteria specified in Michael Florea's employment agreement related to a potential US$4 million bonus with us were never met by him and a limited use license to the business unit's intellectual property in favor of us. In addition, the Romanian facility lease was transferred to Metar SRL and the Romanian employment contracts were terminated and Metar SRL was permitted to hire any and all Romanian employees. Metar SLR will also receive 35,000 shares of our common stock. Michael Florea resigned on March 27, 2002, as an officer of the Company in anticipation of this transaction. The results of operations for the three-months ended March 31, 2002 and 2001 have been included in discontinued operations.

     Critical Accounting Policies and Estimates

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

Product Revenue

Revenue from product sales is recognized when title and risk of loss transfer to the customer, generally at the time the product is delivered to the customer. Revenue is deferred when customer acceptance is uncertain, when undelivered products or services are essential to the functionality of delivered products. The estimated cost of warranties is accrued at the time revenue is recognized.

Service and License Revenues

Revenue from support or maintenance contracts, including extended warranty programs, is recognized ratably over the contractual period. Amounts invoiced to customers in excess of revenue recognized on support or maintenance contracts are recorded as deferred revenue until the revenue recognition criteria are met. Revenue on engineering design contracts, including technology development agreements, is recognized on a percentage-of-completion method, based on costs incurred to date compared to total estimated costs, subject to acceptance criteria. Billings on uncompleted contracts in excess of incurred costs and accrued profits are classified as deferred revenue. License fees are recognized when delivery requirements have been met, collection is probable and no further obligations exist. Royalty revenue is recorded as earned in accordance with specific terms of each license agreement when reasonable estimates of such amounts can be made.

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

Warranty Estimates

         We provide for warranty provisions at the time the revenue is recognized based on the estimated cost to repair the product. Provisions for warranty are included in cost of sales.

Risk Factors That May Affect Future Results

YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND THE OTHER INFORMATION INCLUDED HEREIN AS WELL AS THE INFORMATION INCLUDED IN OUR FORM 10-K FILED ON APRIL 15, 2002 AND OTHER REPORTS AND FILINGS MADE WITH THE SECURITIES AND EXCHANGE COMMISSION. OUR BUSINESS AND RESULTS OF OPERATIONS COULD BE SERIOUSLY HARMED BY ANY OF THE FOLLOWING RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THESE RISKS AND STOCKHOLDERS MAY LOSE PART OR ALL OF THEIR INVESTMENT.

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

         We need additional funding to meet current commitments and continue development of our business. At this writing, we are in an immediate cash crisis. Although we have commitments for US$1.1 million and funds received of approximately US$900,000 as of May 13, 2002 from certain of our existing European investors, if we do not receive additional funding, our ability to continue as a going concern cannot be assured.

To this end, we have initiated a cost reduction program to reduce our negative cash burn from over US$600,000 per month to approximately US$250,000 - US$300,000 per month. We are reducing costs in all areas of our operating plan until sufficient capital is raised to support growth and more substantial orders materialize. In the event we do not receive additional funding, we plan to: 1) further reduce our costs and focus on selling existing products and services; 2) sell our assets through a merger or acquisition; or, 3) seek protection under bankruptcy status. Even with our cost reduction plan, we need to raise additional funding to continue as a going concern.

         On January 8, 2002, we entered into a common stock purchase agreement with DTKA Holdings Limited pursuant to which we may draw down on an equity line with DTKA Holdings and require it to purchase up to US$10 million of our common stock over a period of twenty-four (24) months. However, we do not intend to draw down any funds under this facility.

         If we receive at least another US$2 million from a private placement offering, or equivalent funding from another source or sources and are able to access the US$10 million equity line, we project that we should have sufficient resources to fund operations through 2002. If we do not receive additional capital, we may not be able to continue as a going concern. Even if we can continue operations, a lack of sufficient funding would significantly limit our ability to take advantage of potential opportunities, develop or enhance products or otherwise respond to competitive pressures. We cannot assure you that additional financing will be available on terms favorable to us, if at all.

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

         We have incurred operating losses since our inception in January 1998, and we expect to incur losses and negative cash flow for at least the next few quarters. As of March 31, 2002, our accumulated deficit was approximately US$26.9 million. We expect to continue to incur significant operating expenses and research and development expenses and, as a result, we will need to generate significant revenues to achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.


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

o     short-selling programs;

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

We have only a brief history of sales orders for our products and services. As a result, potential customers may decline to purchase our initial products or services due to our lack of an established "track record," the level of our products' technological sophistication, price, our financial condition or other factors. Further reasons why prospective customers may decline to invest in our products and services, or may decide to purchase competitors' products and services, include:

o introduction of competitive technologies, products and services that may render our products and services obsolete; o development or manufacturing delays that prevent the timely introduction of our products to the market; o failure by us to establish strong sales, marketing, distribution and customer service capabilities; o reluctance to commit capital to new products and services; and o general economic conditions affecting rates of adoption of new technologies, new technology purchases and services associated with such new technologies.

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

To date, there has been only a limited public market for our securities and there can be no assurance that a broad public market for our securities will develop in the future, or if such a broad market does develop, that it will last. Our common stock is presently quoted for trading on the OTC Bulletin Board, a quotation service that displays real-time quotes and other information about over-the-counter (OTC) equity securities, and on the Third Segment of the Frankfurt Stock Exchange. Trading activity in our common stock on the OTC Bulletin Board is limited and trading activity in our common stock on the Frankfurt Stock Exchange is dormant. In addition, we may be unable to attract and maintain good-quality market makers. In the event a liquid market for our common stock does develop, there can be no assurance that the market will be strong enough to absorb all of the common stock currently owned by our stockholders and any common stock that may be issued in the future, restricted shares of our common stock that are eligible for resale under Rule 144, combined with (i) the shares (and warrants to purchase shares) that we anticipate selling in any private placement offering, (ii) shares that we may issue to DTKA Holdings pursuant to our equity line with them, (iii) shares of common stock owned by Leitch Technology Corporation that Leitch, pursuant to its demand registration rights, may require us to register for resale into the public market, and (iv) shares issued or issuable pursuant to our stock option plans, have the potential to create a supply/demand imbalance that could adversely affect our stock price. In addition, subsequent issuances of equity or equity-linked securities may further saturate the market for our common stock. The resale of substantial amounts of our common stock will have an adverse effect on the market price of our stock.

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

In April 2000, we entered into a strategic marketing relationship with Leitch Technology Corporation, a Canadian public company and international distributor of professional video products that owns approximately one-third of our outstanding common stock. As part of this strategic marketing relationship, Leitch invested US$10 million in us and gave us 200,000 shares of Leitch common stock in consideration of our entering into a Technology License Agreement with Leitch, dated April 10, 2000 granting Leitch (i) a non-exclusive license to sell and otherwise use our proprietary TrueCircuit(R) technology; and (ii) a worldwide, exclusive license, even as to us, to sell and otherwise exploit our TrueCircuit(R) technology in connection with commercial activities directed to the professional broadcast video studio market. The non-exclusive license has a term of five years (unless earlier terminated by us or Leitch) and is automatically renewable for additional five-year periods (unless earlier terminated by us or Leitch). The duration of the exclusive license with Leitch is one year and, thereafter, automatically renews for five consecutive one-year periods, provided we receive the minimum aggregate monies and other consideration from Leitch required for that year. The minimum fees to be paid by Leitch to maintain its exclusive license for the five-year exclusive term escalate annually and total US$32 million, exclusive of royalties. After this initial five-year term, provided the exclusive license is still in effect, the minimum yearly thresholds would be negotiated, within certain parameters, by us and Leitch. Leitch is not obligated to pay us royalties until March 2006 for any of the TrueCircuit(R)-based products sold by Leitch or its sub-licensees under the exclusive license.
In April 2001, Leitch's exclusive license was automatically renewed for another year. We are currently discussing with Leitch the renewal terms and conditions for this exclusive license for the twelve (12) month-period beginning April 2002. We believe that, according to the terms of the Technology License
Agreement, Leitch is required to pay us US$2 million in cash or other consideration in order for Leitch's exclusive license to be renewed until April 2003 (Leitch's failure to pay the required consideration would cause Leitch's exclusive license to automatically convert to a non-exclusive license). We believe that the exclusive license is now terminated in favor of a non-exclusive license. Leitch does not agree with our position. There can be no assurance that we will come to a mutually acceptable resolution with Leitch regarding this potential payment dispute and the status of their license. Furthermore, if it is found that Leitch is required to pay us US$2 million to maintain its exclusive license for the tweleve (12) month-period beginning April 2002, we believe that Leitch will decline to remit such payment.

Although we entered into astrategic marketing relationship with Leitch with the expectation that Leitch, as an established company in the professional video products field and an experienced manufacturer and distributor of video products, would provide us with a significantly enhanced ability to manufacture, sell and distribute our initial products in this field, Leitch had been unsuccessful to date in selling TrueCircuit(R) technology-based products into the professional broadcast video market or other markets. In January 2002, Leitch notified us that they were giving consideration to the appropriateness of the valuation of their investment in us as held on their balance sheet and subsequently wrote-down their investment in us to zero. On March 28, 2002, Reginald J. Tiessen resigned from our Board of Directors. With the December 2001 resignation of John A. MacDonald from the Company's Board of Directors, this leaves Leitch without current Path 1 Board representation. As of the date of this writing, we do not believe that Leitch will be an active partner in developing the professional broadcast video studio market for us. In addition, any further deterioration in our relationship with Leitch could adversely affect Leitch's motivation to market and sell our TrueCircuit(R) technology-based products into the professional broadcast video studio market. This deterioration would be especially damaging should it be found that Leitch has a right to retain its exclusive license, as Leitch might fail to commit the necessary technical, financial and other resources to successfully market our products into the professional broadcast studio video market, yet still prevent us from doing so. We believe we can now sell TrueCircuit(R) technology-based products into this market.

         We recently disposed of the assets of our Silicon Systems group.

         In October 2000, we agreed to purchase the assets of Metar ADC, an application specific integrated circuit (ASIC) design and development company based in Bucharest, Romania, from Metar SRL. We organized these assets into our Silicon Systems business unit, which we named "Sistolic". Pursuant to the terms of the asset purchase agreement, we incurred a contingent obligation to make payments in October 2002 and October 2003 in an aggregate amount of US$850,000 to complete this acquisition.

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

         Due to this material and adverse turn of events, we concluded that we could no longer sustain the negative cash flow from the Silicon Systems business unit. On April 3, 2002, we sold all of the assets of this business unit back to Metar SRL. The facility lease and employment contracts transferred as well, in exchange for the elimination of all remaining obligations by us to Metar SRL, the return of all stock options granted to Michael Florea and the Romanian employees, a confirmation that performance criteria specified in Michael Florea's employment agreement related to a potential US$4 million bonus with us were never met by him and a limited use license to the business unit's intellectual property in favor of us. We are investigating our available legal options with regard to the large semiconductor company's abrupt termination of our agreements with it.

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

     In January 2002, we entered into a common stock purchase agreement with DTKA Holdings Limited, a British Virgin Islands company, for the potential future issuance and sale of up to US$10 million of common stock, which is required to be registered. Under this arrangement, we, at our sole discretion, may, from time to time, draw down on this facility (otherwise known as an "equity line"), requiring DTKA Holdings to purchase shares of our common stock at prices calculated on the basis of discounts ranging from 6.5% to 8.5% from the daily volume weighted average price of our common stock on the principal exchange or trading market on which our common stock is trading on the date of the draw down. We may not draw down on this facility until we have filed a registration statement with the Securities and Exchange Commission to register enough shares of common stock to cover the shares to be issued pursuant to such draw down, and until this registration statement has been declared effective. The issuance of shares of common stock to DTKA Holdings pursuant to this equity line could result in significant dilution to our stockholders. However, we do not intend to draw down on any funds under this facility.

         We offer stock options to our employees, non-employee directors, consultants and advisors, which could result in ongoing dilution to all stockholders.

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

         As of March 31, 2002, a small number of our executive officers, directors and 5% stockholders, beneficially own, in the aggregate, approximately 48% of our outstanding common stock; these stockholders are, Leitch Technology Corporation, Ronald D. Fellman and Douglas A. Palmer. As a result, these stockholders (or subgroups of them) retain substantial control over matters requiring approval by our stockholders, such as the election of directors and approval of significant corporate transactions. Pursuant to the terms of a stockholders' agreement with Leitch, dated April 10, 2000, Ronald D. Fellman and Douglas A. Palmer, who together hold approximately 15% of our outstanding common stock, have agreed to vote all securities of Path 1 held by them in favor of designees of Leitch for two positions on our seven-person Board of Directors, for as long as Leitch continues to hold at least 20% of our capital stock (on an as-converted, as-exercised, fully-diluted basis). As of March 31, 2002, Leitch held approximately one-third of our outstanding common stock. Leitch has declined, for the time being, to exercise its right to designate director nominees.

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

         We do not intend to pay cash dividends.

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We would be exposed to changes in interest rates primarily from our marketable securities and investments in certain available-for-sale securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At March 31, 2002, we did not have any marketable securities or investments in available-for-sale securities.


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Not applicable.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 9, 2002, the Board of Directors approved the issuance of a warrant to DTKA Holdings Limited, a British Virgin Islands corporation ("DTKA") to purchase up to 61,131 shares of Path 1 Network Technologies Inc. common stock at a purchase price of US$5.6436 per share as partial consideration for providing an equity line in the amount of US$10 million.

In addition, on January 9, 2002, as consideration for arranging the equity line, Jesup & Lamont Securities Corporation also received a warrant to purchase up to 61,131 shares of Path 1 Network Technologies Inc common stock on the same terms and conditions as the warrant issued to DTKA.

These were private placements, exempt from the Securities Act registration requirement by virtue of Securities Act Section 4(2).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 31, 2001, we filed a solicitation of written consents of the holders of the Company's issued and outstanding Class A Common Stock, US$0.001 par value, to obtain stockholder approval of certain important corporate actions. Our Bylaws and the Delaware General Corporation Law authorize the use of written consents as an alternative to holding any stockholders' meeting. The results of solicitation of written consents follow:

         Proposal #1. To approve and adopt an amendment to our Certificate of Incorporation authorizing (i) an increase in the number of shares of Class A Common Stock from 20,000,000 shares to 40,000,000 shares, (ii) the reclassification of each share of Class A Common Stock as a share of "Common Stock", (iii) the elimination of the Class B Common Stock, and (iv) the creation of 10,000,000 shares of "blank check" Preferred Stock. There were 4,570,920 votes for (i.e., consents given), 500 votes against and 375,000 abstained;

         Proposal #2. To approve and adopt an amendment to our 2000 Stock Option Stock Issuance Plan authorizing an increase in the number of shares issuable under the Plan, and to approve total option and share grants equal to up to 65% of the Company's outstanding stock. There were 4,562,920 votes for, no votes against and 383,500 abstained; and,

         Proposal #3. To approve and adopt the 2001 Employee Stock Purchase Plan. There were 4,571,420 votes for, no votes against and 375,000 abstained.

Proposal #1 and proposal #3 were adopted. Proposal #2 required a supermajority of 2/3rds of the total shares outstanding. Since there were insufficient shares voting by written consent to constitute a supermajority, proposal #2 failed. We have resubmitted (as separate proposals) the subject matter within proposal #2 to the stockholders for approval at the June 14, 2002 Annual Stockholders Meeting.

ITEM 5.  OTHER INFORMATION


On March 28, 2002, Reginald J. Tiessen resigned as the Company's Chairman and as a member of the Company's Board of Directors. Mr. Cary, our President and Chief Executive Officer, succeeded Mr. Tiessen as Chairman of the Board.

On April 30, 2002, John J. Splavec resigned as a member of the Company's Board of Directors. Mr. Robert Clasen succeeded Mr. Splavec as a member of the Board of Directors and will also serve as Chairman of the Compensation Committee.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following Form 8-K was filed during the three-month period ended March 31, 2002:

Report on Form 8-K. On January 29, 2002, the Company filed a Form 8-K under item 5, Other Events" announcing that the Company entered into an agreement with DTKA Holdings Limited, a British Virgin Islands corporation ("DTKA"), for an equity line of credit of up to US$10 million.

Exhibits.  The following exhibits are filed with this report, or incorporated by reference as noted.
-----------

Exhibit
Number   Description

2.1 Sale Purchase Agreement among us, Metar ADC and Michael Florea, dated October 13, 2000. (1)
3.1    Certificate of Incorporation, as amended. (2)
3.1.1 Certificate of Amendment of Certificate of Incorporation, as filed with the Delaware Secretary of State on February 28, 2002. (10)
3.2    Amended and Restated Bylaws. (2)
10.1 Lease Agreement between us and Spieker Properties, dated April 10, 1999. (2).
10.2 Stockholders' Agreement, by and among us, Leitch Technology Corporation, Ronald D. Fellman, Douglas A. Palmer and Michael T.Elliott, dated April 7, 2000. (2)
10.3+ Technology License Agreement between us and Leitch Technology corporation, dated April 10, 2000. (2)
10.4# Terms of Employment between us and Richard B. Slansky, dated May 5, 2000. (3)
10.5# Employment Agreement with Michael Florea, dated October 13, 2000, as amended by Amendment No. 1 to the Employment Agreement of Michael Florea, dated December 19, 2000. (4)
10.6 Settlement Agreement and Mutual Release among Path 1 Network Technologies Inc., Douglas A. Palmer, Ronald D. Fellman, Linda
       Palmer, Franklin Felber and Merril Felber dated January 4, 2001. (5)
10.7   Path 1 Network Technologies Inc. 2000 Stock Option/Stock Issuance
       Plan. (6)
10.8   Form of Notice of Grant under the 2000 Stock Option/Stock Issuance
       Plan. (6)
10.9 Form of Stock Option Agreement under the 2000 Stock Option/Stock Issuance Plan. (6)
10.10 Employment Separation/Consulting Agreement and General Release between us and Michael Elliott dated April 4, 2001. (7)
10.11# Employment Agreement between us and Frederick A. Cary, dated
       September 7, 2001. (8)
10.12 Subscription Agreement between us and Meewui de Kraker dated, October 24, 2001. (10)
10.13  Promissory note between us and Meewui de Kraker, dated
       October 24, 2001. (10)
10.14  Stock Pledge Agreement between us and Meewui de Kraker, dated
       October 24, 2001. (10)
10.15 Technology License Agreement between us and Visionary Solutions dated December 11, 2001. (10)
10.16  Separation and General Release between us and Alan Remen dated
       January 8, 2002. (10)
10.17  Consulting Agreement between us and Alan Remen dated January 8, 2002.(10)
10.18  Common Stock Purchase Agreement between us and DTKA Holdings
       Limited, dated January 17, 2002. (9)
10.19 Registration Rights Agreement between us and DTKA Holdings Limited, dated January 17, 2002.
10.20* Path 1 Network Technologies 2001 Employee Stock Purchase Plan. (10) 10.21* Private Placement of up to US$5 million in Unregistered Securities and
       Warrants dated January 13, 2002. 10.22* Separation and Sale Agreement among us, Metar ADC SRL, and Michael Florea, dated as of April 1, 2002 but executed and delivered April 3, 2002.

21     List of Subsidiaries. (10)
23.1   Consent of Ernst & Young LLP. (10)

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

(10) This exhibit was previously filed as a part of, and is hereby incorporated by reference to, Our Current Report on Form 10-K, filed with the Commission on April 15, 2002.

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

Date: May 14, 2002
























                                  Exhibit Index

The following exhibits are filed with this report, or incorporated by reference as noted.

Exhibit
Number   Description
2.1 Sale Purchase Agreement among us, Metar ADC and Michael Florea, dated October 13, 2000. (1)
3.1      Certificate of Incorporation, as amended. (2)
3.1.1    Certificate of Amendment of Certificate of Incorporation, as filed
         with the    Delaware  Secretary  of State on  February  28, 2002. (10)
3.2      Amended and Restated Bylaws. (2)
10.1     Lease Agreement between us and Spieker Properties, dated April 10,
         1999. (2).
10.2 Stockholders' Agreement, by and among us, Leitch Technology Corporation, Ronald D. Fellman, Douglas A. Palmer and Michael T. Elliott, dated April 7, 2000. (2)
10.3+ Technology License Agreement between us and Leitch Technology corporation, dated April 10, 2000. (2)
10.4#    Terms of Employment between us and Richard B. Slansky, dated
         May 5, 2000. (3)
10.5#    Employment  Agreement with Michael Florea,  dated October 13, 2000, as amended by Amendment No. 1 to the Employment Agreement of Michael Florea, dated December 19, 2000. (4)
10.6 Settlement Agreement and Mutual Release among Path 1 Network Technologies Inc., Douglas A. Palmer, Ronald D. Fellman, Linda Palmer, Franklin Felber and Merril Felber dated January 4, 2001. (5)
10.7     Path 1 Network Technologies Inc. 2000 Stock Option/Stock
         Issuance Plan. (6)
10.8     Form of Notice of Grant under the 2000 Stock Option/Stock
         Issuance Plan. (6)
10.9 Form of Stock Option Agreement under the 2000 Stock Option/Stock Issuance Plan. (6)
10.10 Employment Separation/Consulting Agreement and General Release between us and Michael Elliott dated April 4, 2001. (7)
10.11#   Employment Agreement between us and Frederick A. Cary, dated
         September 7, 2001. (8)
10.12    Subscription Agreement between us and Meewui de Kraker dated,
         October 24, 2001. (10)
10.13    Promissory note between us and Meewui de Kraker, dated
         October 24, 2001. (10)
10.14    Stock Pledge Agreement between us and Meewui de Kraker, dated
         October 24, 2001. (10)
10.15 Technology License Agreement between us and Visionary Solutions dated December 11, 2001. (10)
10.16    Separation and General Release between us and Alan Remen dated
         January 8, 2002. (10)
10.17    Consulting Agreement between us and Alan Remen dated
         January 8, 2002. (10)
10.18    Common Stock Purchase Agreement between us and DTKA Holdings
         Limited, dated January 17, 2002. (9)
10.19 Registration Rights Agreement between us and DTKA Holdings Limited, dated January 17, 2002.
10.20*   Path 1 Network Technologies 2001 Employee Stock Purchase Plan. (10)
10.21* Private Placement of up to US$5 million in Unregistered Securities and Warrants dated January 13, 2002. 10.22* Separation and Sale Agreement among us, Metar ADC SRL, and Michael Florea, dated as of April 1, 2002 but executed and delivered April 3, 2002.

21       List of Subsidiaries. (10)
23.1     Consent of Ernst & Young LLP. (10)

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

(10) This exhibit was previously filed as a part of, and is hereby incorporated by reference to, Our Current Report on Form 10-K, filed with the Commission on April 15, 2002.

+ Confidential Treatment Requested
# Management Compensation Agreement
* Filed Herewith