Form 10-Q
period 2002-06-30
PATH 1 NETWORK TECHNOLOGIES INC
filed 2002-08-14
CIK 1059404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)
     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the quarterly period ended June 30, 2002.
                                       or

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



           6215 FERRIS SQUARE, SUITE 140, SAN DIEGO, CALIFORNIA 92121
                                 (858) 450-4220
   (Address, including zip code, and telephone number, including area code, of principal executive offices)

            3636 Nobel Drive, Suite 400, San Diego, California 92122
              (Former name, former address and former fiscal year,
                          if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of the issuer's Common Stock, US$.001 par value per share, as of August 7, 2002 was 8,440,275.

                        PATH 1 NETWORK TECHNOLOGIES INC.
                          Quarterly Report on Form 10-Q
                  For the Quarterly Period Ended June 30, 2002

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION.................................................3
   ITEM 1. FINANCIAL STATEMENTS................................................3
      CONDENSED CONSOLIDATED BALANCE SHEETS....................................3
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS..........................4
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS..........................5
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.....................6
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS......................................11
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
     MARKET RISK .............................................................30
PART II - OTHER INFORMATION...................................................30
   ITEM 1. LEGAL PROCEEDINGS..................................................30
   ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..........................30
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES....................................30
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................30
   ITEM 5. OTHER INFORMATION..................................................31
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................31

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                    PATH 1 NETWORK TECHNOLOGIES INC.
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in US$, thousands except share data)
                                                                          June 30,           December 31,
                                                                            2002                 2001
                                                                       -----------------------------------
ASSETS                                                                   (unaudited)
Current assets:
 Cash and cash equivalents                                                   $   1,367        $    1,181
 Restricted cash                                                                    46                 -
 Marketable securities, available for sale                                           -               552
 Accounts receivable                                                               549               322
 Inventory                                                                          72                78
 Other current assets                                                               29               207
                                                                       -----------------------------------
      Total current assets                                                       2,063             2,340

Property and equipment, net                                                        229               365
Assets of discontinued operations                                                    -               702
Debt issuance costs                                                                800                 -
Other assets                                                                       183                11
                                                                       -----------------------------------
Total assets                                                                 $   3,275        $    3,418
                                                                       ===================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                                     $    380         $     898
 Accrued compensation and benefits                                                 343               469
 Liabilities of discontinued operations                                              -               702
 Current portion of notes payable                                                1,086                 -
 Deferred revenue                                                                   74                 -
                                                                       -----------------------------------
      Total current liabilities                                                  1,883             2,069

Long-term liabilities:
 Notes payable                                                                     436                 -

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $0.001 par value; no shares issued or outstanding                  -                 -
 Common stock, $0.001 par value; 20,000,000 shares authorized,                       8                 8
           8,449,676 and 8,204,801shares issued outstanding at
           June 30, 2002, and Decemeber 31, 2001 respectively
 Common stock issuable                                                             849                 -
 Notes receivable from stockholders                                                  -               (86)
 Additional paid-in capital                                                     28,682            26,801
 Deferred compensation                                                            (126)             (276)
 Accumulated other comprehensive loss                                                -             (616)
 Accumulated deficit                                                           (28,457)          (24,482)
                                                                       -----------------------------------
      Total stockholders' equity                                                   956             1,349
                                                                       -----------------------------------
Total liabilities and stockholders' equity                                   $   3,275        $    3,418
                                                                       ===================================

  See accompanying notes to these condensed consolidated financial statements.


                        PATH 1 NETWORK TECHNOLOGIES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in US$, thousands, except per share amounts)
                                   (unaudited)

                                                         Three Months Ended                 Six Months Ended
                                                              June 30,                          June 30,
                                                       2002              2001             2002             2001
Revenues:
 Contract services                                        $     5          $    300            $   11          $  300
 Product sales                                                536               249               685             249
                                                 ----------------- ---------------------------------------------------
Total revenues                                                541               549               696             549
                                                 ----------------- ---------------------------------------------------
Cost of revenues:
 Cost of contract services                                      1               261                 2             261
 Cost of product sales                                        266                75               367              75
                                                 ----------------- ---------------------------------------------------
Gross profit                                             $    274          $    213            $  327          $  213

Operating expenses:
 Engineering research and development                    $    423          $    627            $  995         $ 1,624
 Sales and marketing                                          132                76               325             258
 General and administrative                                   566               866             1,345           1,673
 Stock-based compensation                                      73            (2,771)              173          (1,457)
                                                 ----------------- ---------------------------------------------------
        Total operating expenses                           (1,194)            1,202            (2,838)         (2,098)


Interest income                                                 -                54                 -             151

Interest expense                                             (557)                -              (557)              -

Loss on sale of securities                                      -                 -              (590)            (49)
                                                 ----------------- ---------------------------------------------------
Net income (loss) from continuing operations               (1,477)            1,469            (3,658)         (1,783)
                                                 ================= ===================================================
Discontinued operations                                       (66)             (607)             (317)           (910)
                                                 ----------------- ---------------------------------------------------
Net income (loss)                                      $   (1,543)         $    862          $ (3,975)       $ (2,693)
                                                 ================= ===================================================
Income (loss) from continuing operations per
common share - basic                                   $    (0.18)         $   0.18         $  (0.43)       $  (0.22)
                                                 ================= ===================================================
Income (loss) from continuing operations per           $    (0.18)         $   0.15         $  (0.43)       $  (0.22)
common share - diluted
                                                 ================= ===================================================
Income (loss) from discontinued operations per
common share - basic                                   $    (0.01)         $  (0.07)        $  (0.04)       $  (0.11)
                                                 ================= ===================================================
Income (loss) from discontinued operations per         $    (0.01)         $  (0.06)        $  (0.04)       $  (0.11)
common share - diluted
                                                 ================= ===================================================
Income (loss) per common share - basic                 $    (0.18)         $   0.11         $  (0.47)       $  (0.33)
                                                 ================= ===================================================
Income (loss) per common share - diluted               $    (0.18)         $   0.09         $  (0.47)       $  (0.33)
                                                 ================= ===================================================
Weighted average common shares outstanding -
basic                                                       8,424             8,202            8,424           8,204
                                                 ================= ===================================================
Weighted average common shares outstanding -
diluted                                                     8,424             9,923            8,424           8,204
                                                 ================= ===================================================

 (*)   The following table shows how the Company's stock-based compensation would be allocated to the respective department expense line items:
          Research and development                        $    48        $   (1,256)          $  119         $  (696)
          Sales and marketing                                  22              (467)              45            (256)
          General and administrative                            3            (1,048)               9            (505)
                                                 ----------------- ---------------------------------------------------
                                                          $    73        $   (2,771)          $  173        $ (1,457)
                                                 ================= ===================================================

See accompanying notes to these condensed consolidated financial statements.


                                  PATH 1 NETWORK TECHNOLOGIES INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (in US$, thousands)
                                             (unaudited)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                           2002            2001
                                                                     ---------------------------------
Cash flows from operating activities:
 Net loss from continuing operations                                        $  (3,658)     $   (1,783)
 Adjustments to reconcile net loss to net cash
      used in operating activities:
    Depreciation and amortization                                                 165             349
   Interest expense associated with discount on notes issued                      557
   Notes issued for salary reduction                                               33
    Amortization of deferred compensation                                         173          (1,457)
    Loss on investment                                                            596               -
 Changes in assets and liabilities:
    Restricted cash                                                               (46)           (200)
    Other current assets                                                          112             (28)
    Inventory                                                                       6               -
    Other assets                                                                 (219)            (43)
     Accounts payable and accrued liabilities                                      27            (878)
    Accounts receivable                                                          (227)              -
    Accrued compensation and benefits                                            (142)           (197)
    Deferred revenue                                                               74             876
                                                                     ---------------------------------
           Cash provided by (used in) operating activities
                                                                               (2,549)         (3,361)
Cash flows from investing activities:
 Sale of marketable securities                                                    578           1,665
 Purchase of Metar ADC assets                                                       -          (1,000)
 Purchases of property and equipment                                              (90)           (374)
                                                                     ---------------------------------
           Cash provided by (used in) investing activities
                                                                                  488             291
Cash flows from financing activities:
 Issuance of common stock for options exercised, net                               54              38
 Issue convertible notes                                                        2,281               -
 Cash from extinguishment of shareholder notes                                     86             114
                                                                     ---------------------------------
           Cash provided by financing activities                                2,421             152

Cash flows from discontinued operations                                          (174)           (910)

Increase (decrease) in cash and cash equivalents                                  186          (3,828)

Cash and cash equivalents, beginning of period                                  1,181           7,171
                                                                     ---------------------------------
Cash and cash equivalents, end of period                                    $   1,367       $   3,343
                                                                     =================================
Supplemental cash flow disclosures:
 Unrealized gain/(loss) in marketable securities                            $       -       $ ( 1,068)
                                                                     =================================
 Capitalized debt issuance costs in connection with beneficial
  conversion charge and warrants                                            $   1,250               -
                                                                     =================================
 Issuance of common stock in connection with Felber settlement              $     545               -
                                                                     =================================
 Conversion of Notes to common stock issuable                               $       9               -
                                                                     =================================

  See accompanying notes to these condensed consolidated financial statements.


NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis Of Presentation

The accompanying condensed consolidated balance sheet at June 30, 2002, the condensed consolidated statements of operations for the three and six-month periods ended June 30, 2002 and the condensed, consolidated statement of cash flows for the six-month period ended June 30, 2002, have been prepared by Path 1 Network Technologies Inc. (the "Company") and have not been audited. The condensed consolidated balance sheet at December 31, 2001 has been audited. These quarterly financial statements, in the opinion of management, include all adjustments, consisting only of normal and recurring adjustments, necessary to state fairly the financial information set forth therein, in accordance with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Form 10-K filed April 15, 2002 and the Company's Form 10-Q filed May 14, 2002. The interim financial information contained in this filing is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2002.

In the period from January 30, 1998 (inception) through June 30, 2002, the Company incurred losses totaling US$28.5 million. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting business. Management does not believe that the Company's existing capital resources will enable the Company to fund operations for the next twelve months. Management's plans are to reduce costs in all areas of its operating plan until sufficient capital is raised to support growth and more substantial orders materialize; however, even with its cost reduction plan, the Company needs to raise additional funding to continue as a going concern. In the event the Company does not receive additional funding, the Company plans to: 1)
further reduce costs and focus on selling existing products and services; 2) sell the Company's assets through a merger or acquisition; or 3) seek protection under bankruptcy statutes. Without additional financing, the Company will be required to further delay, reduce the scope of, or eliminate one or more of its research and development projects and significantly reduce its expenditures on product deployment, and may not be able to continue as a going concern.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to current year presentation.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. As the Company did not have any goodwill on its balance sheet, the adoption of FAS142 did not have a material impact on the Company's financial statements.

In October 2001, the FASB issued SFAS No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 establishes a single model to account for impairment of assets to be held or disposed, incorporating guidelines for accounting and disclosure of discontinued operations. FAS 144 is effective for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. Management re-evaluated its investment in acquired technology (i.e. Sistolic) and recorded an impairment charge during the year ended December 31, 2001 of US$686,000. In April 2002, the Company sold its Sistolic business unit for a loss of approximately US$66,000 (see note 5).

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

Note 3 - Inventory

The Company records inventory, which consists primarily of raw materials used in the production of video gateways and related products, at the lower of cost or market. Cost is determined principally on the average cost method. Provision for potentially obsolete or slow-moving inventory are made based on analysis of inventory levels and future sales forecasts.

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

Note 5 - Reportable Operating Segments

The Company is a network communications technology company enabling simultaneous delivery of broadcast quality and interactive video transmissions and other real-time data streams over Internet Protocol (IP) Ethernet networks. For the purpose of applying Statement of Financial Accounting Standards (SFAS) No. 131, management determined that, subsequent to the discontinuance of the Silicon Systems business unit ("Sistolic") in April 2002, it has one operating segment.

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

The Company currently sells product to a limited amount of customers for the period ended June 30, 2002. For the period ended June 30, 2002, 56% and 31% of the product sales were to two customers in the video infrastructure market.

Note 6 - Discontinued Operations

In March 2002, a large semiconductor company, with whom the Company entered into a non-exclusive licensing agreement and an engineering services agreement in December 2001, informed the Company that it was terminating their agreements. The Company is in a payment dispute with this customer and is reviewing its alternatives. As a result of this action, the Company decided to dispose of its Sistolic business unit. On April 3, 2002, the Company disposed of the assets of this business unit back to Metar SRL in exchange for the elimination of the remaining obligations by the Company to Metar SRL and its affiliates, including the payable of US$686,000, the return of all stock options granted to Michael Florea and the Romanian employees, a confirmation that performance criteria specified in Michael Florea's employment agreement related to a potential US$4 million bonus with the Company were never met by him. The Company also received a limited use license to the business unit's intellectual property. Metar SRL will also receive 35,000 shares of our common stock. Michael Florea resigned on March 27, 2002, as an officer of the Company in anticipation of this transaction. The results of operations and the loss on disposal for the three and six-months ended June 30, 2002 and 2001 have been included in discontinued operations.

Note 7- Stock Options

The Company  accounts for  stock-based  compensation  arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") 25, Accounting for Stock Issued to Employees, SFAS No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, and SFAS No. 38, Determining the Measurement Date for Stock Option, Purchase, and Award Plans involving Junior Stock. The Company also complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

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

During the three-month periods ended June 30, 2002 and 2001, the Company recorded a stock-based compensation expense of US$73,000 and US$2,800,000 respectively, related to the amortization options outstanding to employees and consultants.

Note 8 - Notes payable

4% convertible Notes

In April and May 2002, the Company received approximately $1,031,000 from a private placement of convertible notes to European investors who were already Company stockholders. The notes carry a 4% annual coupon, paid quarterly in cash or stock, at the Company's discretion, and are convertible for a one-year conversion term at a price of $1.20 per share. As the conversion price was below the trading market price of the stock on the day of the notes were issued, the Company recorded a debt discount of $226,430 and will amortize the debt discount over the period of the convertible notes' convertibility period earliest conversion date. In June 2002 the Company received notification from 76% of the note holders of their intent to convert the instruments. As a result the portion of the unamortized debt issuance cost related to the debt to be converted of $172,143 was recorded as interest expense during the three months ended June 30, 2002. Due to the notice of conversion the Company has recorded 76% of the notes payable as common stock issuable, the remaining portion of approximately $281,000 is classified as current portion of notes payable in the accompanying balance sheet as of June 30, 2002.

In connection with the issuance of the convertible notes in April and May 2002 the Company issued warrants to purchase 664,781 shares of common stock at $1.60 per share. The warrants are fully vested and expire in June 2007. The Company recorded deferred interest expense on the warrants of $359,133 based upon a Black-Scholes valuation, and will amortize the deferred interest over the life of the notes. As a result of receiving notification that 76% of the notes will be converted, the unamortized deferred interest balance on the portion of the notes for which notification was received that totaled $273,030 was expensed in June 2002 when the notes were converted.

12% convertible Notes

In May 2002, the Company issued a 12% convertible note in the principal amount of $1,250,000. The note is convertible at a price of $1.40 per share and is payable on a monthly basis over 18 months. As the conversion price was below the trading market price of the stock on the day the note was issued the Company recorded a debt discount of $543,515 and will amortize the debt discount over the period of the convertible note earliest conversion date using the effective interest method. Through June 30, 2002 $8,400 of the note had been converted by the holder. As a result of the note being converted, the portion of the unamortized debt issuance cost related to the note converted of $3,652 was recorded as interest expense during the three months ended June 30, 2002. The current portion of the notes payable is approximately $903,000 and is classified as a short-term liability in the accompanying balance sheet as of June 30, 2002.

In connection with the issuance of the 12% convertible note in May 2002 the Company issued warrants to purchase 125,000 shares of common stock at $1.68 per share. The warrants are fully vested and expire, in May 2009. The Company recorded deferred interest expense on the warrants of $121,162 based on a Black-Scholes valuation, and will amortize the deferred interest over the life of the notes. As a result of receiving notification that $8,400 of the note will be converted, the unamortized deferred interest balance on the portion of the notes for which notification was received that totaled $814, was expensed in June 2002 when the notes were converted.


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


OVERVIEW

We design and sell products, using proprietary technology that enables the real-time transmission of audio, video and voice data over a single Internet Protocol (IP) network with end-to-end high quality of service (QoS). Our products make it possible for packet-switched IP networks to provide high-quality, real-time transmissions by coordinating the transport of packets across these networks in a way that eliminates or minimizes delays and unreliable delivery. We believe our products can make available the best of both worlds - the reliability and speed of circuit-switched networks, such as traditional telephone networks, along with the data carrying capability and low cost of IP networks.

At the core of our suite of products is our patented, patent-pending and copyrighted technology which is a software and hardware-based solution for managing network traffic that is, at its essence, a method (or algorithm) for the transmission of data on a real-time basis over IP networks and several trade secrets and intellectual property in a variety of areas dealing with the transport and distribution of data, voice and video over packet-based networks. Our technology addresses the inherent deficiencies of packet switching as applied to transmission of real-time signals by superimposing a circuit-switched infrastructure on standard IP networking, while maintaining full compatibility with existing IP networks. We believe that our technology combined with our other proprietary know-how, is capable of supporting the efficient transmission of all communications over a single network, thus bringing high-level QoS and real-time audio, video and telephony capabilities to the Internet and to standard IP networks.

Our customers and prospective customers include telecommunications companies, cable television operators, wireless service providers, new competitive service providers, broadcasters, government agencies, universities, systems integrators and semi-conductor companies. We offer long haul video, voice and data products, video-on-demand transmission products, and design and engineering services to support these products.

We are focusing our efforts on Internet Protocol (IP)-based offerings for broadcasters and the cable industry, Digital Subscriber Line (DSL) offerings for the communications industry and integrated solutions for systems integrators worldwide. Until recently, the resources of our Video Systems business unit were devoted primarily to research and development. However, we now have products in production and deployment. In the video transport market, for example, our Path 1 Cx1000 IP Video Gateway, which is a video gateway device designed to provide high quality video transmission capabilities to diversified media companies, television broadcasters, movie and broadcasting studios, is currently in production and in the early stages of deployment by a small number of customers. Our second product in the video transport market, the Path 1 Cx1400 IP Video Multiplexer, which is a video-on-demand gateway device designed to provide high quality video transmission capability to cable television operators, is being deployed by BarcoNet, N.V., a wholly-owned subsidiary of Scientific-Atlanta, Inc. BarcoNet is marketing a version of the Cx1400 IP Video Multiplexer in Europe under the name "iMux".


Liquidity And Capital Resources

In the period from January 30, 1998 (inception) through June 30, 2002, we incurred losses totaling US$28.5 million. The accompanying financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of conducting business. We do not believe that our existing capital resources will enable us to fund operations for the next twelve months. Our goal is to reduce our current cash burn to US$250,000 - US$350,000 per month. Our plans are to reduce costs in all areas of our operating plan until sufficient capital is raised to support growth and more substantial orders materialize; however, even with our cost reduction plan, we need to raise additional funding to continue as a going concern. In the event we do not receive additional funding, we plan to: 1) further reduce costs and focus on selling existing products and services; 2) sell the Company's assets through a merger or acquisition; or 3) seek protection under bankruptcy statutes. Without additional financing, we will be required to further delay, reduce the scope of, or eliminate one or more of our research and development projects and significantly reduce our expenditures on product deployment, and may not be able to continue as a going concern.

Since our inception on January 31, 1998, we have financed our operations primarily through the sale of common equity and debt securities to investors and strategic partners.

We anticipate that our existing resources will enable us to fund operations at least through the first quarter of 2003. In April and May 2002, we received approximately $1,031,000 from a private placement of convertible notes from European investors who were already Company stockholders. The notes carry a 4% annual coupon, paid quarterly in cash or stock, at our discretion, and are convertible for a one-year conversion term at a price of $1.20 per share. As the conversion price was below the trading market price of the stock on the day of the notes were issued, we will record a debt discount of $226,430 and will amortize the debt discount over the period of the convertible notes earliest conversion date using the effective interest method. In June 2002 we received notification from 76% of the note holders of their intent to convert the instruments.

In connection with the issuance of the convertible notes in April and May 2002 we issued warrants to purchase 664,871 shares of common stock at $1.60 per share. The warrants are fully vested and expire in June 2007.

In May 2002, we issued to Laurus Master Fund 12% convertible note in the principal amount of $1,250,000. The note is convertible at a price of $1.40 per share and is payable on a monthly basis over 18 months.

In connection with the issuance of the 12% convertible note in May 2002 we issued warrants to purchase 125,000 shares of common stock at $1.68 per share. The warrants are fully vested and expire on May 2009.

Cash, cash equivalents, restricted cash and marketable securities totaled US$1,413,000 at June 30, 2002 compared to US$1,181,000 at December 31, 2001. For the foreseeable future, we expect to incur substantial additional expenditures associated with research and development in addition to increased costs associated with staffing for management, manufacturing, sales and marketing and administration functions. Additional capital is required to implement our business strategies and fund our plan for future growth and business development.

At June 30, 2002, we had net working capital of US$180,000 compared to net working capital of US$271,000 at December 31, 2001. We are continuing to seek other sources of additional capital to fund operations until we are able to fund operations through internal cash flow.

Operating activities used US$2,500,000 in cash during the six-month period ended June 30, 2002 and US$3,400,000 for the same period in 2001.

Cash provided by investing activities during the six-month period ended June 30, 2002 was approximately US$488,000 compared to US$291,000 for the six-month period ended June 30, 2001. Cash provided by investing activities was primarily the result of the sale of marketable securities. As of June 30, 2002 we have no marketable securities available for sale.

At June 30, 2002, we have no material commitments other than our operating leases. Our future capital requirements will depend upon many factors, including the timing of research and product development efforts, the expansion of our general and administrative functions and sales and marketing efforts and the need to finance the manufacturing of commercial products that we may develop and launch. We expect to continue to expend significant amounts on research and development staffing, infrastructure and computer equipment to support on-going research and development activities.

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

Results Of Operations

Three Months Ended June 30, 2002 vs. Three Months Ended June 30, 2001

In the second quarter of 2002, we recognized revenue of US$541,000, compared to US$549,000 revenue during the three-month period ended June 30, 2001. The 2002 revenue is the result of the initial shipments of our commercial products for the video over IP transport market. We expect these initial revenues to come from the broadcast transmission infrastructure segment of the video transport market and the video on demand market, where we have established product (e.g., Cx1000 and Cx1400) and technology capabilities. In 2001 our revenue was primarily generated through an engineering service contract with BarcoNet N.V. and sales of an engineering proto-type to Leitch Technologies.

In the second quarter of 2002, cost of goods sold decreased to US$267,000 from US$336,000 at June 30, 2001. Cost of goods sold for products consists of raw material costs, warranty costs and labor associated with building product. Cost of goods sold for contract services consists primarily of engineering payroll costs. The reduction in costs of goods sold is due to the focus on shipment of product, which has a margin on each unit sold versus engineering services where there is not a fixed and determinable margin.

Engineering  research  and  development   expenses,   excluding  the  effect  of
stock-based compensation, have decreased when compared to the same period in 2001. The decrease of approximately US$204,000 is primarily a result of our focus on reducing our operating expenditures, selling our Sistolic business unit and curtailing the use of outside consultants. Although we believe that under our current operating plan we possess the correct complement of engineering staff and consultants to effectively continue the development and rollout of our products, we will need to rapidly hire additional staff if our products achieve a significant level of market acceptance.

General and administrative expenses, excluding the effect of stock-based compensation, decreased from US$866,000 for the second quarter ended June 30, 2001 to US$566,000 for the second quarter ended June 30, 2002. The decrease of approximately US$300,000 is primarily due to reduced operating expenses such as rent, amortization of intangibles, payroll costs and outside consulting costs.

Stock-based compensation expense is a non-cash expense item that is recognized as a result of stock options having exercise prices below estimated fair value. Stock-based compensation expense is calculated as the difference between exercise prices and estimated fair market value on the date of grant. If the options are subject to variable accounting treatment, additional compensation expense, positive or negative, is recognized each quarter based on the fair market value of our common stock in accordance with the provisions of variable stock option accounting. In the second quarter of 2001 our stock price fell resulting in a large negative compensation "expense". In October 2001, we offered our holders of Class B common stock options an opportunity to exchange their options for Class A common stock options. Since all of the option holders of options on Class B common stock elected to exchange their options for options on Class A common stock, the Company ceased recording this compensation expense related to employee options after a final one-time adjustment in October of 2001. We will continue to record compensation expense related to the outstanding options to consultants and some employees for the amount of options that vest in that period. Therefore, in the quarter ended June 30, 2002 the Company only recognized the expense related to previously granted stock options held by consultants and employees.

Our interest income decreased from US$54,000 of income for the three-month period ended June 30, 2001 to US$557,000 of expense for the three-month period ended June 30, 2002. The decrease of approximately US$611,000 is due to a non-cash interest charge related to the issuance of convertible debentures at below market price and issuance of warrants (see note 7).

Six Months Ended June 30, 2002 vs. Six Months Ended June 30, 2001

For the first six months of 2002 we recognized revenue of US$696,000 compared to US$549,000 during the six-month period ended June 30, 2001. The 2002 revenue is the result of the initial shipments of our commercial products for the video over IP transport market. We expect these initial revenues to come from the broadcast transmission infrastructure segment of the video transport market and the video on demand market, where we have established product (e.g., Cx1000 and Cx1400) and technology capabilities. For the same period in 2001 our revenues were primarily a result of contract services performed for BarcoNet N.V. in the development of our video multiplexer for the video on demand market, now known as the Cx1400 and the sale of engineering proto-type units to Leitch Technologies.

In the first and second quarter of 2002, cost of goods sold increased to US$369,000 from US$336,000 for the six-month period ended June 30, 2001. Cost of goods sold for products consists of raw material costs, warranty costs and labor associated with building product. Cost of goods sold for contract services consists primarily of engineering payroll costs. The slight reduction in costs of goods sold is due to the focus on shipment of product, which has a margin on each unit sold versus engineering services where there is not a fixed and determinable margin.

Engineering  research  and  development   expenses,   excluding  the  effect  of
stock-based compensation, have decreased when compared to the same period in 2001. The decrease of approximately US$629,000 is primarily a result of our focus on reducing our operating expenditures, the sale of our Sistolic business unit and reduced use of outside consultants. Although we believe that under our current operating plan we possess the correct complement of engineering staff and consultants to effectively continue the development and rollout of our products, we will need to rapidly hire additional staff if our products achieve a significant level of market acceptance.

General and administrative expenses, excluding the effect of stock-based compensation, decreased from US$1,673,000 for the six-month period ended June 30, 2001 to US$1,345,000 for the six-month period ended June 30, 2002. The decrease of approximately US$328,000 is primarily due to reduced operating expenses such as rent and payroll costs and outside consulting costs in the second quarter ended June 30, 2002.

Stock-based compensation expense is a non-cash expense item that is recognized as a result of stock options having exercise prices below estimated fair value. Stock-based compensation expense is calculated as the difference between exercise price and estimated fair market value on the date of grant. If the options are subject to variable accounting treatment, additional compensation expense, positive or negative, is recognized each quarter based on the fair market value of our common stock in accordance with the provisions of variable stock option accounting. In the second quarter of 2001 our stock price fell resulting in a large negative compensation "expense". In October 2001, we offered our holders of Class B common stock options an opportunity to exchange their options for Class A common stock options. Since all of the option holders of options on Class B common stock elected to exchange their options for options on Class A common stock, the Company ceased recording this compensation expense related to employee options after a final one-time adjustment in October of 2001. We will continue to record compensation expense related to the outstanding options to consultants and some employees for the amount of options that vest in that period. Therefore, in the six-month period ended June 30, 2002 the Company only recognized the expense related to previously granted stock options held by consultants and employees.

Our interest income decreased from US$151,000 of income for the six-month period ended June 30, 2001 to US$557,000 of expense for the six-month period ended June 30, 2002. The decrease of approximately US$708,000 is due to a non-cash interest charge related to the issuance of convertible debentures at below market price and issuance of warrants(see note 7).

Discontinued Operations

We decided to dispose of our Silicon Systems business unit ("Sistolic") after a large semiconductor company, with whom we entered into a non-exclusive licensing agreement and an engineering services agreement related to Sistolic's technology, informed us that they were terminating their agreements in March 2002. Due to this material and adverse turn of events, we decided that we could no longer sustain the negative cash flow from Sistolic. Therefore, on April 3, 2002, we disposed of the assets of this business unit back to Metar SRL and Michael Florea in exchange for the elimination of the remaining obligations by us to Metar SRL and its affiliates, including the payable of US$686,000, the return of all stock options granted to Michael Florea and the Romanian employees, and a confirmation that performance criteria specified in Michael Florea's employment agreement related to a potential US$4 million bonus with us were never met by him. We also received a limited use license to the business unit's intellectual property in favor of us. In addition, the Romanian facility lease was transferred to Metar SRL and the Romanian employment contracts were terminated and Metar SRL was permitted to hire any and all Romanian employees. Metar SRL will also receive 35,000 shares of our common stock. Michael Florea resigned on March 27, 2002, as an officer of the Company in anticipation of this transaction. Sistolic's results of operations for the three and six-months ended June 30, 2002 and 2001 have been included in discontinued operations.

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

We need additional funding to meet current commitments and continue development of our business; if we do not receive additional funding, our ability to continue as a going concern cannot be assured.

To this end, we have initiated a cost reduction program to reduce our negative cash burn from over US$600,000 per month to approximately US$250,000 -
US$350,000 per month. We are reducing costs in all areas of our operating plan until sufficient capital is raised to support growth and more substantial orders materialize. In the event we do not receive additional funding, we plan to: 1) further reduce our costs and focus on selling existing products and services; 2) sell our assets through a merger or acquisition; or, 3) seek protection under bankruptcy statutes. Even with our cost reduction plan, we need to raise additional funding to continue as a going concern.

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

We have incurred operating losses since our inception in January 1998, and we expect to incur losses and negative cash flow for at least the next few quarters. As of June 30, 2002, our accumulated deficit was approximately US$28.5 million. We expect to continue to incur significant operating expenses and research and development expenses and, as a result, we will need to generate significant revenues to achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.


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

o    short-selling programs;

o changes in IT spending patterns and the rate of consumer acceptance of video-on-demand;

o    product sales progress, both positive and negative;

o the stock market's perception of the telecommunications equipment industry as a whole;

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

     These and other factors may make it difficult for our stockholders to sell their shares into the open market if and when eligible to do so. In addition, stock prices for many technology companies, especially early-stage companies such as ourselves, fluctuate widely for reasons that may be unrelated to operating results. These fluctuations, as well as general economic, market and political conditions such as interest rate increases, recessions or military or political conflicts, may materially and adversely affect the market price of our common stock, thereby causing you to lose some or all of your investment.

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

We have limited product sales experience and we are relying primarily on a few customers.

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

     To date, there has been only a limited public market for our securities and there can be no assurance that a broad public market for our securities will develop in the future, or if such a broad market does develop, that it will last. Our common stock is presently quoted for trading on the OTC Bulletin Board, a quotation service that displays real-time quotes and other information about over-the-counter (OTC) equity securities, and on the Third Segment of the Frankfurt Stock Exchange. Trading activity in our common stock on the OTC Bulletin Board is limited and trading activity in our common stock on the Frankfurt Stock Exchange is dormant. In addition, we may be unable to attract and maintain good-quality market makers. In the event a liquid market for our common stock does develop, there can be no assurance that the market will be strong enough to absorb all of the common stock currently owned by our stockholders and any common stock that may be issued in the future, restricted shares of our common stock that are eligible for resale under Rule 144, combined with (i) the shares (and warrants to purchase shares) that we anticipate selling in any private placement offering, (ii) shares that we may issue to Laurus Funds pursuant to our convertible note with them, (iii) shares of common stock owned by Leitch Technology Corporation that Leitch, pursuant to its demand registration rights, may require us to register for resale into the public market, and (iv) shares issued or issuable pursuant to our stock option plans, have the potential to create a supply/demand imbalance that could adversely affect our stock price. In addition, subsequent issuances of equity or equity-linked securities may further saturate the market for our common stock. The resale of substantial amounts of our common stock will have an adverse effect on the market price of our stock.

         We believe our stock has in the past been and may in the future be the subject of short selling programs. Short sales can severely and negatively affect the prices of stocks which have little market liquidity.

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

     In April 2000, we entered into a strategic marketing relationship with Leitch Technology Corporation, a Canadian public company and international distributor of professional video products that owns approximately one-third of our outstanding common stock. As part of this strategic marketing relationship, Leitch invested US$10 million in us and gave us 200,000 shares of Leitch common stock in consideration of our entering into a Technology License Agreement with Leitch, dated April 10, 2000 granting Leitch (i) a non-exclusive license to sell and otherwise use our proprietary TrueCircuit(R) technology; and (ii) a worldwide, exclusive license, even as to us, to sell and otherwise exploit our TrueCircuit(R) technology in connection with commercial activities directed to the professional broadcast video studio market. The non-exclusive license has a term of five years (unless earlier terminated by us or Leitch) and is automatically renewable for additional five-year periods (unless earlier terminated by us or Leitch). The duration of the exclusive license with Leitch is one year and, thereafter, automatically renews for five consecutive one-year periods, provided we receive the minimum aggregate monies and other consideration from Leitch required for that year. The minimum fees to be paid by Leitch to maintain its exclusive license for the five-year exclusive term escalate annually and total US$32 million, exclusive of royalties. After this initial five-year term, provided the exclusive license is still in effect, the minimum yearly thresholds would be negotiated, within certain parameters, by us and Leitch. Leitch is not obligated to pay us royalties until March 2006 for any of the TrueCircuit(R)-based products sold by Leitch or its sub-licensees under the exclusive license. We are currently discussing with Leitch the renewal terms and conditions for this exclusive license. We believe that, according to the terms of the Technology License Agreement, Leitch is required to pay us US$2 million in cash or other consideration in order for Leitch's exclusive license to be renewed in April 2003 (Leitch's failure to pay the required consideration would cause Leitch's exclusive license to automatically convert to a non-exclusive license). We believe that the exclusive license would then be terminated in favor of a non-exclusive license. There can be no assurance that we will come to a mutually acceptable resolution with Leitch regarding this potential payment dispute and the status of their license. Furthermore, if it is found that Leitch is required to pay us US$2 million to maintain its exclusive license for the twelve (12) month-period beginning April 2003, we believe that Leitch will decline to remit such payment.

     Although we entered into a strategic marketing relationship with Leitch with the expectation that Leitch, as an established company in the professional video products field and an experienced manufacturer and distributor of video products, would provide us with a significantly enhanced ability to manufacture, sell and distribute our initial products in this field, Leitch had been unsuccessful to date in selling TrueCircuit(R) technology-based products into the professional broadcast video market or other markets. In 2002, Leitch wrote-down their investment in us to zero. On March 28, 2002, Reginald J. Tiessen resigned from our Board of Directors. With the December 2001 resignation of John A. MacDonald from the Company's Board of Directors, this leaves Leitch without current Path 1 Board representation. As of the date of this writing, we do not believe that Leitch will be an active partner in developing the professional broadcast video studio market for us. In addition, any further deterioration in our relationship with Leitch could adversely affect Leitch's motivation to market and sell our TrueCircuit(R) technology-based products into the professional broadcast video studio market. This deterioration would be especially damaging so long as Leitch retains its exclusive license, as Leitch might fail to commit the necessary technical, financial and other resources to successfully market our products into the professional broadcast studio video market, yet still prevent us from doing so.

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

     Due to this material and adverse turn of events, we concluded that we could no longer sustain the negative cash flow from the Silicon Systems business unit. On April 3, 2002, we sold all of the assets of this business unit back to Metar SRL. Although we retained a limited use license to the business unit's intellectual property, we have little else to show for the time and funds we invested in Sistolic.

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

     Assuming we receive adequate funding to conduct our business as presently proposed to be conducted, we anticipate that we could grow rapidly in the future. This anticipated growth will place strain on our managerial, financial and personnel resources. The pace of our anticipated expansion, together with the complexity of the technology involved in our products and the level of expertise and technological sophistication incorporated into the provision of our design, engineering, implementation and support services, demands an unusual amount of focus on the operational needs of our future customers for quality and reliability, as well as timely delivery and post-installation and post-consultation field and remote support. In addition, new customers, especially customers that purchase novel and technologically sophisticated products such as ours, generally require significant engineering support. Therefore, adoption of our platforms and products by customers would increase the strain on our resources. To reach our goals, we will need to hire rapidly, while, at the same time investing in our infrastructure. We expect that we will also have to expand our facilities. In addition, we will need to:

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

     Our success depends on the efforts and abilities of our senior management, specifically Frederick A. Cary, Ronald D. Fellman, David A. Carnevale, Bernard
J. Tyler, Yendo Hu and other senior managers and certain other key personnel. If any of these key employees leaves or is seriously injured and unable to work and we are unable to find a qualified replacement, then our business could be harmed.

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

The issuance of common stock to DTKA Holdings under our equity line and to purchasers of units in our 2002 private placement offering would cause significant dilution to our stockholders, and the resale of such shares by DTKA and the purchasers in the private placement may depress the price of our common stock.

     In January 2002, we entered into a common stock purchase agreement with DTKA Holdings Limited, a British Virgin Islands company, for the potential future issuance and sale of up to US$10 million of common stock, which is required to be registered. Under this arrangement, we, at our sole discretion, may, from time to time, draw down on this facility (otherwise known as an "equity line"), requiring DTKA Holdings to purchase shares of our common stock at prices calculated on the basis of discounts ranging from 6.5% to 8.5% from the daily volume weighted average price of our common stock on the principal exchange or trading market on which our common stock is trading on the date of the draw down. We may not draw down on this facility until we have filed a registration statement with the Securities and Exchange Commission to register enough shares of common stock to cover the shares to be issued pursuant to such draw down, and until this registration statement has been declared effective. As of June 30, 2002 we have not begun the registration process. The issuance of shares of common stock to DTKA Holdings pursuant to this equity line could result in significant dilution to our stockholders. However, we do not currently intend to draw down on any funds under this facility.

The issuance of common stock to Laurus Funds in connection with our convertible note to them would cause significant dilution to our stockholders, and the resale of such shares by Laurus may depress the price of our common stock.

In May 2002, we issued a 12% convertible note in the principal amount of $1,250,000. The note is convertible at a price of $1.40 per share and is payable on a monthly basis over 18 months. For the three months ended June 30, 2002 $8,400 of the note had been converted by the holder. However as a result of the note being converted, the portion of the unamortized debt issuance cost related to the note converted of $3,652 was recorded as interest expense during the three months ended June 30, 2002.

We offer stock options to our employees, non-employee directors, consultants and advisors, which could result in ongoing dilution to all stockholders.

     We maintain two equity compensation plans: (i) the 2000 Stock Option/Stock Issuance Plan (the "2000 Plan"), pursuant to which we may issue options and common stock to employees, officers, directors, consultants and advisors, and
(ii) the 2001 Employee Stock Purchase Plan (the "Purchase Plan"), approved by our stockholders in February 2002, pursuant to which our employees are provided the opportunity to purchase our stock through payroll deductions. As of June 30, 2002, there were options outstanding to purchase 3,859,621 shares of common stock under our 2000 Plan; 380,897 shares of common stock remain available for issuance under the 2000 Plan. A maximum of 250,000 shares of common stock have been authorized for issuance under the Purchase Plan.

     We plan to continue to provide our employees opportunities to participate in the Purchase Plan. We also wish to issue options, either under the 2000 Plan or otherwise, to purchase sizable numbers of shares of common stock to new and existing employees, officers, directors, advisors, consultants or other individuals as we deem appropriate and in our best interests. These ongoing purchases of our common stock (as well as future option grants by us and subsequent exercises of options) could result in substantial dilution to all stockholders and increased control by management.

     The  number of shares of common  stock  subject  to  currently  outstanding options under the 2000 Plan, as well as shares of common stock subject to options granted other than under the 2000 Plan, exceeds 30% of the total number of shares of our currently outstanding common stock. The California Department of Corporations has issued regulations for companies seeking qualification of stock option plans, which regulations require that the total number of shares issuable upon exercise of all options shall not exceed 30% of such companies' outstanding shares, unless a percentage higher than 30% is approved by at least two-thirds of the outstanding shares entitled to vote. We unsuccessfully sought to obtain this two-thirds supermajority vote of the outstanding shares. Therefore the issuance of further stock options and shares under the 2000 Plan to persons other than officers, directors and previous optionees requires qualification, which under current conditions we cannot obtain, of the securities under the "blue sky" securities provisions of the California Corporations Code. This may limit our ability to grant options and stock as a means of attracting and retaining employees.

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

     As of June 30, 2002, a small number of our executive officers, directors and 5% stockholders, beneficially own, in the aggregate, approximately 48% of our outstanding common stock; these stockholders are Leitch Technology Corporation, Ronald D. Fellman and Douglas A. Palmer. As a result, these stockholders (or subgroups of them) retain substantial control over matters requiring approval by our stockholders, such as the election of directors and approval of significant corporate transactions. Pursuant to the terms of a stockholders' agreement with Leitch, dated April 10, 2000, Ronald D. Fellman and Douglas A. Palmer, who together hold approximately 15% of our outstanding common stock, have agreed to vote all securities of Path 1 held by them in favor of designees of Leitch for two positions on our seven-person Board of Directors, for as long as Leitch continues to hold at least 20% of our capital stock (on an as-converted, as-exercised, fully-diluted basis). As of June 30, 2002, Leitch held approximately one-third of our outstanding common stock. Leitch has declined, for the time being, to exercise its right to designate director nominees.

     Under this Stockholders' Agreement, Leitch Technology Corporation also has rights of first refusal to purchase (i) any equity securities offered in a private sale by Dr. Fellman, Dr. Michael Elliott and Dr. Palmer, and (ii) its pro rata share of any capital stock, or rights, options, warrants or to purchase capital stock issued by us, on the same terms and at the same price offered by us to the third party or parties. These rights of first refusal and the voting agreement give Leitch the potential to maintain or expand its substantial equity position in us and exert significant influence over matters of corporate governance. The right of first refusal with respect to securities offerings by us could, in certain circumstances, serve as a deterrent to future acquirors, especially if Leitch does not approve of a proposed merger or acquisition, and could give Leitch the leverage to condition its consent to offerings of our securities on our adoption of policies favored by Leitch. In addition, Leitch maintains demand registration rights pursuant to which it can require us to register its shares of our common stock with the Securities and Exchange Commission for resale into the public market. Such registration and resale could adversely affect the price of our common stock.

     Our equity compensation plans give wide latitude to the plan administrator (our Board of Directors or committee thereof) to make option grants or stock issuances to our officers and directors and to grant broad auxiliary rights in connection with such option grants or stock issuances (e.g. full or partial acceleration of vesting upon change of control or upon attainment of certain performance milestones). In January 2002, our executive officers and employees were granted stock options under our 2000 Stock Option/Stock Issuance Plan in return for their agreement to voluntarily reduce their salaries for a period of 90-days. Additional option grants to our officers and directors would serve to increase their equity ownership of the company and would allow these officers and directors, should they choose to exercise their options, to exert increased control over us.

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

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We would be exposed to changes in interest rates primarily from our marketable securities and investments in certain available-for-sale securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At June 30, 2002, we did not have any marketable securities or investments in available-for-sale securities.


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Not applicable.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 18, 2002 we completed the registration of 2,285,714 shares of common stock pursuant to a securities purchase agreement between us and Laurus Funds, Ltd.

On August 7, 2002 we filed Form SB-2 to register 1,767,676 shares of common stock pursuant to a private placement completed in May 2002.

These were private placements, exempt from the Securities Act registration requirement by virtue of Securities Act Section 4(2).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 14, 2002 the Annual Meeting of Stockholders was held. The following directors were re-elected to serve on the Board of Directors until their term expires at the next annual meeting of stockholders in 2003: Ronald D. Fellman (6,188,473 for; 0 abstain/withheld), James A. Bixby (6,188,473 for; 0 abstain/withheld), Frederick A. Cary (6,188,473 for; 0 abstain/against), Robert
B. Clasen (6,188,473 for; 0 abstain/against), Robert L. Packer (6,188,473 for; 0 abstain/against), In addition, the stockholders approved the following proposal:

Proposal #2. Ratification of the selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2002. There were 6,188,473 votes for and no votes against.

Proposal #3. To approve and adopt an amendment to the 2000 Stock Option/Issuance Plan increasing the authorized number of shares to 4,260,000. There were 4,411,324 votes for, 167,750 votes against and 589,669 abstained, with 1,019,730 broker non-votes.

Proposal #4. To approve, under our 2000 Stock Option Stock/Issuance Plan total option and share grants equal to up to 65% of the Company's outstanding stock. There were 4,403,124 votes for, 169,750 votes against and 595,869 abstained, with 1,019,730 broker non-votes.

Proposal #2 and proposal #3 were adopted. Proposal #4 required a supermajority of 2/3rds of the total shares outstanding. Since there were insufficient votes to constitute a supermajority, proposal #4 failed.

ITEM 5.  OTHER INFORMATION

On July 12, 2002, Richard B. Slansky resigned as Chief Financial Officer of the Company.

On July 12, 2002 Douglas A. Palmer resigned from the Company.

In May 2002, Dr. Ronald Fellman commenced a qualified selling plan under SEC 10B5-1. The plan runs for sixty trading days starting July 29, 2002 and sells a maximum of 500 shares per day.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the three-month period ended June 30, 2002.

Exhibits. The following exhibits are included as part of this report. References to "us" in this Exhibit List mean Path 1 Network Technologies inc., a Delaware corporation.

Exhibit
Number   Description

10.18 Separation and General Release between us and Richard B. Slansky dated July 8, 2002. *
10.19    Letter of Resignation from Douglas A. Palmer dated May 24, 2002. *
10.20    Consulting Agreement between us and Douglas A. Palmer dated May 24,
         2002. *
10.22 Securities Purchase Agreement between us and our current European Shareholders. (1)
10.23    Convertible promissory note issued to various European Shareholders.
         (1)
99.1     Certification under Section 906 of the Sarbanes-Oxley Act of 2002. *



(1) This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Registration Statement on Form SB-2, filed with the commission on August 7, 2002.


* Filed Herewith


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Path 1 Network Technologies Inc.


By: /s/ Frederick A. Cary
-------------------------
Frederick A. Cary
President and Chief Executive Officer


By: /s/ Donald W. Raymond
------------------------
Donald W. Raymond
(Principal Financial and Accounting Officer)

Date: August 14, 2002



Exhibits. The following exhibits are included as part of this report. References to "us" in this Exhibit List mean Path 1 Network Technologies inc., a Delaware corporation.

Exhibit
Number   Description

10.18 Separation and General Release between us and Richard B. Slansky dated July 8, 2002. *
10.19    Letter of Resignation from Douglas A. Palmer dated May 24, 2002. *
10.20    Consulting Agreement between us and Douglas A. Palmer dated May 24,
         2002. *
10.22 Securities Purchase Agreement between us and our current European Shareholders. (1)
10.23    Convertible promissory note issued to various European Shareholders.
         (1)
99.1     Certification under Section 906 of the Sarbanes-Oxley Act of 2002. *



(1) This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Registration Statement on Form SB-2, filed with the commission on August 7, 2002.


* Filed Herewith