Form 10-Q
period 2002-09-30
PATH 1 NETWORK TECHNOLOGIES INC
filed 2002-11-18
CIK 1059404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)
           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
               For the Quarterly Period Ended September 30, 2002.
                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
           For the transition period from____________ to____________.

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of November 14, 2002, 9,602,216 shares of the registrant's common stock were outstanding.

                        PATH 1 NETWORK TECHNOLOGIES INC.
                          Quarterly Report on Form 10-Q
                For the Quarterly Period Ended September 30, 2002

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION.................................................3
   ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)....................................3
      CONDENSED CONSOLIDATED BALANCE SHEETS....................................3
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS..........................4
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS..........................5
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.....................6
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS......................................12
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
     MARKET RISK .............................................................31
  ITEM 4.  CONTROLS AND PROCEDURES.
PART II - OTHER INFORMATION...................................................31
   ITEM 1. LEGAL PROCEEDINGS..................................................31
   ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..........................32
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES....................................32
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................32
   ITEM 5. OTHER INFORMATION..................................................32
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................33
   SIGNATURES ................................................................34


PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                        PATH 1 NETWORK TECHNOLOGIES INC.
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (in US$, thousands except share data)
                                                                             September 30,      December 31,
                                                                                 2002               2001
                                                                           --------------------------------------
ASSETS                                                                        (unaudited)
Current assets:
 Cash and cash equivalents                                                       $    359         $    1,181
 Restricted cash                                                                       61                  -
 Marketable securities, available for sale                                              -                552
 Accounts receivable, net                                                             729                322
 Inventory                                                                            126                 78
 Other current assets                                                                  29                207
                                                                           --------------------------------------
      Total current assets                                                          1,304              2,340

Property and equipment, net                                                           228                365
Assets of discontinued operations                                                       -                702
Debt issuance costs, net                                                              509                  -
Other assets                                                                          158                 11
                                                                           --------------------------------------
Total assets                                                                    $   2,199        $     3,418
                                                                           ======================================

LIABILITIES AND STOCKHOLDERS' (DEFICIT)/EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                                           $    790          $     898
 Accrued compensation and benefits                                                       232                469
 Liabilities of discontinued operations                                                    -                702
 Current portion of notes payable                                                      1,341                  -
 Deferred revenue                                                                         67                  -
                                                                           --------------------------------------
      Total current liabilities                                                        2,430              2,069

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $0.001 par value; no shares issued or outstanding                        -                  -
 Common stock, $0.001 par value; 20,000,000 shares authorized,                             9                  8
           9,178,216 and 8,299,126 shares issued outstanding at
           September 30, 2002, and December 31, 2001 respectively
 Common stock issuable                                                                    14                  -
 Notes receivable from stockholders                                                        -                (86)
 Additional paid-in capital                                                           29,592             26,801
 Deferred compensation                                                                   (87)              (276)
 Accumulated other comprehensive loss                                                      -               (616)
                                                                           --------------------------------------
 Accumulated deficit                                                                 (29,759)           (24,482)
                                                                           --------------------------------------
      Total stockholders' equity/(deficit)                                              (231)             1,349
                                                                           --------------------------------------
Total liabilities and stockholders' equity                                         $   2,199         $    3,418
                                                                           ======================================

See accompanying notes to these condensed consolidated financial statements.



                                           PATH 1 NETWORK TECHNOLOGIES INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (in US$, thousands, except per share amounts)
                                                     (unaudited)

                                                                    Three Months Ended              Nine Months Ended
                                                                       September 30,                  September 30,
                                                                    2002           2001            2002           2001
Revenues:

 Product sales                                                  $    537       $    249         $ 1,222         $  498
 Contract services                                                   105            501             116            801
 License revenue                                                     190                            190
                                                          -------------------------------------------------------------
Total revenues                                                      $832           $750          $1,528         $1,299
                                                          -------------------------------------------------------------
Cost of revenues:
 Cost of product sales                                               500             75             867            150
 Cost of contract services                                            31            411              33            672
                                                          -------------------------------------------------------------
Gross profit                                                         301            264             628            477


Operating expenses:
 Engineering research and development                                536            435           1,531          1,682
 Sales and marketing                                                 161             91             486            273
 General and administrative                                          532          1,083           1,877          2,531
 Stock-based compensation (benefit)*                                  43         (1,883)            216         (3,341)
                                                          -------------------------------------------------------------
        Total operating (expenses)/benefit                        (1,272)           274          (4,110)        (1,145)


Interest income                                                        -             29               -            180
Interest expense                                                    (326)             -            (883)             -
Restructuring charge                                                               (221)                          (221)
Loss on sale of securities                                             -           (208)           (590)          (256)
                                                          -------------------------------------------------------------
(Loss)/income from continuing operations                          (1,297)           138          (4,955)          (965)
                                                          =============================================================

Discontinued operations                                                0           (373)           (317)        (1,963)
                                                          -------------------------------------------------------------
Net Loss                                                       $  (1,297)     $    (235)       $ (5,272)      $ (2,928)
                                                          =============================================================

(Loss)/income from continuing operations per common
share - basic                                                  $   (0.15)     $    0.02        $  (0.58)      $  (0.12)
                                                          =============================================================

(Loss)/income from continuing operations per common
share - diluted                                                $   (0.15)     $    0.01        $  (0.58)      $  (0.12)
                                                          =============================================================

Loss from discontinued operations per common share -
basic                                                          $       -      $   (0.05)       $  (0.04)      $  (0.24)
                                                          =============================================================
Loss from discontinued operations per common share -
diluted                                                        $       -      $   (0.04)       $  (0.04)      $  (0.24)
                                                          =============================================================

Loss per common share - basic                                  $   (0.15)     $   (0.03)       $  (0.61)      $  (0.36)
                                                          =============================================================
Loss per common share - diluted                                $   (0.15)     $   (0.02)       $  (0.61)      $  (0.36)
                                                          =============================================================

Weighted average common shares outstanding - basic                 8,589          8,202           8,589          8,204
                                                          =============================================================
Weighted average common shares outstanding - diluted               8,589          9,923           8,589          8,204
                                                          =============================================================

 (*)  The following table shows how the Company's stock-based compensation would be allocated to the respective department expense line items:
         Research and development                              $      39      $    (853)         $  158       $ (1,551)
         Sales and marketing                                           1           (317)             46           (572)
         General and administrative                                    3           (713)             12         (1,218)
                                                          -------------------------------------------------------------
                                                               $      43      $  (1,883)         $  216       $ (3,341)
                                                          =============================================================
See accompanying notes to these condensed consolidated financial statements.


                                  PATH 1 NETWORK TECHNOLOGIES INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (in US$, thousands)
                                             (unaudited)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                 2002            2001
                                                                     ---------------------------------
Cash flows from operating activities:
 Net loss from continuing operations                                        $  (4,955)      $    (965)
 Adjustments to reconcile net loss to net cash
      used in continuing operations
    Depreciation and amortization                                                 215             538
   Interest expense associated with debt issuance costs                           849               -
   Notes issued for salary reduction                                               33               -
    Amortization of deferred compensation                                         212          (3,340)
    Loss on investment                                                            596               -
    Restructuring charge                                                                          221
    Warrants issued for recruiting services 138 Changes in assets and liabilities:
    Restricted cash                                                               (61)           (200)
    Other current assets                                                          130             (38)
    Other assets                                                                 (273)            (15)
    Accounts payable and accrued liabilities                                      437            (863)
    Accounts receivable                                                          (407)              -
    Accrued compensation and benefits                                            (253)            401
    Deferred revenue                                                               67             226
                                                                    ---------------------------------
           Cash  used in operating activities                                  (3,410)         (3,897)
Cash flows from investing activities:
 Sale of marketable securities                                                    578           2,208
 Purchase of Metar ADC assets                                                       -          (1,000)
 Purchases of property and equipment                                             (139)           (375)
                                                                     ---------------------------------
           Cash provided by  investing activities                                 439             833
Cash flows from financing activities:
 Issuance of common stock                                                         995              69
 Issue convertible notes                                                        1,308               -
 Cash from extinguishment of shareholder notes                                     86              57
                                                                     ---------------------------------
           Cash provided by financing activities                                2,389             126
Cash flows from discontinued operations                                          (240)         (1,963)
Decrease in cash and cash equivalents                                            (822)         (4,901)
Cash and cash equivalents, beginning of period                                  1,181           7,171
                                                                     ---------------------------------
Cash and cash equivalents, end of period                                      $   359       $   2,270
                                                                     =================================
Supplemental cash flow disclosures:
 Unrealized loss in marketable securities                                     $     -       $  (1,483)
                                                                     =================================

 Capitalized debt issuance costs in connection with beneficial
  conversion charge and warrants                                             $  1,250               -
                                                                     =================================

 Issuance of common stock in connection with Felber settlement                $   545               -
                                                                     =================================

See accompanying notes to these condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis Of Presentation

The accompanying condensed consolidated balance sheet at September 30, 2002, the condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2002 and 2001 and the condensed consolidated statement of cash flows for the nine-month period ended September 30, 2002 and 2001, have been prepared by Path 1 Network Technologies Inc. (the "Company") and have not been audited. The condensed consolidated balance sheet at December 31, 2001 has been audited. These consolidated quarterly financial statements, in the opinion of management, include all adjustments, consisting only of normal and recurring adjustments, necessary to state fairly the financial information set forth therein, in accordance with accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Form 10-K filed April 15, 2002 and the Company's Form 10-Q filed August 14, 2002. The interim consolidated financial information contained in this filing is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2002.

In the period from January 30, 1998 (inception) through September 30, 2002, the Company incurred losses totaling $29.8 million. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting business. Management does not believe that the Company's existing capital resources will enable the Company to fund operations for the next twelve months. Management's plans are to reduce costs in all areas of its operating plan until sufficient capital is raised to support growth and more substantial orders materialize. The Company has implemented various cost savings plans and continues to monitor cost savings initiatives. However, even with its cost reduction plan, the Company needs to raise additional funding to continue as a going concern. In the event the Company does not receive additional funding, the Company's plans included, but are not necessarily limited to: 1) further reducing costs and focusing on selling existing products and services; 2) selling the Company's assets through a merger or acquisition; or 3) seeking protection under bankruptcy statutes. Without additional financing, the Company will be required to further delay, reduce the scope of, or eliminate one or more of its research and development projects and significantly reduce its expenditures on product deployment, and may not be able to continue as a going concern.

Reclassifications

Certain reclassifications have been made to prior periods financial statements to conform to current year presentation.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. As the Company did not have any goodwill on its balance sheet, the adoption of SFAS No. 142 did not have a material impact on the Company's financial statements.

In October 2001, the FASB issued SFAS No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 establishes a single model to account for impairment of assets to be held or disposed, incorporating guidelines for accounting and disclosure of discontinued operations. FAS 144 is effective for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. Management re-evaluated its investment in acquired technology, namely Sistolic, and recorded an impairment charge during the year ended December 31, 2001 of $686,000.

In April 2002, the FASB issued SFAS No. 145 ("SFAS 145") Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS requires, among other things, (i) that the modification of a lease that results in a change of the classification of the lease from capital to operating under the provisions of SFAS No. 13 be accounted for as a sale-leaseback transaction, and (ii) the reporting of gains or losses from the early extinguishment of debt as extraordinary items only if they met the criteria of Accounting Principles Board Opinion No. 30 ("APB No. 30"), Reporting the Results of Operations. The amendment of SFAS No. 13 is effective for transactions occurring on or after May 15, 2002. Although the rescission of SFAS No. 4 is effective January 1, 2003, the FASB has encouraged early application of the provisions of SFAS No. 145. The Company does not anticipate adoption of this statement will have a material effect on the Company's financial position or results of operations.

In July 2002, the FASB issued Statement of Financial Accounting Standard No. 146 ("SFAS No. 146"), Accounting for Costs Associated with Exit or Disposal Activities (effective January 1, 2003). SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company does not anticipate the adoption of this statement will have a material effect on the Company's financial position or results of operations.




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

Note 3 - Inventory

The Company records inventory, which consists primarily of raw materials used in the production of video gateways and related products at the lower of cost or market. Cost is determined principally on the average cost method. Provisions for potentially obsolete or slow-moving inventory are made based on analysis of inventory levels and future sales forecasts.

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

Contract Service Revenue

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

License Revenue

Revenues from license fees are recognized when persuasive evidence of a sales arrangement exists, delivery and acceptance have occurred, the price is fixed or determinable, and collectability is reasonably assured.

Note 5 - Reportable Operating Segments

The Company is a network communications technology company enabling simultaneous delivery of broadcast quality and interactive video transmissions and other real-time data streams over Internet Protocol (IP) Ethernet networks. For the purpose of applying SFAS No. 131, management determined that, subsequent to the discontinuance of the Silicon Systems business unit ("Sistolic") in April 2002, it has one operating segment.

The Company currently sells product to a limited amount of customers. For the period ended September 30, 2002, approximately 74% and 23%, respectively, of product sales were to the Company's two largest customers in the video infrastructure market.

Note 6 - Discontinued Operations

In March 2002, a large semiconductor company with whom the Company entered into a non-exclusive licensing agreement and an engineering services agreement in December 2001 informed the Company that it was terminating their agreements. The Company is in a payment dispute with this customer. As a result of this action, the Company decided to dispose of its Sistolic business unit. On April 3, 2002, the Company disposed of the assets of this business unit back to Metar SRL, the Company's former Romanian subsidiary, in exchange for the elimination of the remaining obligations by the Company to Metar SRL and its affiliates, including the payable of $686,000, the return of all stock options granted to Michael Florea and the Romanian employees, and a confirmation that performance criteria specified in Michael Florea's employment agreement related to a potential $4 million bonus were never met by him. The Company also received a limited use license to the business unit's intellectual property. Metar SRL also received 35,000 shares of our common stock. Michael Florea resigned on March 27, 2002 as an officer of the Company in anticipation of this transaction.

The results of operations and the loss on disposal for the three and nine-months ended September 30, 2002 and 2001 have been included in discontinued operations. We recorded a loss of $317,000 from discontinued operations for the nine months ended September 30, 2002. Our loss from discontinued operations for our third quarter ended September 30, 2001 was $373,000, and a loss of $1,963,000 for the nine months ended September 30, 2001.


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

The Company accounts for equity instruments issued to non-employees using the fair value method in accordance with the provisions of SFASI No. 123 and Emerging Issues Task Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

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

During the three-month period ended September 30, 2002, the Company recorded a stock-based compensation expense of $43,000 related to the amortization of options outstanding to employees and consultants. For the same three-month period in 2001, the Company recognized a reduction of $1.9 million related to the amortization of stock based compensation.

Note 8 - Notes Payable

4% Convertible Notes

In April and May 2002, the Company received approximately $1,031,000 from a private placement of convertible notes to European investors who were existing Company stockholders. The notes carry a 4% annual coupon, paid quarterly in cash or stock, at the Company's discretion, and are convertible for a one-year conversion term at a price of $1.20 per share. As the conversion price was below the trading market price of the stock on the day the notes were issued, the Company recorded debt discount of $226,430, and commenced amortizing the debt discount over the period of the convertible notes' convertibility period earliest conversion date. Through September 30, 2002, approximately 76% of the note holders converted their notes into our stock. We recorded interest expense of $27,144 during the three months ended September 30, 2002 relating to amortization of debt issuance costs. The unconverted notes representing $258,000 are classified as current portion of notes payable in the accompanying balance sheet as of September 30, 2002.

In connection with the issuance of the convertible notes in April and May 2002, the Company issued warrants to purchase 664,871 shares of common stock at $1.60 per share. The warrants are fully vested and expire in June 2007. The Company recorded deferred interest expense on the warrants of $359,133 based upon a Black-Scholes valuation, and is amortizing the deferred interest over the life of the notes. In the third quarter ended September 30, 2002, we recorded interest expense of $43,051 related to amortization of deferred interest.

May 2002 12% Convertible Note

In May 2002, the Company issued a 12% convertible note in the principal amount of $1,250,000 to the Laurus Master Fund. The note is convertible at a price of $1.40 per share and is payable on a monthly basis over 18 months. The price at which this note converts into our stock generally varies monthly in proportion to the price of our stock at the time of conversion, and is based generally on a trailing market price. Principal and interest payments for the first three months of the loan period were deferred, with principal and interest being amortized over the remaining 15 months. As the conversion price was below the trading market price of the stock on the day the note was issued, the Company recorded a debt discount of $543,515 and is amortizing the debt discount over the period of the convertible note earliest conversion date using the effective interest method. Through September 30, 2002 $42,500 of the note had been converted by the holder. Included in the Company's interest expense is amortization of deferred interest of $181,172 and debt discount of $40, 387.. The balance of this notes payable as of September 30, 2002 is $1,083,000, and is classified as a short term liability.

In connection with the issuance of the 12% convertible note in May 2002 the Company issued warrants to purchase 125,000 shares of common stock at $1.68 per share. The warrants are fully vested and expire in May 2009.

Note 9 - Subsequent Event

November 2002 12% Convertible Note

On November 7, 2002, the Company issued a 12% convertible note in the principal amount of $300,000. The note is convertible at a price of $.85 per share and is payable on a monthly basis over 18 months. The price at which this note converts into our stock generally varies monthly in proportion to the price of our stock at the time of conversion, and is based generally on a trailing market price. As the conversion price was below the trading market price of $.90 per share on the day the note was issued, the Company will record a debt discount in its fourth quarter ended December 31, 2002, and will amortize the debt discount over the period of the convertible note from the earliest conversion date using the effective interest method. Under the terms of this note, the Company is not required to file a registration statement until the outstanding principal amount of the note dated May 2002 (referred to above) has been reduced to $200,000.

In connection with the issuance of the 12% convertible note in November 2002, the Company issued warrants to purchase 75,000 shares of common stock at $.85 per share. The Company will record deferred interest expense associated with the warrants in its fourth quarter ended December 31, 2002 under the Black Scholes valuation method, and will amortize the deferred interest over the life of the note. The 75,000 warrants issued in connection with the November 7, 2002 convertible note are fully vested and expire in November 2009.

As part of the November 7, 2002 convertible note transaction, the Company also repriced the conversion price of the May 2002 convertible note and 175,000 warrants (See Note 8) - which had been purchased by the same investor to $.85 per share. The term of the May 2002 note, in turn, was extended to May 7, 2004. These terms will change the previously reported debt discount amount, deferred interest expense amount and amortization periods.

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


OVERVIEW

We design and sell products, using proprietary technology that enables the real-time transmission of audio, video and voice data over a single Internet Protocol (IP) network with end-to-end high quality of service (QoS). Our products make it possible for packet-switched IP networks to provide high-quality, real-time transmissions by coordinating the transport of packets across these networks in a way that eliminates or minimizes delays and unreliable delivery. We believe our products can make available the best of both worlds - the reliability and speed of circuit-switched networks, such as traditional telephone networks, coupled with the data carrying capability and low cost of IP networks.

At the core of our suite of products is our patented, patent-pending and copyrighted technology that is a software and hardware-based solution for managing network traffic. Our technology is based on our methodology for the transmission of data on a real-time basis over IP networks, coupled with several trade secrets and intellectual property in a variety of areas dealing with the transport and distribution of data, voice and video over packet-based networks. Our technology addresses the inherent deficiencies of packet switching as applied to transmission of real-time signals by superimposing a circuit-switched infrastructure on standard IP networking, while maintaining full compatibility with existing IP networks. We believe that our technology - combined with our other proprietary know-how - is capable of supporting the efficient transmission of all communications over a single network, thus bringing high-level QoS and real-time audio, video and telephony capabilities to the Internet and to standard IP networks.

Our customers and prospective  customers include  telecommunications  companies, cable television operators, satellite operators, entertainment companies, wireless service providers, new competitive service providers, broadcasters, government agencies, universities, systems integrators and video server and equipment providers. We offer long haul video, voice and data products, video-on-demand transmission products, and design and engineering services to support these products.

We are focusing intensely on Internet Protocol (IP)-based offerings for broadcasters and the cable industry, Digital Subscriber Line (DSL) offerings for the communications industry and integrated solutions for systems integrators worldwide. Until recently, the resources of our Video Systems business unit were devoted primarily to research and development. However, we now have products in production and deployment. In the video transport market, for example, our Cx1000 IP Video Gateway, which is a video gateway device designed to provide high quality video transmission capabilities to diversified media companies, television broadcasters, movie and broadcasting studios, is currently in production and in the early stages of deployment by a small number of customers. Our second product in the video transport market, the Cx1400 IP Video Multiplexer, which is a video-on-demand gateway device designed to provide high quality video transmission capability to cable television operators, is being deployed by BarcoNet, N.V., a wholly-owned subsidiary of Scientific-Atlanta, Inc. BarcoNet is marketing a version of the Cx1400 IP Video Multiplexer in Europe under the name "iMux".


Liquidity And Capital Resources

From January 30, 1998 (our inception) through September 30, 2002, we incurred losses totaling $29.8 million. The accompanying financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of conducting business. We do not believe that our existing capital resources will enable us to fund operations for the next twelve months. We had negative working capital of $1,126,000 for our quarter ended September 30, 2002, and a decrease of $822,000 in cash and cash equivalents for the nine months ended September 30, 2002.

Our plans are to reduce costs in all areas of our operating plan until sufficient capital is raised to support our growth and more substantial product orders materialize; however, even with our cost reduction plans, we need to raise additional funding to continue as a going concern. In the event we do not receive additional funding, our plans may include, but are not necessarily limited to: 1) further reducing costs and focusing on selling existing products and services; 2) selling the Company's assets through a merger or acquisition; or 3) seeking protection under bankruptcy statutes. Without additional financing, we may be required to further delay, reduce the scope of, or eliminate one or more of our research and development projects and significantly reduce our expenditures on product deployment, and we may not be able to continue as a going concern.

Since our inception, we have financed our operations primarily through the sale of common equity and debt securities to investors and strategic partners. In April and May 2002, we received approximately $1,031,000 from a private placement of convertible notes with European investors who were existing Company stockholders. The notes carry a 4% annual coupon, paid quarterly in cash or stock, at our discretion, and are convertible for a one-year conversion term at a price of $1.20 per share. As the conversion price was below the trading market price of stock on the day the notes were issued, we recorded a debt discount of $226,430 and amortized the debt discount over the notes' convertibility from the period of the convertible notes earliest conversion date using the effective interest method. In connection with the issuance of the convertible notes in April and May 2002 we issued warrants to purchase 664,781 shares of common stock at $1.60 per share. The warrants are fully vested and expire in June 2007.

Through September 30, 2002, approximately 76% of the note holders converted their notes into our stock. We recorded interest expense of $27,144 during the three months ended September 30, 2002 relating to amortization of debt issuance costs. In the third quarter ended September 30, 2002, we recorded interest expense of $43,051 related to amortization of deferred interest.

In May 2002, we issued to Laurus Master Fund a 12% convertible note in the principal amount of $1,250,000. The note is convertible at a price of $1.40 per share and is payable on a monthly basis over 18 months. The price at which this note converts into our stock generally varies monthly in proportion to the price of our stock at the time of conversion, and is based generally on a trailing market price. The Company secured a three-month deferral of principal and interest under the note, with the balance payable over the remaining 15 months. The Company recorded a debt discount of $543,515 on the date the note was issued, and commenced amortizing the debt discount over the period of the convertible note from the earliest conversion date using the effective interest method.

In connection with the issuance of the 12% convertible note in May 2002 we issued warrants to purchase 125,000 shares of common stock at $1.68 per share. The warrants are fully vested and expire on May 2009.

On November 7, 2002, the Company issued a 12% convertible note in the principal amount of $300,000. The note is convertible at a price of $.85 per share and is payable on a monthly basis over 18 months. The price at which this note converts into our stock generally varies monthly in proportion to the price of our stock at the time of conversion, and is based generally on a trailing market price. As the conversion price was below the trading market price of the stock of $.90 per share on the day the note was issued, the Company will record a debt discount in its fourth quarter ended December 31, 2002, and will amortize the debt discount over the period of the convertible note from the earliest conversion date using the effective interest method.

In connection with the issuance of the 12% convertible note in November 2002, the Company issued warrants to purchase 75,000 shares of common stock at $.85 per share. The Company will record deferred interest expense associated with the warrants in its fourth quarter ended December 31, 2002 under the Black Scholes valuation method, and will amortize the deferred interest over the life of the note.

As part of the November 7, 2002 convertible note transaction, the Company also repriced the conversion price of the May 2002 convertible note and 175,000 warrants (See Note 8) - which had been purchased by the same investor - to $.85 per share. The term of the May 2002 note was extended to May 7, 2004. These terms will change the previously reported debt discount amount, deferred interest expense amount and amortization periods.

The 75,000 warrants issued in connection with the November 7, 2002 convertible note are fully vested and expire in November 2009.

Cash, cash equivalents, restricted cash and marketable securities totaled $420,000 at September 30, 2002 compared to $1,181,000 at December 31, 2001. For the foreseeable future, we expect to incur substantial additional expenditures associated with research and development in addition to increased costs associated with staffing for management, manufacturing, sales and marketing and administration functions. Additional capital is required to implement our business strategies and fund our plan for future growth and business development.

At September 30, 2002, we had negative net working capital of $1,126,000 compared to net working capital of $271,000 at December 31, 2001. We are continuing to seek other sources of additional capital to fund operations until we are able to fund operations through internal cash flow.

Operating activities used $3,410,000 in cash during the nine month period ended September 30, 2002 and $3,897,000 for the same period in 2001, primarily due to the fact that, although our net loss from continuing operations for the nine month period ended September 30, 2002 was higher, our net loss from operations in 2001 benefited from a $1.9 million non-cash stock-based compensation adjustment. Our nine-month results for the period ended September 30, 2002 also reflect sizable debt issuance costs as well as a favorable change in account payables.

At September 30, 2002, we have no material commitments other than our operating leases. Our future capital requirements will depend upon many factors, including the timing of research and product development efforts, the expansion of our general and administrative functions, increased sales and marketing efforts, and the need to finance the manufacturing of commercial products that we may develop and launch. We expect to continue to expend significant amounts on research and development staffing, infrastructure and computer equipment to support on-going research and development activities, as well as our sales and marketing organization.

As noted above, we will need additional financing in 2002 and 2003. We may pursue a number of alternatives to raise additional funds, including borrowings; lease arrangements; collaborative research and development arrangements with technology companies; the licensing of product rights to third parties; or additional public and private equity financings. There can be no assurance that funds from these sources will be available on favorable terms, if at all. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders will be reduced or significantly diluted, or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.

Results Of Operations

Three Months Ended September 30, 2002 vs. Three Months Ended September 30, 2001

In our third quarter ended September 30, 2002, net revenue was $832,000 compared to $750,000 during the three-month period ended September 30, 2001, reflecting an 11% increase. Our third quarter 2002 revenue came principally from sales of our products for the video over IP transport market, as well as from license fees for previously developed technology. In 2001, our third quarter revenue was primarily generated through an engineering service contract with BarcoNet N.V., and sales of an engineering prototype to Leitch Technology Corporation.

We recorded deferred revenue of $60,000 related to a development contract we have with a strategic partner related to a new product line. We will recognize revenue under this contract based on the percentage of completion method.

Third quarter cost of goods sold increased to $531,000 from $486,000 in the quarter ended September 30, 2001. Cost of goods sold for products consists primarily of raw material costs, warranty costs and labor associated with manufacturing our products. Cost of goods sold for contract services consists primarily of engineering payroll costs.

Our gross profit increased 14% to $301,000 from $264,000 in the quarters ending September 30, 2002 and 2001, respectively. Our increase in gross profit results primarily from the shift in the mix of our business to selling products, managing our production and development costs, and license fees.

Engineering research and development expenses for the third quarter ended September 30, 2002, excluding the effect of stock-based compensation, increased to $536,000 from $435,000 in the third quarter ended September 30, 2001. The increase results in part from the sale of our Sistolic business unit in 2001 in which our R&D costs for the quarter ended September 2001 that were attributable to Sistolic have been reclassified from R&D to discontinued operations. The increase is also due to costs to acquire development expertise and tools for our new products. In comparing the engineering research and development expenses for the quarters ended September 30, 2002 and 2001, engineering research and development expenses for the quarter ended September 30, 2001 excludes approximately $255,000 in expense that has been reclassified to discontinued operations related to our sale of Sistolic (see Note 6).

Selling, general and administrative expenses for the third quarter ended September 30, 2002, excluding the effect of stock-based compensation, decreased 41% to $693,000 from $1,174,000 for the third quarter ended September 30, 2001. The decrease is primarily due to reduced operating expenses in areas such as such as rent, payroll costs and outside consulting costs resulting from our continued efforts to reduce and control costs. In comparing the selling, general and administrative expenses for the quarters ended September 30, 2002 and 2001, selling, general and administrative expenses for the quarter ended September 30, 2001 excludes approximately $118,000 in expense that has been reclassified to discontinued operations related to our sale of Sistolic (see Note 6).

Stock-based compensation expense is a non-cash expense item that is recognized as a result of stock options having exercise prices below estimated fair value. Stock-based compensation expense is calculated as the difference between exercise prices and estimated fair market value on the date of grant. If the options are subject to variable accounting treatment, additional compensation expense, positive or negative, is recognized each quarter based on the fair market value of our common stock in accordance with the provisions of variable stock option accounting. In October 2001, we offered our holders of Class B common stock options an opportunity to exchange their options for Class A common stock options. Since all of the option holders of options on Class B common stock elected to exchange their options for options on Class A common stock, the Company ceased recording this compensation expense related to employee options after a final one-time adjustment in October of 2001. We will continue to record compensation expense related to the outstanding options to consultants and some employees for the amount of options that vest in that period. In the third quarter ended September 30, 2002, we recorded a $43,000 non-cash charge for stock-based compensation, versus a $1.9 million non-cash reduction of compensation expense in the same quarter ended September 30, 2001.

Interest expense for the third quarter ended September 30, 2002 was $326,000 compared to interest income of $29,000 for the third quarter ended September 30, 2001. The increase in interest expense is due primarily to interest paid on our European notes and convertible notes, as well as amortization of debt issuance costs.

Nine Months Ended September 30, 2002 vs. Nine Months Ended September 30, 2001

Revenue increased 18% to $1,528,000 from $1,299,000 for the nine-month period ended September 30, 2002 and 2001, respectively. Our 2002 revenue results from the initial shipments of our commercial products for the video over IP transport market, contract services and license fees. For the nine month period ended September 30, 2001, our revenues were primarily a result of contract services performed for BarcoNet N.V.(now owned by Scientific-Atlanta) in the development of our video multiplexer for the video on demand market (now known as the Cx1400), and the sale of engineering prototype units to Leitch Technology Corporation.

In the nine months ended September 30, 2002, we recorded $60,000 in deferred revenue related to a development contract we have with a strategic partner related to a new product line. We will recognize revenue under this contract based on the percentage of completion method.

For the nine months ended September 30, 2002, our cost of goods sold increased 9% to $900,000 from $822,000 for the nine-month period ended September 30, 2001. Cost of goods sold for products consists principally of raw material costs, warranty costs and labor associated with building product. Cost of goods sold for contract services consists primarily of engineering-related costs. The increase in our cost of goods sold is principally due to the change in the mix of our business to manufacturing and selling our video gateway products.

Our gross profit increased 32% to $628,000 from $477,000 in the nine months ending September 30, 2002 and 2001, respectively. Our increase in gross profit results primarily from the shift in the mix of our business to selling products, managing our production and development costs, and license fees.

Engineering research and development expenses, excluding the effect of stock-based compensation, decreased nearly 9% to $1,531,000 from $1,682,000 for the nine-month period ended September 30, 2002 and 2001, respectively. The decrease in our engineering research and development expenses is primarily a result of the sale of our Sistolic business unit and reduced use of outside consultants. In comparing the engineering research and development expenses for the nine months ended September 30, 2002 and 2001, engineering research and development expenses for the nine months ended September 30, 2001 exclude approximately $830,000 in expense that has been reclassified to discontinued operations related to our sale of Sistolic (see Note 6).

Selling, general and administrative expenses, excluding the effect of stock-based compensation, decreased approximately 16% to $2,363,000 from $2,804,000 for the nine-month period ended September 30, 2002 and 2001, respectively. The decrease is primarily due to substantial reductions in selling, general and administrative headcount, outside consultants and other related expenses stemming from our cost controls. In comparing the selling, general and administrative expenses for the nine months ended September 30, 2002 and 2001, selling, general and administrative expenses for the nine months ended September 30, 2001 exclude approximately $1.3 million in expense that has been reclassified to discontinued operations related to our sale of Sistolic (see
Note 6).

Stock-based compensation expense is a non-cash expense item that is recognized as a result of stock options having exercise prices below estimated fair value. Stock-based compensation expense is calculated as the difference between exercise price and estimated fair market value on the date of grant. If the options are subject to variable accounting treatment, additional compensation expense, positive or negative, is recognized each quarter based on the fair market value of our common stock in accordance with the provisions of variable stock option accounting. In October 2001, we offered our holders of Class B common stock options an opportunity to exchange their options for Class A common stock options. Since all of the option holders of options on Class B common stock elected to exchange their options for options on Class A common stock, the Company ceased recording this compensation expense related to employee options after a final one-time adjustment in October of 2001. We will continue to record compensation expense related to the outstanding options to consultants and some employees for the amount of options that vest in that period. In the nine months ended September 30, 2002, we recorded a $216,000 non-cash charge for stock-based compensation, versus a $3.3 million non-cash benefit in the same nine-month period ended September 30, 2001.

Interest expense for the nine months ended September 30, 2002 was $883,000, compared to interest income of $180,000 for the first nine months ended September 30, 2001. The increase in interest expense is due to a non-cash interest charge related to the debt issuance costs (see note 8), together with interest on our debt obligations through September 30, 2002.

Discontinued Operations

     We decided to dispose of our Silicon Systems business unit ("Sistolic") after a large semiconductor company, with whom we entered into a non-exclusive licensing agreement and an engineering services agreement related to Sistolic's technology, informed us that they were terminating their agreements in March 2002. Due to this material and adverse turn of events, we decided that we could no longer sustain the negative cash flow from Sistolic. Therefore, on April 3, 2002, we disposed of the assets of this business unit back to Metar SRL and Mr. Michael Florea in exchange for the elimination of our remaining obligations to Metar SRL and its affiliates, including the payable of $686,000, the return of all stock options granted to Michael Florea and the Romanian employees, and a confirmation that performance criteria specified in Michael Florea's employment agreement with us related to a potential $4 million bonus were never met by him. We also received a limited use license to the business unit's intellectual property. In addition, the Romanian facility lease was transferred to Metar SRL and the Romanian employment contracts were terminated and Metar SRL was permitted to hire any and all Romanian employees. Metar SRL also received 35,000 shares of our common stock. Michael Florea resigned on March 27, 2002 as an officer of the Company in anticipation of this transaction. Sistolic's results of operations for the nine-months ended September 30, 2002 and 2001 have been included in discontinued operations.

We recorded a loss of $317,000 from discontinued operations for the nine months ended September 30, 2002. Our loss from discontinued operations for our third quarter ended September 30, 2001 was $373,000, and a loss of $1,963,000 for the nine months ended September 30, 2001.

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

To this end, we implemented a cost reduction program to reduce our negative cash burn from over $600,000 per month to approximately $250,000 - $350,000 per month. We have taken steps and are continually reviewing the need to take additional steps to reduce costs in all areas of our operating plan until sufficient capital is raised to support growth and more substantial orders materialize. In the event we do not receive additional funding, our plans may include, but are not necessarily limited to: 1) further reducing our costs and focus on selling existing products and services; 2) selling our assets through a merger or acquisition; or 3) seeking protection under bankruptcy statutes. Even with our cost reduction efforts, we need to raise additional funding to continue as a going concern.

Even if we can continue operations, a lack of sufficient funding would significantly limit our ability to take advantage of potential opportunities, develop or enhance products or otherwise respond to competitive pressures. We cannot assure you that additional financing will be available on terms favorable to us, if at all.

If we raise additional funds through the issuance of equity or equity-linked securities, the percentage ownership of our stockholders would be reduced or become diluted. In addition, these securities may have rights, preferences or privileges senior to the rights of the securities held by our current stockholders.

We have incurred losses since inception and may never be profitable.

We have incurred operating losses since our inception in January 1998, and we expect to incur losses and negative cash flow for at least the next few quarters. As of September 30, 2002, our accumulated deficit was approximately $29.8 million. We expect to continue to incur significant operating, sales, marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.

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

o    customer demand or acceptance of our products and solutions;

o    short-selling programs;

o changes in IT spending patterns and the rate of consumer acceptance of video-on-demand;

o    product sales progress, both positive and negative;

o the stock market's perception of the telecommunications equipment industry as a whole;

o    technological innovations by others;

o cost or availability of components, sub-assemblies and modules used in our products;

o the introduction of new products or changes in product pricing policies by us or our competitors;

o    proprietary rights disputes or litigation;

o    initiation of or changes in earnings estimates by analysts;

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

We recently launched our initial commercial products and services, and these products and services and our products still in development may not gain customer acceptance.

We have launched two commercial products for sale into the video transport market: our Path 1 Cx1000 IP Video Gateway targeted toward the broadcast transmission infrastructure segment of the video transport market, and our Path 1 Cx1400 IP Video Multiplexer targeted toward the video-on-demand infrastructure segment of the video transport market. These products are in the early stages of commercial deployment and are subject to those risks attendant to new product introductions, including the possible presence of undetected hardware or software defects in our products, manufacturing and distribution limitations, unforeseen delays in product installation and customer dissatisfaction. There can be no assurance that either of these initial products, or our products still in development, will achieve acceptance by our targeted markets at all or in time for us to be successful or to meet our funding requirements.

We currently rely on one large customer for the majority of our revenues.

In 2001 and for our nine months ended September 30, 2002, approximately 77% and 74%, respectively, of our revenues were from sales to Scientific-Atlanta and its subsidiary, BarcoNet N.V. If Scientific-Atlanta or BarcoNet N.V. were to either reduce their purchases or stop purchasing from us, our revenues and results from operations would be materially adversely affected.

We expect to encounter sales resistance.

Our Cx1400 video gateway, which provides most of our revenue, is tied to the video on demand ("VOD") market. If our customers' roll out of VOD is delayed or unsuccessful, we cannot succeed. So far, VOD has not been widely introduced or accepted as has been anticipated.

We have only a brief history of sales orders for our products and services, and our sales have been to a few customers. In our third quarter ended September 30, 2002, over 90% of our revenues were from two customers.

Potential customers may decline to purchase our initial products or services due to our lack of an established "track record," the level of our products' technological sophistication, price, our financial condition or other factors. Further reasons why prospective customers may decline to invest in our products and services, or may decide to purchase competitors' products and services, include, but are not limited to:

o reluctance by our customers to commit significant capital to new products and services at this time;

o    general   economic   conditions   affecting   rates  of   adoption  of  new
     technologies, new technology purchases and services associated with such new technologies;

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

To date, there has been only a limited public market for our securities and there can be no assurance that a broad public market for our securities will develop in the future, or if such a broad market does develop, that it will last. Our common stock is presently quoted for trading on the OTC Bulletin Board, a quotation service that displays real-time quotes and other information about over-the-counter (OTC) equity securities, and on the Third Segment of the Frankfurt Stock Exchange. Trading activity in our common stock on the OTC Bulletin Board is limited and trading activity in our common stock on the Frankfurt Stock Exchange is dormant. In addition, we may be unable to attract and maintain good-quality market makers. In the event a liquid market for our common stock does develop, a supply/demand imbalance may arise that could adversely affect our stock price. In addition, subsequent issuances of equity or equity-linked securities may further saturate the market for our common stock. The resale of substantial amounts of our common stock will have an adverse effect on the market price of our stock.

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

Our products are based on new technology, and it is generally extremely difficult to predict the timing and rate of market adoption of our proposed products as well as of related new video applications. Our visibility into when we might begin to realize substantial revenue from product sales is substantially limited. We are providing new and highly technical products and services to enable new applications. Thus, the duration of our sales efforts with prospective customers in all market segments is likely to be lengthy as we seek to educate them on the uses and benefits of our products. This sales cycle could be lengthened even further by potential delays related to product implementation as well as delays over which we have little or no control, including:

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

Leitch Technology Corporation is no longer an active, participating partner for us in the professional broadcast video studio market.

In April 2000, we entered into a strategic marketing relationship with Leitch Technology Corporation, a Canadian public company and international distributor of professional video products. Leitch now owns less than 20% of our outstanding common stock on a fully diluted basis. Leitch no longer is an active partner, and we do not anticipate doing business with it.

We recently disposed of the assets of our Silicon Systems group.

In October 2000, we agreed to purchase the assets of Metar ADC, an application specific integrated circuit (ASIC) design and development company based in Bucharest, Romania, from Metar SRL. We organized these assets into our Silicon Systems business unit, which we named "Sistolic".

In December 2001, Sistolic entered into a non-exclusive licensing agreement and an engineering services agreement with a large semiconductor company pursuant to which Sistolic was to provide front-end design services. We anticipated that the maximum amount of revenue we could realize from this arrangement was approximately $5.4 million. In March 2002, after considerable work had been performed by us under the agreements, the large semiconductor company informed us that they were summarily terminating these agreements.

Due to this material and adverse turn of events, we concluded that we could no longer sustain the negative cash flow from the Silicon Systems business unit. On April 3, 2002, we sold all of the assets of this business unit back to Metar SRL. Although we retained a limited use license to the business unit's intellectual property, we have no planned future dealings with Metar SRL.

We may be unable to obtain full patent protection for our core technology and there is a risk of infringement.

On January 16, 2001, May 8, 2001 and May 31, 2001, we submitted additional patent applications on topics surrounding our core technologies to supplement our existing patent portfolio. There can be no assurance that these or other patents will be issued to us, or, if additional patents are issued, that they or our three existing patents will be broad enough to prevent significant competition or that third parties will not infringe upon or design around such patents to develop competing products. In addition, we have filed or plan to file patent applications in several foreign countries. There is no assurance that these or any future patent applications will be granted, or if granted, that they will not be challenged, invalidated or circumvented.

In addition to seeking patent protection for our products, we intend to rely upon a combination of trade secret, copyright and trademark laws and contractual provisions to protect our proprietary rights in our products. There can be no assurance that these protections will be adequate or that competitors have not developed or will not independently develop technologies that are substantially equivalent or superior to ours.

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

The markets for our products, future products and services are very competitive. We face direct and indirect competition from a number of established companies and development stage companies, and we anticipate that we will face increased competition in the future as existing competitors seek to enhance their product offerings and new competitors emerge. Many of our competitors have greater resources, stronger financial strength, higher name recognition, more established reputations within the industry and stronger manufacturing, distribution, sales and customer service capabilities than we do.

The technologies that our competitors and we offer are expensive to design, develop, manufacture and distribute. Competitive technologies may be owned and distributed by established companies that possess substantially greater financial, technical and other resources than we do.

Competitive technologies that offer a similar or superior capacity to converge and transmit audio, video and telephonic data on a real-time basis over existing networks may currently exist or may be developed in the future. We cannot assure you that any technology that we have developed or are currently developing by us is not being developed by others, or that our technology development efforts will result in products that are competitive in terms of price and performance. If our competitors develop products or services that offer significant price or performance advantages as compared to our current and proposed products and services, or if we are unable to improve our technology or develop or acquire more competitive technology, our business could be adversely affected.

We may not be able to profit from growth if we are unable to effectively manage the growth.

Assuming we receive adequate funding to conduct our business, we anticipate that we could grow rapidly in the future. This anticipated growth, if it occurs at all, will place strain on our managerial, financial and personnel resources. The pace of our anticipated expansion, together with the complexity of the technology involved in our products and the level of expertise and technological sophistication incorporated into the provision of our design, engineering, implementation and support services, demands an unusual amount of focus on the operational needs of our future customers for quality and reliability, as well as timely delivery and post-installation and post-consultation field and remote support. In addition, new customers, especially customers that purchase novel and technologically sophisticated products such as ours, generally require significant engineering support. Therefore, adoption of our platforms and products by customers would increase the strain on our resources. To reach our goals, we will need to hire rapidly, while at the same time investing in our infrastructure. We expect that we will also have to expand our facilities. In addition, we will need to:

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

We may not be able to hire and retain key employees.

Our future success will depend, in part, on our ability to attract and retain highly skilled employees, including management, technical and sales personnel. Significant competition exists for employees in our industry and in our geographic region. We may be unable to identify and attract highly qualified employees in the future. In addition, we may not be able to successfully retain these employees or hire qualified personnel to replace them.

We are dependent on our key employees for our future success.

Our success depends on the efforts and abilities of our senior management and certain other key personnel. If any of these key employees leaves or is seriously injured and unable to work and we are unable to find a qualified replacement, then our business could be harmed.

We rely on several key suppliers of components, sub-assemblies and modules that we use to manufacture our products, and we are subject to manufacturing and product supply chain risks.

We purchase components, sub-assemblies and modules from a limited number of vendors and suppliers that we use to manufacture and test our products. Our reliance on these vendors and suppliers involves several risks including, but not limited to, the inability to purchase or obtain delivery of adequate supplies of such components, sub-assemblies or modules, increases in the prices of such items, quality, and overall reliability of our vendors and suppliers. Some of the materials used to produce our products are purchased from foreign suppliers. Moreover, we do not generally maintain long-term agreements with any of our vendors or suppliers. Thus we may thus be unable to procure necessary components, sub-assemblies or modules in time to manufacture and ship our products, thereby harming our business. We may also be subject to disruptions in our manufacturing and product testing operations that could have a material adverse affect on our operating results.

Unanticipated delays or problems in introducing our intended products or improvements to our intended products may cause customer dissatisfaction or deprive us of the "first to market" advantage.

Delays in the development of products and the launch of commercial products are not uncommon in high tech industries such as ours. If we experience problems related to the introduction or modification of our intended products or the reliability and quality of such products, which problems delay the introduction of our intended products or product improvements by even a short time of a few months, we could experience reduced product sales and adverse publicity which in turn could have a material adverse impact on our business. We believe the company first to market with viable products will gain a significant advantage with customers; delays could prevent us from being the company that gains this advantage.

The issuance of common stock to DTKA Holdings under our equity line and to purchasers of units in our 2002 private placement offering would cause significant dilution to our stockholders, and the resale of such shares by DTKA and the purchasers in the private placement may depress the price of our common stock.

In January 2002, we entered into a common stock purchase agreement with DTKA Holdings Limited, a British Virgin Islands company, for the potential future issuance and sale of up to $10 million of common stock, which is required to be registered. Under this arrangement, we, at our sole discretion, may, from time to time, draw down on this facility (otherwise known as an "equity line"), requiring DTKA Holdings to purchase shares of our common stock at prices calculated on the basis of discounts ranging from 6.5% to 8.5% from the daily volume weighted average price of our common stock on the principal exchange or trading market on which our common stock is trading on the date of the draw down. We may not draw down on this facility until we have filed a registration statement with the Securities and Exchange Commission to register enough shares of common stock to cover the shares to be issued pursuant to such draw down, and until this registration statement has been declared effective. As of September 30, 2002 we have not begun the share registration process. The issuance of shares of common stock to DTKA Holdings pursuant to this equity line could result in significant dilution to our stockholders. However, we do not currently intend to draw down on any funds under this facility.

The issuance of common stock to Laurus Funds in connection with our convertible note to them would cause significant dilution to our stockholders, and the resale of such shares by Laurus may depress the price of our common stock.

In May 2002, we issued a 12% convertible note in the principal amount of $1,250,000. The note is convertible at a price of $1.40 per share and is payable on a monthly basis over 15 months.

On November 7, 2002, the Company issued a 12% convertible note in the principal amount of $300,000. The note is convertible at a price of $.85 per share and is payable on a monthly basis over 18 months. As the conversion price was below the trading market price $.90 per share on the day the note was issued, the Company will record a debt discount in its fourth quarter ended December 31, 2002, and will amortize the debt discount over the period of the convertible note from the earliest conversion date using the effective interest method.

In connection with the issuance of the 12% convertible note in November 2002, the Company issued warrants to purchase 75,000 shares of common stock at $.85 per share. The Company will record deferred interest expense associated with the warrants in its fourth quarter ended December 31, 2002 under the Black Scholes valuation method, and will amortize the deferred interest over the life of the note.

As part of the November 7, 2002 convertible note transaction, the Company also repriced the conversion price of the May 2002 convertible note and 175,000 warrants (See Note 8) which had been purchased by the same investor to $.85 per share. The term of the May 2002 note was extended to May 7, 2004. This will change the previously reported debt discount amount, deferred interest expense amount and amortization periods. The 75,000 warrants issued in connection with the November 7, 2002 convertible note are fully vested and expire in November 2009.

The convertible note financing that we have in place with Laurus Funds may have a material dilutive impact on our shareholders, as well as a negative impact on our financial results.

We offer stock options to our employees, non-employee directors, consultants and advisors, which could result in ongoing dilution to all stockholders. However, California law currently precludes us from issuing new stock options to non-executive employees and consultants.

We maintain two equity compensation plans: (i) the 2000 Stock Option/Stock Issuance Plan (the "2000 Plan"), pursuant to which we may issue options and common stock to employees, officers, directors, consultants and advisors, and
(ii) the 2001 Employee Stock Purchase Plan (the "Purchase Plan"), approved by our stockholders in February 2002, pursuant to which our employees are provided the opportunity to purchase our stock through payroll deductions. As of September 30, 2002, there were options outstanding to purchase 3,926,898 shares of common stock under our 2000 Plan; 333,102 shares of common stock remain available for issuance under the 2000 Plan. A maximum of 250,000 shares of common stock have been authorized for issuance under the Purchase Plan.

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

As of September 30, 2002, a small number of our executive officers, directors and 5% stockholders, beneficially own, in the aggregate, approximately 48% of our outstanding common stock As a result, these stockholders (or subgroups of them) retain substantial control over matters requiring approval by our stockholders, such as the election of directors and approval of significant corporate transactions. Pursuant to the terms of a stockholders' agreement with Leitch, dated April 10, 2000, Ronald D. Fellman and Douglas A. Palmer, who together hold approximately 15% of our outstanding common stock, have agreed to vote all securities of Path 1 held by them in favor of designees of Leitch for two positions on our seven-person Board of Directors, for as long as Leitch continues to hold at least 20% of our capital stock (on an as-converted, as-exercised, fully-diluted basis). As of September 30, 2002, Leitch did not hold at least 20% of our stock on an as-converted, as-exercised, fully-diluted basis and thus is not entitled to designate director nominees.

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

Our equity compensation plans give wide latitude to the plan administrator (our Board of Directors or committee thereof) to make option grants or stock issuances to our officers and directors and to grant broad auxiliary rights in connection with such option grants or stock issuances (e.g. full or partial acceleration of vesting upon change of control or upon attainment of certain performance milestones). In January 2002, our executive officers and employees were granted stock options under our 2000 Stock Option/Stock Issuance Plan in return for their agreement to voluntarily reduce their salaries for a period of 90-days. Our executive officers have continued to receive reduced salaries through September 30, 2002 in exchange for option grants. Additional option grants to our officers and directors would serve to increase their equity ownership of the company and would allow these officers and directors, should they choose to exercise their options, to exert increased control over us.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We would be exposed to changes in interest rates primarily from any marketable securities and investments in certain available-for-sale securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At September 30, 2002, we did not have any marketable securities or investments in available-for-sale securities, nor did we have any sales denominated in a currency other than the United States dollar.

ITEM 4.   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On March 22, 2002, the Company filed a lawsuit the Superior Court of San Diego County, California against Mr. Meeuwi J. deKraker, a European national for $3,500,000 stemming from a material breach of contract of a promissory note in connection with a subscription agreement for the Company's stock. On October 21, 2002, the Court awarded us a default judgment against the defendant in the sum of $3,500,000 plus interest and court costs.

The United States presently is not a party to any international convention governing the recognition and enforcement of judgments by a foreign court, and whether a judgment from a court in the United States will be recognized and enforced in a foreign country is generally determined by that foreign country's domestic laws. We intend to pursue our claim and to enforce this judgment against the defendant. However, there can be no assurance that the default judgment awarded the Company will be recognized or enforced by a court of competent jurisdiction in Belgium (or in any other country where the defendant might be found or in which a court would have jurisdiction), or if so recognized, whether we will succeed in collecting the judgment.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5.  OTHER INFORMATION

On October 30, 2002, the Company appointed Swenson Advisors LLP as its independent auditors for 2002.

On October 18, 2002, John R. Zavoli was appointed Chief Financial Officer, General Counsel and Corporate Secretary.

On September 27, 2002, we announced that Dr. Moshe Nazarathy joined our Board of Directors, replacing Ronald Fellman (who remains our Chief Technology Officer), and that Robert Clasen has become our Chief Strategy Officer in addition to remaining on our Board of Directors.

In May 2002, Dr. Ronald Fellman commenced a qualified selling plan under SEC 10B5-1. The plan runs for sixty trading days starting July 29, 2002 and sells a maximum of 500 shares per day.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

On July 18, 2002, Form 8-K was filed to report the change in the Company's principal offices to 6215 Ferris Square, Suite 140, San Diego, California 92121, as well as various management changes and realignments.

On September 25, 2002, Form 8-K was filed to report the resignation of Ernst & Young LLP as the Company's independent auditors with effect from September 13, 2002.

Exhibits. The following exhibits are included as part of this report. References to "us" in this Exhibit List mean Path 1 Network Technologies inc., a Delaware corporation.

Exhibit
Number   Description

10.24 Securities Purchase Agreement dated November 7, 2002 by and between Path 1 and Laurus Master Fund, Ltd. *
10.25 Allonge to Convertible Note Dated May 16, 2002 dated November 7, 2002 by and between Path 1 and Laurus Master Fund, Ltd. *
10.26 Allonge to Warrant Dated May 16, 2002 dated November 7, 2002 by and between Path 1 and Laurus Master Fund, Ltd. *
99.1     Certification under Section 906 of the Sarbanes-Oxley Act of 2002. *


* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Path 1 Network Technologies Inc.


By: /s/ Frederick A. Cary
-------------------------
Frederick A. Cary
President and Chief Executive Officer


By: /s/ John R. Zavoli
------------------------
John R. Zavoli
(Chief Financial Officer, General Counsel and Corporate Secretary)

Date: November 14, 2002

Exhibits. The following exhibits are included as part of this report. References to "us" in this Exhibit List mean Path 1 Network Technologies inc., a Delaware corporation.

Exhibit
Number   Description

10.24 Securities Purchase Agreement dated November 7, 2002 by and between Path 1 and Laurus Master Fund, Ltd. *
10.25 Allonge to Convertible Note Dated May 16, 2002 dated November 7, 2002 by and between Path 1 and Laurus Master Fund, Ltd. *
10.26 Allonge to Warrant Dated May 16, 2002 dated November 7, 2002 by and between Path 1 and Laurus Master Fund, Ltd. *
99.1     Certification under Section 906 of the Sarbanes-Oxley Act of 2002. *


* Filed Herewith