Form 10-K
period 2002-12-31
PATH 1 NETWORK TECHNOLOGIES INC
filed 2003-03-31
CIK 1059404

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the fiscal year ended December 31, 2002.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 000-30928

                        PATH 1 NETWORK TECHNOLOGIES INC.

             (Exact name of registrant as specified in its charter)

             DELAWARE                                 13-3989885

     (State of incorporation)             (I.R.S. Employer Identification No.)



                          6215 FERRIS SQUARE, SUITE 140

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

Yes   X   No _____
   -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes[ ] No [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the Common Stock on June 28, 2002, was approximately $10.1 million. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, as of March 7, 2003 was 9,576,346.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2003 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Report. This definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2002.

                        PATH 1 NETWORK TECHNOLOGIES INC.

                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002

                                      INDEX

                                                                                                               PAGE

                                     PART I
Item 1.   Business                                                                                                4
Item 2.   Properties                                                                                             19
Item 3.   Legal Proceedings                                                                                      19
Item 4.   Submission of Matters to a Vote of Security Holders                                                    19


                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters                                19
Item 6.     Selected Financial Data                                                                              19
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations                20
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                                             26
Item 8.     Financial Statements and Supplementary Data                                                          26
Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure                  26


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant*                                                   27
Item 11.   Executive Compensation*                                                                               27
Item 12.   Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters*      27
Item 13.   Certain Relationships and Related Transactions*                                                       27


                                     PART IV

Item 14.   Statement on Disclosure, Controls and Procedures                                                      27
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                                        27
          Signatures                                                                                             31

Financial Statements

*Incorporated by reference from our definitive Proxy Statement relating to the 2003 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days after our December 31, 2002 fiscal year end.

                                     PART I

ITEM 1.   BUSINESS

FORWARD LOOKING STATEMENTS

Our disclosure and analysis in this report may contain forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Actual events or results may differ materially.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any of the forward-looking statements for any reason after the date of this report to conform such statements to actual results or to changes in our expectations.

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

The following comments should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements contained herein, as well as in our recent reports on Forms 10-K, 10-Q and 8-K, each as it may have been amended from time to time.

                                    BUSINESS

OVERVIEW

We are an industry leader in developing and supplying products that enable the transportation and distribution of real-time, high-quality video over Internet Protocol (IP) networks, such as the networks that comprise the Internet. Our products are currently used in two different segments of the video market. Our products are used by cable companies to supply video-on-demand services. Our products are also used by a variety of providers to transmit high-quality, real-time video to one or more locations throughout the United States or the world (which we refer to as "long-haul transmission"). Since our products transmit video content using IP communication networks, our customers can use existing infrastructure, thus lowering their costs and permitting them greater flexibility in the delivery of video content. Our customers include cable, broadcast and satellite companies, movie studios, carriers and government and educational institutions. Collectively, we refer to these customers as communication service providers, or simply as providers.

INDUSTRY BACKGROUND

Current delivery of real-time, high-quality video

Current technologies for transmitting real-time, high-quality video over long distances require establishment and full dedication of a circuit for the duration of a transmission, regardless of whether the circuit is being used by the end-user. The concept is similar to a traditional telephone network - a call is placed, a circuit between two (or multiple) points is established and thereafter remains open for the duration of the call (regardless of whether anyone is speaking).

Current technologies for long distance video transport typically require procuring expensive, dedicated bandwidth that remains open at all times regardless of usage. This bandwidth is often priced on a monthly basis, requiring significant expenditures regardless of usage.

For those delivering programming to the viewer, such as cable and satellite companies, current technologies typically require that all available packages of programs be broadcast to every subscriber. As a result, limited bandwidth remains available for video on demand and similar interactive services requiring two-way communication. As a result, such services are currently available only on a limited basis and in select markets. Satellite companies are unable to deliver services that require two-way communications.

The rise of IP networks

The advent of IP networks has resulted in a dramatic increase in the transmission and exchange of data, information and ideas. IP networks chop data into small packets that are addressed to and received by designated addresses. These packets are capable of being transmitted over networks independent of one another. Divided and reassembled by switches and directed from source to destination by routers, IP networks minimize wasted bandwidth by using bandwidth in quick bursts and only when needed. In addition, IP networks were designed to overcome failure of any particular portion of the network. In the event a particular pathway on the network failed, alternate routes to the same destination were available. Because, however, each packet travels independent of the others and possibly by a different pathway, certain packets can be delayed or delivered out of order relative to others, or may not ever arrive at the intended destination.

The impact of late or missing packets on a transmission depends in large part on the form of communication. With respect to written text, for instance, delay in the arrival of packets will likely not be noticed by the recipient. For this reason, email is an ideal form of communication for IP networks.

For transmissions that must be delivered continuously, such as real-time, high-quality video, even a few milliseconds of delay may be noticeable by the viewer. As the majority of video consumers have become accustomed to high-quality delivery, new service offerings must provide quality at least as good as that to which the target viewing audience has become accustomed. Thus, IP networks have not been well-suited for delivery of real-time, high-quality video. While it is currently possible to view video clips (such as movie trailers) over the Internet, the inability of current IP networks to deliver real-time, broadcast quality video requires that the clips first be downloaded, and then played. This download-and-play approach has limited application because, for instance, a 2.5-hour movie may generally take 6 hours to download over a T1 or DSL line.

THE PATH 1 SOLUTION

By enabling the transportation and distribution of real-time, high-quality video over existing IP networks, our products provide significant benefits to those with a need to distribute video. Our products perform three primary functions. First, they process and prepare multiple video feeds for delivery over an IP network. Second, at the receiving end, our products combine video streams arriving over the IP network into single streams for delivery to the end-viewer. Third, and perhaps most important, our products condition the video data to avoid impairments or disruptions that would otherwise deteriorate the quality of the video signal. The benefits to providers who use our products include the following:

o Feasibility - IP offers wider bandwidths than are currently available on alternate video transmission methods (such as satellite and DS-3);

o Efficiency - by using bandwidth only when needed, a greater amount of content can be passed over a provider's network. For example, a Russian television network is using our product to deliver live television in both directions from Moscow to New York using UUNet's internet service;

o Content on demand - no longer compelled to broadcasting content uniformly to all end-users, providers can send specific content to only those requesting it, further reducing bandwidth constraints (both into the home and within the network);

o Decreased capital costs - the extensive installed base of IP networks and the equipment used to support them results in economies of scale and the availability of cost-effective products;

o Decreased operations costs - IP networks, designed to be fault-tolerant and self-correcting, reduce the need for redundant back-up networks and significantly reduce maintenance and support costs; and

o Customization and flexibility - the software architecture underpinning our products allows providers to increase the volume of video traffic being delivered simply by the remote activation of additional ports or features within our products, rather than incurring costs associated with new equipment installation.

We  believe  our  technology  can be used  for a wide  variety  of  purposes  by
communication   service  providers.   Specific  services  and  applications  our
technology can enable include the following:

Cable Companies

The versions of our Chameleon vidX product line designed for cable companies allows them to use existing digital set-top boxes already in consumer homes to provide video-on-demand services, a significant competitive advantage over satellite providers. The more efficient use of existing bandwidth (both into the home and within the network) allows cable companies to increase the volume of content (whether movies, television or live events) available for delivery whenever requested by the cable subscriber, or to increase the number of subscribers served with existing content volume. We believe that the desire for video-on-demand - indeed, all content-on-demand - will continue to rise as consumers become increasingly aware of its availability and benefits, and as IP networks enabled by our products provide access to significant amounts of interactive programming previously unavailable. Cable companies currently using our products include companies such as Time-Warner and Cablevision.

Additionally, our products will provide cable companies with flexibility to deliver high definition television, which could potentially overwhelm the bandwidth capacity of current delivery technologies. High definition television requires at least five times the bandwidth currently required for standard television transmissions. Using our products, providers can avoid incurring significant capital expenditures to increase the capacity of existing infrastructure, and can avoid significant recurring costs to maintain and support the expanded networks resulting from high definition television and increased numbers of channels. Should these providers use existing methods of transmission, they might eventually be forced to decrease programming or other services to conserve bandwidth.

Long Haul Service

Broadcasters and news organizations need to move high quality video over long distances. Typically, they use satellite links or procure dedicated bandwidth on fiber lines, both of which are very expensive and usually require multi-year contracts. Our products allow the same video to be moved over existing IP networks at significantly reduced cost.

Currently, Level (3) offers full and part-time video services using our Cx1000 product to deliver broadcast video in key US and European cities. Wiltel/Vyvx has moved video operations centers into networking facilities to merge IP video, voice and data services that use our Cx1000 product for video.

Satellite Providers

Satellite providers broadcast signals to earth from satellites 22,000 miles above sea level. Because of the coverage area (or "footprint") from that altitude, satellite broadcasts are capable of reaching vast areas. Uplinking content to the satellite for subsequent broadcast back to Earth, however, must be done at earth stations located in areas with characteristics favorable for uplinking. Currently, many satellite providers collect content at these uplink earth stations. As a result, information often "hops" from its source to and from the Earth via interim earth stations and satellites until its reaches the uplink earth station positioned to deliver the content to the end-user. Satellites have a maximum 15-year useful life, requiring satellite providers to periodically revisit the extreme expense of launching and maintaining a satellite in orbit.

Our Cx 1000 product line allows satellite providers to gather content at uplink earth stations without the need to hop the content through interim satellites, reducing the strain on, and cost of, satellite networks and their maintenance. In addition to the cost-savings, collecting information at uplink earth stations via IP networks, as opposed to satellite hops, increases the speed by which information moves from source to consumer. Use of our products enables satellite providers to avoid the delay associated with "live" satellite feeds. Each satellite hop introduces a half-second delay whereas an existing Level (3) 12-hop international circuit has less than a quarter-second delay. PanAmSat uses our Cx1000 on the Level (3) backbone to interconnect earth stations for video routing with the least delay.

Movie Studios and Government Agencies

Certain industries require delivery of exceptionally high resolution, real-time video. Military and other government units require a unique level of sound and picture quality upon which they can make critical, high-consequence decisions. Movie studios demand similar standards upon which to make artistic or editorial decisions regarding their multi-million dollar productions.

To attain the level of resolution required by studios and for government applications requires data to be delivered uncompressed. Compression, a common means for transporting high-resolution data, is designed to eliminate what would typically be redundant or unnecessary information, or to allow data to fit on satellites' limited bandwidth. Because of the unerring detail required by these industries, what is generally acceptable TV-quality degradation becomes unacceptable. The opposing requirements of exceptionally high resolution and high bit-rate make most delivery methods (such as satellite) unusable. Our Cx1000 enables the delivery of exceptionally high resolution, high bit-rate, and real-time video. Our products are currently being used by DreamWorks SKG for domestic and international creative collaborations using high-definition video cameras. Additionally, C-Span uses our products to televise real-time, interactive classrooms between Washington, D.C. and the University of Denver.

OUR TECHNOLOGY

Product Architecture

We employ a unique network-processor-based architecture. Most existing product designs are based largely on hardware or less flexible chipsets, which require hands-on manipulation in the field to correct errors or provide upgrades. We use a mixed architecture that relies on a network processor for more complex tasks and hardware for more basic functions. This approach speeds product development times and reduces both development and production costs when compared to designs that are based largely on hardware.

Our network-processor-based architecture also allows us to offer feature upgrades to our customers without requiring return of equipment. For example, a customer may begin with a 4 port software-enabled version of our Chameleon products. The same hardware platform supports from one to eight inputs and outputs in IP networks with feature sets licensed by the customer. Over time the customer can choose to software-enable additional input ports, increase video stream counts or rates, or add output port capability - all without returning the installed equipment. Alternatively, our products can be licensed to transport only standard definition TV or both standard definition and high definition TV over IP networks.

Our products are also capable of assuming a larger role in the delivery of real-time, high-quality video. The process by which video is transmitted to the end viewer or user is complex and involves numerous networks, systems and components. The flexible architecture of our products allow them to easily perform functions such as file caching and serving, whereby files can be temporarily stored in our products for quick delivery to the consumer or user without the need to access large video servers. Today, separate large and expensive video servers are necessary to provide video on demand services to a discreet number of homes. By implementing caching and serving capabilities, our products can move some of the necessary functions of video delivery to the periphery of networks, thus reducing the strain on core portions of networks, and reducing the need for numerous expensive video servers.

Our products easily integrate into existing networks enabling real-time, high-quality video service in IP access networks.

Product Development

Our product development efforts are continuous and based on customer requirements for increased performance, flexibility and functionality. To increase performance, we will move to next generation network processor designs developed by Intel as needed to provide increased throughput and processing capabilities. To increase flexibility, we will bring to market new products that provide scaleable solutions that can be deployed under initial conditions of throughput and other critical parameters, yet grow as requirements change due to increases in demand or number of subscribers. To increase functionality, we will evaluate logical additions to our products that will better fit customers' evolving needs. For example, our Chameleon product line has already changed from a pure multiplexer/demultiplexer family of products delivering video-on-demand to one that also delivers regular broadcast channels over IP networks.

OUR STRATEGY

We believe that our technology and our products can be used in many different applications by communication services providers. Our strategy is to aggressively pursue (within our financial and other means) resources that introduce our products into the market. We intend to pursue strategic relationships with major equipment providers and content providers, as well as building a direct sales and marketing staff within the company. We are a small, cohesive company, able to react quickly to changes in market conditions. Our flexibility has in the past enabled us to successfully redirect our efforts as circumstance required.

COMPETITION

We face competition in each of the target markets for our products, services and products in development. A number of established and development-stage companies in these markets offer similar or alternative technological solutions for convergence of real-time data, such as audio and video, over IP networks as well as real-time, high-quality transition of video over IP networks. We anticipate that we will face increased competition in the future as competitors enhance their product offerings and new competitors emerge. For example, our largest customer, Scientific Atlanta, has a product that competes with our Chameleon vidX product line. Scientific Atlanta has significant greater resources and industry clout and, therefore, could threaten the viability of our business. And historically as our largest customer, any change in the level of business that we do with Scientific-Atlanta could have an adverse material impact on our business.

Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. As a result, certain of these competitors may be able to develop products that directly compete with ours and may be able to succeed with inferior product offerings. These competitors may also be able to adapt to new or emerging technologies and changes in customer requirements more readily, take advantage of acquisition and other opportunities more effectively, devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies than we can. In addition, these competitors have entered and will likely continue to enter into joint ventures or consortiums to provide additional value-added services competitive with those provided by us.

INTELLECTUAL PROPERTY

We rely on a combination of trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and agreements to protect our proprietary technology and brands. We also rely on patent protection. We have been issued three patents and have several other patent applications pending.

We have trademarked the name TrueCircuit(R), which identifies technology used in certain of our products. We expect also to trademark other technology and product names, as we deem it appropriate. We rely on trade secrets to protect certain areas of our technology, including the areas of fast context switching in embedded operating systems, real-time embedded architectures, signal processing techniques for artifact-free signals, and low-latency software drivers. In addition, we rely on three issued patents covering aspects of our technology and have filed applications for several additional patents. We believe that factors such as the creativity and technological skills of our personnel, new product developments, frequent product enhancements, reliable customer service and product maintenance are more essential to establishing and maintaining a technology leadership position.

Our policy is to enter into confidentiality and invention assignment agreements with all employees and consultants, and nondisclosure agreements with all other parties to whom we disclose confidential information. These protections, however, may not be adequate to protect our intellectual property rights.

EMPLOYEES

As of December 31, 2002, we had 23 employees in the United States, of whom 11 were engineers, 5 were in marketing and sales, 5 were in finance and administration and 2 were in operations. Our employees are not represented by any collective bargaining unit. We have never experienced a work stoppage.

PROPERTIES

We lease approximately 15,000 square feet of office space within one facility. The San Diego offices are used for research and development, prototype production, sales and marketing and administration. We believe our current U.S. facilities are adequate to meet our near-term space requirements.

LEGAL PROCEEDINGS

There are no material legal proceedings pending against us.

WEBSITE ACCESS TO SEC FILINGS

We maintain an Internet website at www.path1.com. We make available free of charge on our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

                                  RISK FACTORS

Investment in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included in this prospectus before making an investment decision. The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

WE ARE DEPENDENT UPON ADDITIONAL FUNDING TO MEET CURRENT COMMITMENTS, CONTINUE DEVELOPMENT OF OUR BUSINESS AND MAINTAIN OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our existing capital resources are insufficient to enable us to continue operations as currently conducted. THE CASH CRISIS IS VERY SERIOUS. Our independent auditors' opinion expresses substantial doubt about our ability to continue as a going concern.

We need additional funding to meet current commitments and continue development of our business. We currently have the cash resources to continue our business at its current levels only for our immediate needs. If we do not receive additional funding, our ability to continue as a going concern cannot be assured. See "Liquidity and Capital Resources."

OUR LIMITED SALES HISTORY MAKES IT DIFFICULT TO EVALUATE OUR PROSPECTS.

We were founded in January 1998 and have only been selling our products commercially since 2002, which makes an evaluation of our prospects difficult. Because of our limited sales history, we have limited insight into trends that may emerge and affect our business. In addition, the revenues and income potential of our business and market are unproven. An investor in our securities must consider the challenges, expenses and difficulties we face as our sales and marketing efforts mature.

WE RECENTLY LAUNCHED OUR INITIAL COMMERCIAL PRODUCTS AND SERVICES AND THEY MAY NOT GAIN CUSTOMER ACCEPTANCE.

In 2002, we launched our two primary commercial products into the video transport market and announced the deployment of our Chameleon vidX product line in our first quarter of 2003. These products are in the early stages of commercial deployment or are still in development. We may not be able to gain customer acceptance of any of our products due to our lack of an established track record, our financial condition, competition, price or a variety of other factors. If our products and services are not accepted by potential customers, or if these customers do not purchase our products and services at the levels we anticipate, our operating results may be materially adversely affected.

WE FACE COMPETITION FROM ESTABLISHED AND DEVELOPING COMPANIES, MANY OF WHICH HAVE SIGNIFICANTLY GREATER RESOURCES, AND WE EXPECT SUCH COMPETITION TO GROW.

The markets for our products, future products and services are intensely competitive. We face direct and indirect competition from a number of established companies, including Scientific-Atlanta, as well as development stage companies, and we anticipate that we shall face increased competition in the future as existing competitors seek to enhance their product offerings and new competitors emerge. Many of our competitors have greater resources, higher name recognition, more established reputations within the industry and stronger manufacturing, distribution, sales and customer service capabilities than we do.

The technologies that our competitors and we offer are expensive to design, develop, manufacture and distribute. Competitive technologies may be owned and distributed by established companies that possess substantially greater financial, technical and other resources than we do and, as a result, such companies may be able to develop their products more rapidly and market their products more extensively than we can.

Competitive technologies that offer a similar or superior capacity to converge and transmit audio, video and telephonic data on a real-time basis over existing networks may currently exist or may be developed in the future. We cannot assure you that any technology currently being developed by us is not being developed by others or that our technology development efforts will result in products that are competitive in terms of price or performance. If our competitors develop products or services that offer significant price or performance advantages as compared to our current and proposed products and services, or if we are unable to improve our technology or develop or acquire more competitive technology, our business could be adversely affected. In addition, competitors with greater financial and other resources than we have may be able to leverage such resources to gain wide acceptance of products inferior to ours.

OUR CUSTOMER BASE IS CONCENTRATED AND THE LOSS OF ONE OR MORE OF OUR KEY CUSTOMERS WOULD HARM OUR BUSINESS.

Historically, a significant majority of our sales have been to relatively few customers, including Scientific-Atlanta. We expect that sales to relatively few customers will continue to account for a significant percentage of our net sales for the foreseeable future. Almost all of our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. The loss of, or any reduction in orders from, a significant customer would harm our business.

OUR CRITICAL RELATIONSHIP WITH SCIENTIFIC-ATLANTA AS BOTH A CUSTOMER AND AS A COMPETITOR MAY JEOPARADIZE OUR SUCCESS.

Historic Sales. In 2002, approximately 66% of our revenues were from sales to Scientific-Atlanta and its subsidiary, BarcoNet N.V. Should our level of business with Scientific-Atlanta change, our results could be negatively impacted.

Competitive   Proprietary  Technology  .  Our  technology  uses  non-proprietary industry standard interfaces and designs for video transport (known as IP/gigabit Ethernet). We are aware that Scientific-Atlanta has developed a product line that operates with Resilient Packet Ring (or "RPR"), an alternative to the open industry standard of IP/gigabit Ethernet.

We believe transporting video directly over a proprietary standard such as RPR eliminates the flexibility offered through open standards such as IP/gigabit Ethernet. Nonetheless, Scientific-Atlanta's development, marketing and sale of its RPR-based products may compete directly with our development, marketing and sales efforts. Since Scientific-Atlanta has greater financial and other resources than we do, Scientific-Atlanta may be able to develop its RPR-based products more rapidly and market its RPR-based products more extensively than we can. Because of Scientific-Atlanta's name recognition, industry-reputation and other reasons, Scientific-Atlanta's RPR-based products could become the standard for delivery of real-time, broadcast-quality video, in which case the sale of our products could materially suffer. RPR-based products may be superior to ours in terms of price or performance, or inferior to ours but backed by superior marketing and support capabilities. As a result, we may not be able to compete successfully with Scientific-Atlanta, and our ability to gain market share for our products could be adversely affected.

Our relationship with Scientific Atlanta, as both a significant customer and a significant competitor, may have adverse consequences to our business. While general risks are associated with any competitor and any customer, the conflicting interests of Scientific-Atlanta, as a result of being both, magnifies these risks with respect to Scientific-Atlanta as both a customer and competitor. Scientific-Atlanta may decide to pursue its proprietary RPR-based products and discontinue its relationship with us, as both a reseller and an outside manufacturer. Loss of sales to Scientific-Atlanta and its distribution network to communication service providers could adversely affect our business.

WE HAVE INCURRED LOSSES SINCE INCEPTION AND WILL LIKELY NOT BE PROFITABLE FOR THE NEXT SEVERAL QUARTERS.

We have incurred operating losses since our inception in January 1998, and we expect to incur losses and negative cash flow for at least the next several quarters. As of December 31, 2002, our accumulated deficit was approximately $30.6 million. We expect to continue to incur significant operating, sales, marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.

OUR QUARTERLY FINANCIAL RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY.

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because our sales prospects are uncertain and our sales are made on a purchase order basis. In addition, we have not proven our ability to execute our business strategy with respect to establishing and expanding sales and distribution channels. Fluctuations may result from decreased spending on new products such as ours by communication service providers or their suppliers, the timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors, our ability to establish a productive sales force or partner with communication service providers or their suppliers, demand and pricing of the products we offer, consumer acceptance of the services our products enable, interruption in the manufacturing or distribution of our products and general economic and market conditions, including war, and other conditions specific to the telecommunications industry. As a result, we may experience significant, unanticipated quarterly losses.

THE SUCCESS OF OUR BUSINESS IS DEPENDENT ON ESTABLISHING AND EXPANDING SALES AND DISTRIBUTION CHANNELS FOR OUR PRODUCTS.

Third-Party Collaborations. We intend to partner with the leading suppliers to communication service providers, including Scientific-Atlanta, to promote and distribute our products, both as an outside equipment manufacturer to suppliers and with suppliers acting as resellers of our products. We may not be able to identify adequate partners, and even if identified, we may not be able to enter into agreements with these entities on commercially reasonable terms, or at all. To the extent that we enter into any such agreements with third parties, any revenues we receive from sales of our products in those markets will depend upon the efforts of such third parties, which in most instances will not be within our control. If we are unable to effectively leverage a partner to market our products more broadly than we can through our internal sales force, our business could be adversely affected.

Internal  Sales Force.  We have limited  experience in marketing and selling our products. We intend to expand our direct sales force domestically and internationally for the promotion of each of our Cx1000, Cx1410 and Chameleon vidX product lines and other future products to suppliers to and communication service providers of all kinds. Competition for quality sales and marketing personnel is intense. In addition, new employees, particularly new sales and marketing employees, will require training and education concerning our products and will also increase our operating expenses. There can be no assurance that we will be successful in attracting or retaining qualified sales and marketing personnel. As a result, there can be no assurance that the sales force we are able to build will be of a sufficient size or quality to effectively market our products.

THE RATE OF MARKET ADOPTION OF OUR TECHNOLOGY IS UNCERTAIN AND WE COULD EXPERIENCE LONG AND UNPREDICTABLE SALES CYCLES, ESPECIALLY IF THE SLOWDOWN IN THE TELECOMMUNICATIONS INDUSTRY PERSISTS.

Our products are based on new technology and, as a result, it is extremely difficult to predict the timing and rate of market adoption of our products, as well the rate of market adoption of applications enhanced by our products such as video-on-demand. Accordingly, we have limited visibility into when we might realize substantial revenue from product sales. We are providing new and highly technical products and services to enable new applications. Thus, the duration of our sales efforts with prospective customers in all market segments is likely to be lengthy as we seek to educate them on the uses and benefits of our products. This sales cycle could be lengthened even further by potential delays related to product implementation as well as delays over which we have little or no control, including:

o the length or total dollar amount of our prospective customers' planned purchasing programs in regard to our products;

o         changes  in  prospective   customers'  capital  equipment  budgets  or
          purchasing priorities;

o         prospective customers' internal acceptance reviews; and

o         the complexity of prospective customers' technical needs.

These uncertainties, combined with the worldwide slowdown in the telecommunications business that began in 2001, and the slowdown in corporate spending on technology generally as well as new technologies such as ours, substantially complicate our planning and may reduce prospects for sales of our products. If our prospective customers curtail or eliminate their purchasing programs, decrease their budgets or reduce their purchasing priority, our results of operations could be adversely affected.

WE WILL DEPEND ON CABLE, BROADCASTING AND SATELLITE INDUSTRY SPENDING FOR A SUBSTANTIAL PORTION OF OUR REVENUE AND ANY DECREASE OR DELAY IN SPENDING IN THESE INDUSTRIES WOULD NEGATIVELY IMPACT OUR RESOURCES, OPERATING RESULTS AND FINANCIAL CONDITION.

Demand for our products will depend on the magnitude and timing of spending by cable television operators, broadcasters, satellite operators and carriers for adopting new products for installation with their networks.

These spending patterns are dependent on a variety of factors, including:

o         access to financing;

o         annual budget cycles;

o the status of federal, local and foreign government regulation of telecommunications and television broadcasting;

o overall demand for communication services and the acceptance of new video, voice and data services;

o         evolving industry standards and network architectures;

o         competitive pressures;

o         discretionary customer spending patterns;

o         general economic conditions.

Recent developments in capital markets have reduced access to funding for potential and existing customers causing delays in the timing and scale of deployments of our equipment, as well as the postponement of certain projects by our customers. The timing of deployment of our equipment can be subject to a number of other risks, including the availability of skilled engineering and technical personnel.

WE NEED TO DEVELOP AND INTRODUCE NEW AND ENHANCED PRODUCTS IN A TIMELY MANNER TO REMAIN COMPETITIVE.

Broadband communications markets are characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability. However, we may not be able to successfully develop or introduce these products if our products:

o         are not cost effective,

o         are not brought to market in a timely manner,

o         are  not  in   accordance   with  evolving   industry   standards  and
          architectures, or

o         fail to achieve market acceptance.

In order to successfully develop and market certain of our planned products for digital applications, we may be required to enter into technology development or licensing agreements with third parties. We cannot assure you that we will be able to enter into any necessary technology development or licensing agreement on terms acceptable to us, or at all. The failure to enter into technology development or licensing agreements when necessary could limit our ability to develop and market new products and, accordingly, could materially and adversely affect our business and operating results.

DELIVERY OF REAL-TIME, BROADCAST-QUALITY VIDEO VIA IP NETWORKS IS A NEW MARKET AND SUBJECT TO EVOLVING STANDARDS.

Delivery of real-time, broadcast-quality video over IP networks is novel and evolving and it is possible that communication service providers or their suppliers will adopt alternative architectures and technologies for delivering real-time, broadcast-quality video over IP networks that are in compatible with our current or future products. If we are unable to design, develop, manufacture and sell products that incorporate or are compatible with these new architectures or technologies, our business could suffer.

CHANGES IN THE MIX OF OUR PRODUCT SALES, PRODUCT DISTRIBUTION MODEL OR CUSTOMER BASE COULD NEGATIVELY IMPACT OUR SALES AND MARGINS.

We may encounter a shift the mix of the various products that we sell - products that have varying selling prices based in part on the type of product sold, applicable sales discounts, licensed product feature sets, whether we sell our products as an OEM, and whether the sale is a direct sale or an indirect channel sale through our VARs and resellers. Any change in any of these variables could result in a material adverse impact on our gross sales, gross margins and operating results.

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

We purchase components, sub-assemblies and modules from a limited number of vendors and suppliers that we use to manufacture and test our products. Our reliance on these vendors and suppliers involves several risks including, but not limited to, the inability to purchase or obtain delivery of adequate supplies of such components, sub-assemblies or modules, increases in the prices of such items, quality, and overall reliability of our vendors and suppliers. Although in many cases we use standard parts and components for our products, certain components are presently available only from a single source or limited sources. Some of the materials used to produce our products are purchased from foreign suppliers. We do not generally maintain long-term agreements with any of our vendors or suppliers. Thus we may thus be unable to procure necessary components, sub-assemblies or modules in time to manufacture and ship our products, thereby harming our business.

We also recently signed an agreement with a leading parts vendor to provide turn-key outsourced manufacturing services. To reduce manufacturing lead times and to ensure adequate component supply, we may instruct our vendor to procure inventory based on criteria and forecasts as defined by us. If we fail to anticipate customer demand properly, an oversupply of parts, obsolete components or finished goods could result, thereby adversely affecting our gross margins and results of operations.

We may also be subject to disruptions in our manufacturing and product-testing operations that could have a material adverse affect on our operating results.

UNANTICIPATED DELAYS OR PROBLEMS ASSOCIATED WITH OUR PRODUCTS AND IMPROVEMENTS MAY CAUSE CUSTOMER DISSATISFACTION OR DEPRIVE US OF OUR "FIRST TO MARKET" ADVANTAGE.

Delays in developing and releasing products and improvements are not uncommon in the industry in which we compete. In the event of performance problems with our product offerings, delays of more than a few months in releasing improvements could result in decreased demand for a particular product and adverse publicity, which could further reduce demand for particular products or our products generally.

PRODUCT QUALITY PROBLEMS MAY NEGATIVELY AFFECT OUR REVENUES AND RESULTS FROM OPERATIONS.

We produce highly complex products that incorporate leading edge technology including both hardware, software and embedded firmware. Our software and other technology may contain "bugs" that can prevent our products from performing as intended. There can be no assurance that our pre-shipment testing programs will be adequate to detect all defects either in individual products or which could affect numerous shipments that, in turn, could create customer dissatisfaction, reduce sales opportunities, or affect gross margins if the cost of remedying the problems exceed our reserves established for this purpose. Our inability to cure a product defect may result in the failure of a product line, serious damage to our reputation, and increased engineering and product re-engineering costs that individually or collectively would have a material adverse impact on our revenues and operating results.

WE MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL IN THE FUTURE WHEN NEEDED, WHICH COULD PREVENT US FROM GROWING.

We must raise additional capital to fund our operations and planned growth. We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could seriously harm our business. In addition, additional equity financing may dilute our stockholders' interest, and debt financing, if available, may involve restrictive covenants and could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on debt. If adequate funds are not available, we may need to curtail our operations significantly.

WE MAY NOT BE ABLE TO PROFIT FROM GROWTH IF WE ARE UNABLE TO EFFECTIVELY MANAGE THE GROWTH.

We anticipate that we will need to grow in the future. This anticipated growth will place strain on our managerial, financial and personnel resources. The pace of our anticipated expansion, together with the complexity of the technology involved in our products and the level of expertise and technological sophistication incorporated into the provision of our design, engineering, implementation and support services, demands an unusual amount of focus on the operational needs of our future customers for quality and reliability, as well as timely delivery and post-installation and post-consultation field and remote support. In addition, new customers, especially customers that purchase novel and technologically sophisticated products such as ours, generally require significant engineering support. Therefore, adoption of our platforms and products by customers would increase the strain on our resources. To reach our goals, we will need to hire rapidly, while, at the same time investing in our infrastructure. We expect that we will also have to expand our facilities. In addition, we will need to successfully train, motivate and manage new employees; expand our sales and support organization; integrate new management and employees into our overall operations; and establish improved financial and accounting systems.

We may not succeed in anticipating all of the changing demands that growth would impose on our systems, procedures and structure. If we fail to effectively manage our expansion, our business may suffer.

WE MAY NOT BE ABLE TO HIRE AND ASSIMILATE KEY EMPLOYEES.

Our future success will depend, in part, on our ability to attract and retain highly skilled employees, including management, technical and sales personnel. Despite the recent economic slowdown, significant competition exists for employees in our industry and in our geographic region. We may be unable to identify and attract highly qualified employees in the future. In addition, we may not be able to successfully assimilate these employees or hire qualified personnel to replace them. The loss of services of any of our key personnel, the inability to attract or retain key personnel in the future, or delays in hiring required personnel, particularly engineering and sales personnel, could make it difficult to meet key objectives such as timely and effective product introductions.

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION.

We may attempt to acquire businesses or technologies that we believe are a strategic fit with our business. We currently have no commitments or agreements for any material acquisition and no material acquisition is currently being pursued. We believe that any future acquisition may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Since we will not be able to accurately predict these difficulties and expenditures, it is possible that these costs may outweigh the value we realize from a future acquisition. Future acquisitions could result in issuances of equity securities that would reduce our stockholders' ownership interest, the incurrence of debt, contingent liabilities or amortization of expenses related to goodwill or other intangible assets and the incurrence of large, immediate write-offs.

WE ARE DEPENDENT ON OUR KEY EMPLOYEES FOR OUR FUTURE SUCCESS.

Our success depends on the efforts and abilities of our senior management and certain other key personnel. If any of these key employees leaves or is seriously injured and unable to work and we are unable to find a qualified replacement, then our business and results of operations could be materially harmed.

WE ARE SUBJECT TO LOCAL, STATE AND FEDERAL REGULATION, AS WELL AS THE RULES OF ANY STOCK EXCHANGES ON WHICH OUR SECURITIES MIGHT TRADE.

Legislation affecting us (or the markets in which we compete) could adversely impact our ability to implement our business plan on a going-forward basis. The telecommunications industry in which we operate is heavily regulated and these regulations are subject to frequent change. Future changes in local, state, federal or foreign regulations and legislation pertaining to the telecommunications field may adversely affect prospective purchasers of telecommunications equipment, which in turn would adversely affect our business.

RISKS RELATED TO INVESTMENT IN OUR SECURITIES

THE MARKET PRICE OF OUR COMMON STOCK COULD BE VOLATILE AND YOUR INVESTMENT COULD SUFFER A DECLINE IN VALUE.

The market price for our common stock is likely to be volatile and could be susceptible to wide price fluctuations due to a number of internal and external factors, many of which are beyond our control, including:

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

OUR EXECUTIVE OFFICERS, DIRECTORS AND 5% STOCKHOLDERS WILL BE ABLE TO EXERCISE SUBSTANTIAL CONTROL OVER ALL MATTERS REQUIRING SHAREHOLDER APPROVAL.

As of December 31, 2002, a small number of our executive officers, directors and 5% stockholders, beneficially own, in the aggregate, approximately 45% of our outstanding common stock. As a result, these stockholders (or subgroups of them) retain substantial control over matters requiring approval by our stockholders, such as the election of directors and approval of significant corporate transactions. Pursuant to the terms of a stockholders' agreement dated April 10, 2000 with Leitch Technology Corporation ("Leitch"), Ronald D. Fellman and Douglas A. Palmer, have agreed to vote all securities of Path 1 held by them in favor of designees of Leitch for two positions on our Board of Directors, for as long as Leitch continues to hold at least 20% of our capital stock (on an as-converted, as-exercised, fully-diluted basis). As of December 31, 2002, Leitch did not hold at least 20% of our stock on an as-converted, as-exercised, fully-diluted basis and thus is not entitled to designate director nominees.

THE ISSUANCE OF COMMON STOCK TO LAURUS FUNDS IN CONNECTION WITH OUR CONVERTIBLE NOTE TO THEM WOULD CAUSE SIGNIFICANT DILUTION TO OUR STOCKHOLDERS, AND THE RESALE OF SUCH SHARES BY LAURUS MAY DEPRESS THE PRICE OF OUR COMMON STOCK.

In May 2002, we issued a 12% convertible note in the principal amount of $1,250,000. The note is convertible at a price of $1.40 per share and is payable on a monthly basis over 15 months. We also issued 125,000 warrants in connection with this note.

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

As part of the November 7, 2002 convertible note transaction, the Company also repriced the conversion price of the May 2002 convertible note and the 125,000 warrants (which had been purchased by the same investor) to $.85 per share. The term of the May 2002 note was extended to May 7, 2004.

The convertible note financing that we have in place with Laurus Funds may have a material dilutive impact on our shareholders, as well as a negative impact on our financial results.

WE OFFER STOCK OPTIONS TO OUR EMPLOYEES, NON-EMPLOYEE DIRECTORS, CONSULTANTS AND ADVISORS, WHICH COULD RESULT IN ONGOING DILUTION TO ALL STOCKHOLDERS, INCLUDING INVESTORS IN THIS OFFERING.

We maintain two equity compensation plans: (i) the 2000 Stock Option/Stock Issuance Plan (the "2000 Plan"), pursuant to which we may issue options and common stock to employees, officers, directors, consultants and advisors, and
(ii) the 2001 Employee Stock Purchase Plan (the "Purchase Plan"), approved by our stockholders in February 2002, pursuant to which our employees are provided the opportunity to purchase our stock through payroll deductions. As of December 31, 2002, there were options outstanding to purchase 3,619,587 shares of common stock under our 2000 Plan; 620,931 shares of common stock remain available for issuance under the 2000 Plan. All of the outstanding option grants under the 2000 Plan have been approved by the Board of Directors and stockholders. A maximum of 250,000 shares of common stock have been authorized for issuance under the Purchase Plan.

In addition, as of December 31, 2002, there were 539,713 shares of common stock subject to outstanding options granted other than under the 2000 Plan or Purchase Plan. These non-plan options were granted to various employees, directors, consultants and advisors.

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

The number of shares of common stock subject to currently outstanding options under the 2000 Plan, as well as shares of common stock subject to options granted other than under the 2000 Plan, exceeds 30% of the total number of shares of our currently outstanding common stock. The California Department of Corporations has issued regulations for companies seeking qualification of stock option plans, which regulations require that the total number of shares issuable upon exercise of all options shall not exceed 30% of such companies' outstanding shares, unless a percentage higher than 30% is approved by at least two-thirds of the outstanding shares entitled to vote. We unsuccessfully sought to obtain this two-thirds supermajority vote of the outstanding shares pursuant to a written consent solicitation of our stockholders under a Proxy Statement filed with the Securities and Exchange Commission on December 31, 2001. Therefore, the issuance of further stock options and shares under the 2000 Plan to persons other than officers, directors and previous optionees requires qualification, is restricted under the "blue sky" securities provisions of the California Corporations Code. As a result, our ability to grant options and stock as a means of attracting and retaining employees and directors will be materially impaired.

WE DO NOT INTEND TO PAY CASH DIVIDENDS.

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 2.   PROPERTIES

We lease approximately 15,000 square feet of office space within one facility under in San Diego, California. The San Diego office is used for research and development, prototype production, sales and marketing and administration. The lease for our San Diego office expires April 2005.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

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

                                              High ($)            Low ($)
                                         -----------------    ---------------
           2002:

              First Quarter                      5.80               3.10
              Second Quarter                     3.00               1.25
              Third Quarter                      2.10               1.04
              Fourth Quarter                     1.17               0.86
           2001:

              First Quarter                     10.72               5.69
              Second Quarter                     9.65               5.05
              Third Quarter                      5.95               3.20
              Fourth Quarter                     7.90               3.80


As of March 7, 2003, there were approximately 348 holders of record of our common stock. We have never paid cash dividends on our common stock and have no present intention to do so.

ITEM 6.   SELECTED FINANCIAL DATA

In the table below, we provide you with our summary historical financial data. We have prepared this information using our financial statements, for the consolidated years ended December 31, 2002, 2001, 2000 and 1999 as well as the period from January 30, 1998 (inception) to December 31, 1998. When you read this summary historical financial data, it is important that you also read the consolidated historical financial statements and related notes included herein (in thousands, except per share data):



                                                                                                             Period from
                                                                                                          January 30, 1998

                                                                 Years ended December 31,                  (inception) to

                                                 ---------------------------------------------------------------------------
                                                     2002          2001          2000           1999      December 31, 1998
                                                 ---------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Revenues                                          $  2,722      $   1,969      $      -      $       -       $        -
Gross profit                                      $  1,209      $     596      $      -      $       -       $        -
Operating loss                                    $ (4,228)     $  (2,050)     $(13,468)     $  (4,000)      $   (2,671)
Loss from continuing operations                   $ (5,837)     $  (2,855)     $(13,120)     $  (4,014)      $   (2,664)
Discontinued operations                           $  (317)      $  (1,829)     $      -      $       -       $        -
Net loss                                          $ (6,154)     $  (4,684)     $(13,120)     $  (4,014)      $   (2,664)

BALANCE SHEET DATA:

Cash, cash equivalents and marketable securities  $    396      $   1,733      $ 11,484      $     454       $      119
Working capital                                   $   (769)     $     271      $  8,971      $     258       $       74
Total assets                                      $  1,633      $   3,418      $ 12,304      $     712       $      312
Total stockholders' (deficit) equity              $   (539)     $   1,349      $  9,614      $     430       $      256

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition contains certain statements that are not strictly historical and are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a high degree of risk and uncertainty. Our actual results may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in our operations, development efforts, and business environment, including those set forth under the Section entitled "Risk Factors" in Item 1, and other documents we file with the Securities and Exchange Commission. All forward-looking statements included in this report are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statement.

OVERVIEW

In 2002, we began a transition toward being a true products-based company as opposed to an engineering and research development-stage company. Although we still fit the profile of an emerging company, this transition is evident in many aspects of our operations. Our 2002 Statement of Operations results reflect this, just as our 2001 results reflected an earlier phase of the transition. As part of our continuing transition, we outsourced our manufacturing operations in January 2002.

In 2001,  we acquired our Silicon  Systems  ("Sistolic")  business  unit.  After making a  significant  investment  in  Sistolic,  we  decided  in April  2002 to discontinue and sell Sistolic. Our resources did not allow us to continue to operate both Sistolic and our core video solutions business due principally to the cash burn rate of both businesses and our limited resources. Our decision cut our losses on Sistolic was also spurred by disappointments in Sistolic's business progress, our recognition of the difficultly in managing a
Romanian-based business unit, and our judgment that focusing our limited resources on our core video solutions business would provide a better return for our stockholders.

Since our inception on January 30, 1998, we have financed our operations primarily through the sale of common equity securities to investors and strategic partners, as well as from the issuance of convertible notes. From January 30, 1998 through December 31, 2002, we incurred losses totaling $30.6 million. We do not believe that our existing capital resources will enable us to fund operations for the next twelve months. At December 31, 2002, we had negative working capital of $769,000, and a decrease of $785,000 in cash and cash equivalents compared to December 31, 2001. Our existing capital resources are insufficient to enable us to continue operations as currently conducted. THE CASH CRISIS IS VERY SERIOUS. Our independent auditors' opinion expresses substantial doubt about our ability to continue as a going concern.

Many emerging companies' operating results are affected by charges for stock based compensation. In 2000 and 2001, these effects were particularly large for us due to our decision to issue stock options for Class B Common Stock, which was "junior common stock". All options overlying junior common stock are subject to variable accounting treatment, and require a new measurement date each quarter. By October 2001, we had issued an unusually high number of options compared to many other publicly traded companies, and almost all of such options were for Class B Common Stock. Accordingly, when our stock price rose (as it did in 2000), we recorded very large amounts of stock-based compensation expense. When our stock price fell (as it did in 2001), we reversed earlier charges and recorded very large amounts of stock-based compensation benefit, or "negative expense". Because the wide fluctuations were found undesirable, we instituted a program in which we issued 2,636,148 new Class A Common Stock options in October 2001 in exchange for all outstanding Class B Common Stock options. Class A Common Stock, which is now known simply as our Common Stock, is not junior common stock. The October 2001 transaction, while not insulating us from all future fluctuations in stock-based compensation changes arising from variable accounting treatment, is expected to reduce the size of such fluctuations significantly from what they would have been if we had continued with Class B Common Stock options.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

REVENUE

Total 2002 revenues were $2.7 million, representing an increase of approximately 38% over 2001 revenues of $1.96 million. Revenues in 2002 consist of product sales, contract service revenue and license fees. During 2002, the Company recorded product revenues of $2.4 million, engineering service revenue of $116,000 and license revenue of $190,000. Revenues in 2001 consisted of $1.45 million in engineering services revenue and $519,000 in product sales revenue.

COST OF REVENUES

Cost of revenues was $1.5 million in 2002, representing an increase of 10% over cost of revenues in 2001 of $1.37 million. In 2002, our cost of product sales was $1.48 million, and our cost of engineering services was $33,000. In 2001, our cost of product sales was $156,000, and our cost of engineering services was $1.2 million. Our cost of revenues increased at a rate slower than our revenues reflecting our transition to selling our video gateway products.

RESEARCH AND DEVELOPMENT

Our research and development expenses decreased approximately 16% to $1.5 million in 2002 from $1.78 million in 2001. The decrease in our research and development expenses is primarily due to a decrease in payroll costs and prototype material expenses as the Company transitioned to a products company from an engineering development stage company. The decline in our R&D expenses also resulted from our efforts in 2002 to reduce our operating costs.

SALES AND MARKETING

Our sales and marketing expenses increased nearly 69% to $639,000 in 2002 from $378,000 in 2001. The increase in sales and marketing expenses reflects the company's transition to a products-based company, costs incurred for marketing and sales campaigns and materials, trade shows and establishing product channels and reseller arrangements.

GENERAL AND ADMINISTRATIVE

Our general and administrative expenses decreased nearly 35% to $2.6 million in 2002 from $3.99 million in 2001. This decline is principally a result of our cost reduction programs implemented in 2002 that included headcount reductions, and lower overall spending for general and administrative functions.

STOCK-BASED COMPENSATION

Stock-based compensation expense is a non-cash item that is recognized in association with stock options having exercise prices below estimated fair value and/or which overlie junior common stock. Stock-based compensation expense is calculated as the difference between exercise prices and estimated fair market on the date of grant or subsequent measurement date. If the options are subject to variable accounting treatment, then each quarter additional compensation expense, either positive or negative, is recognized based on the fair market value of our common stock in accordance with the provisions of variable stock option accounting. In 2002, we recorded a non-cash compensation charge of $253,000 related to stock options, compared to a non-cash stock compensation benefit of approximately $3.1 million in 2001. Stock-based compensation expense may continue to fluctuate, in material amounts, as the fair market value of our common stock increases or decreases. In October 2001, we issued 2,636,148 Class A Common Stock options in exchange for all 2,636,148 of the outstanding Class B Common Stock options (this Class A Common Stock was subsequently reclassified as "common stock" in February 2002). As options for the Class B Common Stock had been subject to variable accounting treatment because Class B Common Stock was junior common stock, the effect of this option exchange was to provide a final measurement date for employee options and fix previously expensed consultant options. The net effect was to minimize the future effect of variable accounting treatment on our stock options.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses increased 82% to $461,000 from 253,000 in 2001, predominantly as a result of amortization of capitalized loan fees in connection with our financings in 2002.

INTEREST INCOME/(EXPENSE)

Interest expense totaled $1 million in 2002, compared to $93,000 interest income in 2001. The increase in interest expense predominantly consists of the amortization of deferred interest and debt discount related to our European note and convertible note borrowings in 2002.

RESTRUCTURING CHARGE

In 2001, we recorded restructuring charges totaling $221,000, primarily due to severance costs related to a workforce reduction and subsidy costs related to subletting certain excess office space. We implemented the restructuring plan as a result of the completion of a certain funded development project funded by BarcoNet, now a subsidiary of Scientific-Atlanta. The workforce reduction in 2001 resulted in the involuntary termination of six employees. The total charge recognized by us for the involuntary termination was approximately $93,000.

LOSS ON SALE OF SECURITIES

We recorded a loss on sale of securities totaling $590,000 in 2002, compared to a loss of $677,000 in 2001, reflecting our sale of securities that we held in various companies, especially Leitch Technology Corporation. We no longer hold any portfolio securities.

DISCONTINUED OPERATIONS

We decided to dispose of our Silicon Systems business unit ("Sistolic") after a large semiconductor company, with whom we entered into a non-exclusive licensing agreement and an engineering services agreement related to Sistolic's technology, informed us that they were terminating their agreements in March 2002. Due to this material and adverse turn of events, we decided that we could no longer sustain the negative cash flow from Sistolic. On April 3, 2002, we disposed of the assets of this business unit back to Metar SRL and its President ("Executive") in exchange for the elimination of our remaining obligations to Metar SRL and its affiliates, including the payable of $686,000, the return of all stock options granted to the Executive and the Romanian employees, and a confirmation that performance criteria specified in the Executive's employment agreement with us related to a potential $4 million bonus were never met by him. We also received a limited use license to the business unit's intellectual property. In addition, the Romanian facility lease was transferred to Metar SRL and the Romanian employment contracts were terminated. Metar SRL was permitted to hire any and all Romanian employees. Metar SRL also received 35,000 shares of our common stock. The Executive resigned on March 27, 2002, as an officer of the Company in anticipation of this transaction.

Sistolic's results of operations for 2002 and 2001 have been included in discontinued operations. We recorded a loss of $317,000 from discontinued operations for 2002. Our loss from discontinued operations for 2001 was $1,829,000.

COMPARISON FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

REVENUE

Total revenue in 2001 was $1.96 million, primarily from engineering services on the BarcoNet development project. No revenue was reported in 2000.

COST OF REVENUE

Total cost of revenue in 2001 was $1.37 million. No cost of revenue was reported in 2000.

RESEARCH AND DEVELOPMENT

Research and development expense decreased to $1.8 million in 2001 from $3.5 million in 2000, representing a 49% decrease year on year. The decrease in our research and development expenses was primarily due to lower expenses for consulting, reduced engineering staff, and associated prototype material expenditures related to the development of certain proposed products and the technology underlying these products.

SALES AND MARKETING

Sales and marketing expense decreased 68% to $378,000 in 2001 from $1.2 million in 2000. The decrease in our sales and marketing expenses in 2001 was due to our efforts at focusing on development activities and away from promotional and sales efforts associated with securing contract development opportunities in 2000.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased nearly 43% to $3.9 million in 2001 from $2.8 million in 2000. The increase reflects increases in amortization of acquired technology, recruiting costs for senior level executives, severance and consulting payments to our former CEO and payments to key upper management for the entire 2001 year as compared to a partial year in 2000.

STOCK-BASED COMPENSATION

Stock-based compensation expense is a non-cash item that is recognized in association with stock options having exercise prices below estimated fair value and/or which overlie junior common stock. Stock-based compensation expense is calculated as the difference between exercise prices and estimated fair market on the date of grant or subsequent measurement date. If the options are subject to variable accounting treatment, then each quarter additional compensation expense, either positive or negative, is recognized based on the fair market value of our common stock in accordance with the provisions of variable stock option accounting. We recognized a $3.1 million non-cash benefit in 2001 due to a lower stock price relative to the previous year, versus a $4.4 million non-cash charge in 2000. In October 2001, we issued 2,636,148 Class A Common Stock options in exchange for all 2,636,148 of the outstanding Class B Common Stock options (this Class A Common Stock was subsequently reclassified as "common stock" in February 2002). As options for the Class B Common Stock had been subject to variable accounting treatment because Class B Common Stock was junior common stock, the effect of this option exchange was to provide a final measurement date for employee options and fix previously expensed consultant options. The net effect was to minimize the future effect of variable accounting treatment on our stock options.

LITIGATION SETTLEMENT

In January 2001, we settled litigation with Franklin Felber, one of our founders. We paid Mr. Felber 100,000 shares of Common Stock and $48,000 cash. We recorded a charge of $1,400,000 in 2000 related primarily to the stock issuance, and recorded a $650,000 credit in 2001 related to the resolution of a contingency that would have required us to pay additional cash.

INTEREST INCOME

Our interest income decreased to $93,000 in 2001 from $449,000 in 2000. The decrease in interest income was due to significantly lower average cash balances in 2001 versus 2000, as well as lower interest rates on deposits.

LOSS ON SALE OF SECURITIES

Our loss from the sale of securities increased to $677,000 in 2001 from $101,000 in 2000. The increase related principally to the loss recognized on the sale of Leitch common stock in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception on January 30, 1998, we have financed our operations primarily through the sale of common equity securities to investors and strategic partners, as well as from the issuance of convertible notes.

From January 30, 1998 through December 31, 2002, we incurred losses totaling $30.6 million. The accompanying financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of conducting business. We do not believe that our existing capital resources will enable us to fund operations for the next twelve months. At December 31, 2002, we had negative working capital of $769,000, and a decrease of $785,000 in cash and cash equivalents compared to December 31, 2001.

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

In 2002, the Company received approximately $1,031,000 from a private placement of convertible notes with European investors (the "Euro notes") who were existing Company stockholders. The notes carry a 4% annual coupon, paid quarterly in cash or stock, at our discretion, and are convertible for a one-year conversion term at a price of $1.20 per share. In addition, upon conversion, the note holder will be issued warrants equal to the number of shares to be issued.

Because the Euro notes' conversion price was below the trading market price of stock on the day the Euro notes were issued, this resulted in an embedded, beneficial conversion element. As a result, we recorded a debt discount of $301,000 and this will be accreted over the life of the debt or sooner in the event of conversion. Through December 31, 2002, approximately 76% of the note holders converted their notes into the Company's common stock. Upon conversion, the Company expensed warrants to purchase 674,654 shares of common stock at $1.60 per share for $293,000. The warrants are fully vested and expire in June 2007. In 2002, we recorded non-cash interest expense of $573,000 relating to amortization of debt discount and issuance of common stock warrants related to the Euro notes.

During 2002, the Company issued two convertible notes to The Laurus Master Fund ("Laurus"). In May 2002, we issued Laurus a 12%, 15-month convertible note in the principal amount of $1,250,000. The note is convertible at a price of $1.40 per share. The Company secured a three-month deferral of principal and interest under the note. In connection with the issuance of the 12% convertible note in May 2002, we issued to Laurus warrants to purchase 125,000 shares of common stock at $1.68 per share. The warrants are fully vested and expire on May 2009.

On November 7, 2002, we issued Laurus a 12% convertible note in the principal amount of $300,000. The note is convertible at a price of $.85 per share and is payable on a monthly basis over 18 months. In connection with the issuance of the 12% convertible note in November 2002, the Company issued warrants to purchase 75,000 shares of common stock at $.85 per share.

Because the Laurus notes' conversion prices were below the trading market prices of the Company's stock on the dates of issue, this resulted in an embedded beneficial conversion element. We recorded a debt discount of $779,000 and this will be accreted over the life of the debt or sooner in the event of conversion. In 2002, we recorded non-cash interest expense of $421,000 relating to the accretion of debt discount and conversions related to the Laurus notes. The price at which these Laurus notes convert into our stock generally varies monthly in proportion to the price of our stock at the time of conversion, and is based generally on a trailing market price.

As part of the November 7, 2002 convertible note transaction, the Company also repriced the conversion price of the May 2002 convertible note and the 125,000 warrants (which had been purchased by the same investor) to $.85 per share. The term of the May 2002 note was extended to May 7, 2004. The reprice resulted in a non-cash charge of $130,000 in the fourth quarter ended December 31, 2002 related to debt conversion expense. The Company will incur additional non-cash debt conversion expense in the future upon the conversion of both notes.

For the foreseeable future, we expect to incur substantial additional expenditures associated with cost of sales and with research and development, in addition to increased costs associated with staffing for management, manufacturing, sales and marketing and administration functions. Additional capital is required to implement our business strategies and fund our plan for future growth and business development. We are continuing to seek other sources of additional capital to fund operations until we are able to fund operations through internal cash flow.

At December 31, 2002, we had no material commitments other than our operating leases. Our future capital requirements will depend upon many factors, including the timing of research and product development efforts, the possible need to acquire new technology, the expansion of our sales and marketing efforts, and our expansion internationally. We expect to continue to expend significant amounts in all areas of our operations.

As noted above, we will need additional financing in 2003. We may pursue a number of alternatives to raise additional funds, including: borrowings; lease arrangements; collaborative research and development arrangements with technology companies; the licensing of product rights to third parties; or additional public and private equity financing. There can be no assurance that funds from these sources will be available on favorable terms, if at all. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders will be reduced or significantly diluted, or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.

Our existing capital resources are insufficient to enable us to continue operations as currently conducted. THE CASH CRISIS IS VERY SERIOUS. Our independent auditors' opinion expresses substantial doubt about our ability to continue as a going concern.

Cash used in operations was $4.1 million for the year ended December 31, 2002 compared to $7.2 million for the same period in 2001, despite a much larger net loss from continuing operations in 2002 versus 2001. The decrease in cash used in operations the year ended December 31, 2002, compared to the prior year was primarily due to lower engineering and general and administrative expenses.

Cash provided by investing activities for the year ended December 31, 2002, was $414,000, compared cash provided of $1.4 million as of December 31, 2001. Cash provided for the year ended December 31, 2002 was primarily the result of our sale of marketable securities in early 2002.

Cash provided by financing activities for the year ended December 31, 2002 was $3.2 million, compared to cash provided of $236,000 at December 31, 2001. This change was primarily due to Euro note financing and convertible note financings with The Laurus Funds in 2002.

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

REVENUE RECOGNITION:

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates primarily from our ownership, if any, of marketable securities and investments in certain available-for-sale securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At December 31, 2002, we did not have any marketable securities or investments in available-for-sale securities, nor did we have any sales denominated in a currency other than the United States dollar.

We do not believe that inflation has had a material impact on our business or operating results during the periods presented.

ITEM 8.   FINANCIAL STATEMENTS

The Company's consolidated financial statements at December 31, 2002, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002, 2001, and 2000, are included in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 30, 2002, we announced that we engaged the accounting firm of Swenson Advisors, LLP as our independent accountants for the remainder of the year ended December 31, 2002.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be set forth under the captions "Election of Directors", Executive Officers" and "Section 16(a) Beneficial Ownership Compliance" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2003 Annual Meeting of Stockholders (the "Proxy Statement"), which is incorporated by reference herein.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation".

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management".

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Proxy Statement under the heading "Certain Relationships and Related Transactions".

ITEM 14.  STATEMENT ON DISCLOSURE CONTROLS AND PROCEDURES

(A) EVALUATION OF CONTROLS AND PROCEDURES

Within 90 days before the filing of this report, our Chief Executive Officer, Mr. Cary, and Chief Financial Officer, Mr. Zavoli, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, Mr. Cary and Mr. Zavoli concluded that our disclosure controls and procedures are effective in causing material information to be collected, communicated and analyzed by management of the Company on a timely basis and to ensure that the quality and timeliness of the Company's public disclosures comply with its SEC disclosure obligations.

(B) CHANGES IN INTERNAL CONTROLS

There were no significant changes in our internal controls or in other factors that could significantly affect these controls after the date of our most recent evaluation.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

         (a)   Documents Filed as Part of This Report

                  1. The following financial statements are filed as a part of this report under Item 8 - Financial Statements and Supplementary Data:

                     Report of Swenson Advisors LLP, Independent Accountants Report of Ernst & Young LLP, Independent Accountants

                     -Consolidated Balance Sheets
                     -Consolidated Statements of Operations
                     -Consolidated Statements of Stockholders' Equity -Consolidated Statements of Cash Flows
                     -Notes to Consolidated Financial Statements

                  2.  Financial statement schedules.

                  3.  Exhibits:   The  exhibits  filed  with  this  report,   or
                      incorporated  by  reference  herein,  are set forth on the
                      Exhibit Index included herein.

Exhibit
Number            Description

2.1               Sale Purchase Agreement among us, Metar ADC and Michael Florea, Dated October 13, 2000. (1)
3.1               Certificate of Incorporation, as amended. (2)
3.1.1             Certificate of Amendment of Certificate of Incorporation, as filed with the Delaware Secretary of State on February 28, 2002. (3)
3.2               Amended and Restated Bylaws. (2)
10.1*             Consent to Sublease Agreement with Pointe Camino Windell, LLC and Qualcomm Inc. dated June 6,
                  2002.

10.2              Stockholders' Agreement, by and among us, Leitch Technology Corporation,
                  Ronald D. Fellman, Douglas A. Palmer and Michael T. Elliott, dated April 7, 2000. (2)
10.3              Agreement of Purchase and Sale by and between us and Leitch Technology Corporation, dated April
                  10, 2000. (2)

10.4+             Technology License Agreement between us and Leitch Technology corporation, dated April 10,
                  2000. (2)

10.5              Settlement Agreement and Mutual Release among Path 1 Network Technologies Inc., Douglas A.
                  Palmer, Ronald D. Fellman, Linda Palmer, Franklin Felber and Merril Felber dated January 4,
                  2001. (6)

10.6              Path 1 Network Technologies Inc. 2000 Stock Option/Stock Issuance Plan. (7)
10.7              Form of Notice of Grant under the 2000 Stock Option/Stock Issuance Plan. (7)
10.8              Form of Stock Option Agreement under the 2000 Stock Option/Stock Issuance Plan. (7)
10.9              Employment Agreement between us and Yendo Hu dated August 31, 1999. (2)
10.10             Employment Agreement between us and Michael T. Elliott dated April 7, 2000. (2)
10.11             Employment Separation/Consulting Agreement and General Release with Michael Elliott dated April
                  4, 2001. (8)

10.12*            Agreement with James Bixby, Director, dated December 22, 2000.
10.13*            Employment Agreement with Alan Remen dated May 5, 2000.
10.14             Separation and General Release between us and Alan Remen dated January 8, 2002. (3)
10.15             Consulting Agreement between us and Alan Remen dated January 8, 2002. (3)
10.16#            Employment Agreement with Michael Florea, dated October 13, 2000, as amended by Amendment No. 1 to the Employment Agreement of Michael Florea dated December 19, 2000. (5)
10.17             Separation and Sale Agreement among us, Metar ADC SRL, and Michael Florea, dated as of April 1,
                  2002 but executed and delivered April 3, 2002. (14)
10.18             Letter of resignation from Douglas A. Palmer dated May 24, 2002. (13)
10.19             Consulting Agreement with Douglas A. Palmer dated May 24, 2002. (13)
10.20*            Letter Agreement with Douglas A. Palmer dated December 27, 2002.
10.21#            Employment Agreement with Richard B. Slansky dated May 5, 2000. (3)
10.22             Separation and General Release with Richard B. Slansky dated July 8, 2002. (13)
10.23#            Employment Agreement with Frederick A. Cary, dated September 7, 2001. (8)
10.24*            Agreement with Robert Packer, Director, dated September 28, 2001.
10.25*            Employment Agreement with David A. Carnevale dated November 6, 2001.
10.26*            Consulting Agreement with Robert Clasen dated July 20, 2002, as amended by Consulting Agreement
                  Addendum dated September 16, 2002.

10.27*            Consulting Agreement with Moshe Nazarathy dated September 25, 2002.
10.28*            Agreement with Moshe Nazarathy, Director, dated September 25, 2002.
10.29*            Employment Agreement with John R. Zavoli dated October 16, 2002.
10.30*            Severance Agreement and Technology License Agreement with Ronald D. Fellman dated January 7,
                  2003.

10.31*            Employment Agreement with Pat Bohana dated February 21, 2003.
10.32*            Consulting Agreement with Del Mar Consulting Group, Inc. dated November 27, 2002.
10.33*            Non-Qualified Stock Option Agreement with Del Mar Consulting Group, Inc. dated November 30,
                  2002.

10.34             Subscription Agreement between us and Meewui de Kraker dated, October 24, 2001. (3)
10.35             Promissory note between us and Meewui de Kraker, dated October 24, 2001. (3)
10.36             Stock Pledge Agreement between us and Meewui de Kraker, dated October 24, 2001. (3)
10.37*            Default Judgement obtained against Meeuwi deKraker filed on October 21, 2002.

10.38             Technology License Agreement between us and Visionary Solutions dated December 11, 2001. (3)
10.39             Common Stock Purchase Agreement between us and DTKA Holdings Limited, dated January 17, 2002.
                  (9)

10.40             Registration Rights Agreement between us and DTKA Holdings Limited, dated January 17, 2002. (9)
10.41             Path 1 Network Technologies 2001 Employee Stock Purchase Plan. (6) (14)
10.42             Private Placement of up to $5 million in Unregistered Securities and Warrants dated January 13,
                  2002. (14)

10.43             Securities Purchase Agreement with the April and May European investors. (12)
10.44             Form of Convertible Note issued to the April and May European investors.  (12)
10.45             Form of Warrant issued to the April and May European investors. (12)
10.46             Securities Purchase Agreement between us and Laurus Master Fund, Ltd. (10)
10.47             $1,250,000 convertible promissory note issued to Laurus Master Fund, Ltd. (10)
10.48             125,000 warrants issued to Laurus Master Fund, Ltd. (10)
10.49             Securities Purchase Agreement dated November 7, 2002 by and between Path 1 and Laurus Master
                  Fund, Ltd. (11)

10.50             Allonge to Convertible Note Dated May 16, 2002 dated November 7, 2002 with Path 1 and Laurus
                  Master Fund, Ltd. (11)
10.51             Allonge to Warrant Dated May 16, 2002 dated November 7, 2002 with Path 1 and Laurus Master
                  Fund, Ltd. (11)
10.52*            Purchase and Security Agreement dated February 13, 2003 with Laurus Master Fund, Ltd.
10.53*            Registration Rights Agreement dated February 13, 2003 with Laurus Master Fund, Ltd.
10.54*            Allonge to Convertible Note Dated May 16, 2002 and November 7, 2002 with Laurus Master Fund,
                  Ltd. dated February 13, 2003.

10.55*            Form of Convertible Note with Laurus Master Fund, Ltd. dated February 13, 2002.
10.56*            Form of Warrant with Laurus Master Fund, Ltd. dated February 13, 2002.
10.57*            Reseller Agreement with Internet Photonics, Inc. dated October 11, 2002.
10.58*            Product Development and Supply Agreement dated September 9, 2002.

21                List of subsidiaries. (10)

23.1*             Consent of Swenson Advisors LLP.
23.2*             Consent of Ernst & Young LLP.

99.1*             Section 906 Certification of the Chief Executive Officer Filed Herewith
99.2*             Section 906 Certification of the Chief Financial Officer Filed Herewith

* Filed Herewith

# Indicates management contract or compensatory plan or arrangement.

+ Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the "Mark"). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to the Company's Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934.

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

(3) This exhibit was previously filed as a part of, and is hereby the incorporated by reference to, our Annual Report on Form 10K for the year ended December 31, 2001, filed with the Commission on April 15, 2002.

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

(6) This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Registration Statement on Form S-8, filed with the Commission on September 21, 2001 and our Registration Statement on Form S-8, filed with the Commission on August 28, 2002.

(7) This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the Commission on August 14, 2001.

(8) This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 13, 2001.

(9) This exhibit was previously filed as a part of, and is hereby incorporated by reference to, Our Current Report on Form 8-K, filed with the Commission on January 29, 2002.

(10)     This  exhibit  was   previously   filed  as  part  of,  and  is  hereby
         incorporated by reference to, our Registration Statement on Form SB-2, filed with the commission on June 7, 2002.

(11)     This  exhibit  was   previously   filed  as  part  of,  and  is  hereby
         incorporated by reference to, our Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2002.

(12)     This  exhibit  was   previously   filed  as  part  of,  and  is  hereby
         incorporated by reference to, our Registration Statement on Form SB-2 filed on August 7, 2002, and Form SB-2/A filed on August 26, 2002

(13) This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Commission on August 14, 2002.

(14) This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Commission on May 15, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 31, 2003

Path 1 Network Technologies Inc.

By:  /s/ Frederick A. Cary
Frederick A. Cary

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                                               Date

 /s/ Frederick A. Cary     Chairman, President and Chief Executive Officer     March 31, 2003
Frederick A. Cary          and Director (Principal Executive Officer)

/s/ John R. Zavoli         Chief Financial Officer and Secretary               March 31, 2003
John R. Zavoli             (Principal Financial Officer and Principal
                           Accounting Officer)

/s/ Robert L. Packer       Director                                            March 31, 2003
Robert L. Packer

/s/ Robert Clasen          Director                                            March 31, 2003
Robert Clasen

/s/ James A. Bixby         Director                                            March 31, 2003
James A. Bixby

/s/ Moshe Nazarathy        Director                                            March 31, 2003
Moshe Nazarathy


                                 CERTIFICATIONS

I, Frederick A. Cary, certify that:

     1. I have reviewed this annual report on Form 10-K of Path 1 Network Technologies Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b.   evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c.   presented  in  this  annual  report  our  conclusions   about  the
              effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying office and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying office and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                             /s/ Frederick A. Cary
                                    --------------------------------------------
                                                    Frederick A. Cary
                                                    Chief Executive Officer

I, John R. Zavoli, certify that:

     1. I have reviewed this annual report on Form 10-K of Path 1 Network Technologies Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b.   evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c.   presented  in  this  annual  report  our  conclusions   about  the
              effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying office and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying office and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                            /s/ John R. Zavoli
                                    --------------------------------------------
                                                   John R. Zavoli
                                                   Chief Financial Officer



Exhibit
Number            Description

2.1               Sale Purchase Agreement among us, Metar ADC and Michael Florea, Dated October 13, 2000. (1)
3.1               Certificate of Incorporation, as amended. (2)
3.1.1             Certificate of Amendment of Certificate of Incorporation, as filed with the Delaware Secretary of State on February 28, 2002. (3)
3.2               Amended and Restated Bylaws. (2)
10.1*             Consent to Sublease Agreement with Pointe Camino Windell, LLC and Qualcomm Inc. dated June 6,
                  2002.

10.2              Stockholders' Agreement, by and among us, Leitch Technology Corporation,
                  Ronald D. Fellman, Douglas A. Palmer and Michael T. Elliott, dated April 7, 2000. (2)
10.3              Agreement of Purchase and Sale by and between us and Leitch Technology Corporation, dated April
                  10, 2000. (2)

10.4+             Technology License Agreement between us and Leitch Technology corporation, dated April 10,
                  2000. (2)

10.5              Settlement Agreement and Mutual Release among Path 1 Network Technologies Inc., Douglas A.
                  Palmer, Ronald D. Fellman, Linda Palmer, Franklin Felber and Merril Felber dated January 4,
                  2001. (6)

10.6              Path 1 Network Technologies Inc. 2000 Stock Option/Stock Issuance Plan. (7)
10.7              Form of Notice of Grant under the 2000 Stock Option/Stock Issuance Plan. (7)
10.8              Form of Stock Option Agreement under the 2000 Stock Option/Stock Issuance Plan. (7)
10.9#             Employment Agreement between us and Yendo Hu dated August 31, 1999. (2)
10.10#            Employment Agreement between us and Michael T. Elliott dated April 7, 2000. (2)
10.11#            Employment Separation/Consulting Agreement and General Release with Michael Elliott dated April
                  4, 2001. (8)

10.12*#           Agreement with James Bixby, Director, dated December 22, 2000.
10.13*#           Employment Agreement with Alan Remen dated May 5, 2000.
10.14#            Separation and General Release between us and Alan Remen dated January 8, 2002. (3)
10.15#            Consulting Agreement between us and Alan Remen dated January 8, 2002. (3)
10.16#            Employment Agreement with Michael Florea, dated October 13, 2000, as amended by Amendment No. 1 to the Employment Agreement of Michael Florea dated December 19, 2000. (5)
10.17             Separation and Sale Agreement among us, Metar ADC SRL, and Michael Florea, dated as of April 1,
                  2002 but executed and delivered April 3, 2002. (14)
10.18             Letter of resignation from Douglas A. Palmer dated May 24, 2002. (13)
10.19#            Consulting Agreement with Douglas A. Palmer dated May 24, 2002. (13)
10.20*#           Letter Agreement with Douglas A. Palmer dated December 27, 2002.
10.21#            Employment Agreement with Richard B. Slansky dated May 5, 2000. (3)
10.22#            Separation and General Release with Richard B. Slansky dated July 8, 2002. (13)
10.23#            Employment Agreement with Frederick A. Cary, dated September 7, 2001. (8)
10.24*#           Agreement with Robert Packer, Director, dated September 28, 2001.
10.25*#           Employment Agreement with David A. Carnevale dated November 6, 2001.
10.26*#           Consulting Agreement with Robert Clasen dated July 20, 2002, as amended by Consulting Agreement
                  Addendum dated September 16, 2002.

10.27*#           Consulting Agreement with Moshe Nazarathy dated September 25, 2002.
10.28*#           Agreement with Moshe Nazarathy, Director, dated September 25, 2002.
10.29*#           Employment Agreement with John R. Zavoli dated October 16, 2002.
10.30*#           Severance Agreement and Technology License Agreement with Ronald D. Fellman dated January 7,
                  2003.

10.31*#           Employment Agreement with Pat Bohana dated February 21, 2003.
10.32*#           Consulting Agreement with Del Mar Consulting Group, Inc. dated November 27, 2002.
10.33             Subscription Agreement between us and Meewui de Kraker dated, October 24, 2001. (3)
10.34             Promissory note between us and Meewui de Kraker, dated October 24, 2001. (3)
10.35             Stock Pledge Agreement between us and Meewui de Kraker, dated October 24, 2001. (3)
10.36*            Default Judgement obtained against Meeuwi deKraker filed on October 21,
                  2002.

10.37             Technology License Agreement between us and Visionary Solutions dated December 11, 2001. (3)
10.38             Common Stock Purchase Agreement between us and DTKA Holdings Limited, dated January 17, 2002.
                  (9)

10.39             Registration Rights Agreement between us and DTKA Holdings Limited, dated January 17, 2002. (9)
10.40             Path 1 Network Technologies 2001 Employee Stock Purchase Plan. (6) (14)
10.41             Private Placement of up to $5 million in Unregistered Securities and Warrants dated January 13,
                  2002. (14)

10.42             Securities Purchase Agreement with the April and May European investors. (12)
10.43             Form of Convertible Note issued to the April and May European investors.  (12)
10.44             Form of Warrant issued to the April and May European investors. (12)
10.45             Securities Purchase Agreement between us and Laurus Master Fund, Ltd. (10)
10.46             $1,250,000 convertible promissory note issued to Laurus Master Fund, Ltd. (10)
10.47             125,000 warrants issued to Laurus Master Fund, Ltd. (10)
10.48             Securities Purchase Agreement dated November 7, 2002 by and between Path 1 and Laurus Master
                  Fund, Ltd. (11)

10.49             Allonge to Convertible Note Dated May 16, 2002 dated November 7, 2002 with Path 1 and Laurus
                  Master Fund, Ltd. (11)
10.50             Allonge to Warrant Dated May 16, 2002 dated November 7, 2002 with Path 1 and Laurus Master
                  Fund, Ltd. (11)
10.51*            Purchase and Security Agreement dated February 13, 2003 with Laurus Master Fund, Ltd.
10.52*            Registration Rights Agreement dated February 13, 2003 with Laurus Master Fund, Ltd.
10.53*            Allonge to Convertible Note Dated May 16, 2002 and November 7, 2002 with Laurus Master Fund,
                  Ltd. dated February 13, 2003.

10.54*            Form of Convertible Note with Laurus Master Fund, Ltd. dated February 13, 2002.
10.55*            Form of Warrant with Laurus Master Fund, Ltd. dated February 13, 2002.
10.56*            Reseller Agreement with Internet Photonics, Inc. dated October 11, 2002.
10.57*            Product Development and Supply Agreement dated September 9, 2002.

21                List of subsidiaries. (10)

23.1*             Consent of Swenson Advisors LLP.
23.2*             Consent of Ernst & Young LLP.

99.1*             Section 906 Certification of the Chief Executive Officer Filed Herewith
99.2*             Section 906 Certification of the Chief Financial Officer Filed Herewith

* Filed Herewith

# Indicates management contract or compensatory plan or arrangement.

+ Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the "Mark"). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to the Company's Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934.

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

(3) This exhibit was previously filed as a part of, and is hereby the incorporated by reference to, our Annual Report on Form 10K for the year ended December 31, 2001, filed with the Commission on April 15, 2002.

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

(6) This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Registration Statement on Form S-8, filed with the Commission on September 21, 2001 and our Registration Statement on Form S-8, filed with the Commission on August 28, 2002.

(7) This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the Commission on August 14, 2001.

(8) This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 13, 2001.

(9) This exhibit was previously filed as a part of, and is hereby incorporated by reference to, Our Current Report on Form 8-K, filed with the Commission on January 29, 2002.

(10)     This  exhibit  was   previously   filed  as  part  of,  and  is  hereby
         incorporated by reference to, our Registration Statement on Form SB-2, filed with the commission on June 7, 2002.

(11)     This  exhibit  was   previously   filed  as  part  of,  and  is  hereby
         incorporated by reference to, our Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2002.

(12)     This  exhibit  was   previously   filed  as  part  of,  and  is  hereby
         incorporated by reference to, our Registration Statement on Form SB-2 filed on August 7, 2002, and Form SB-2/A filed on August 26, 2002

(13) This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Commission on August 14, 2002.

(14) This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Commission on May 15, 2002.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Report of Swenson Advisors LLP, Independent Accountants......................F-2

Report from Ernst & Young LLP, Independent Accountants.......................F-3

Consolidated Balance Sheets as of December 31, 2002 and 2001.................F-4

Consolidated Statements of Operations for the years ended December 31, 2002,
       2001 and 2000.........................................................F-5

Consolidated Statements of Stockholders' Equity for the years ended December
       31, 2002, 2001 and 2000 ..............................................F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2002,
        2001 and 2000........................................................F-9

Notes to Consolidated Financial Statements..................................F-10

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
Path 1 Network Technologies Inc.

We have audited the accompanying consolidated balance sheet of Path 1 Network Technologies Inc. (a Delaware corporation) and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Path 1 Network Technologies Inc. as of December 31, 2001 and 2000, were audited by other auditors whose report dated February 15, 2002, and included in this Form 10-K, on those statements included an explanatory paragraph describing conditions that raise substantial doubt about the Company's ability to continue as a going concern.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Path 1 Network Technologies Inc. and subsidiaries at December 31, 2002, and the results of its operations and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that Path 1 Network Technologies Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred significant recurring operating losses, has an accumulated deficit of $30.6 million and needs to raise additional capital to fund its operations in 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ SWENSON ADVISORS  LLP
An Accountancy Firm

San Diego, California
March 28, 2003

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Path 1 Network Technologies Inc.

We have audited the accompanying consolidated balance sheet of Path 1 Network Technologies Inc. as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Path 1 Network Technologies Inc. at December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Path 1 Network Technologies Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has an accumulated deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                              /s/ ERNST & YOUNG LLP

San Diego, California
February 15, 2002


                        PATH 1 NETWORK TECHNOLOGIES INC.

                           CONSOLIDATED BALANCE SHEETS

                (in thousands of dollars, except for share data)

                                                                  DECEMBER 31,
                                                    -----------------------------------------
                                                             2002                2001
                                                    -----------------------------------------
ASSETS
Current assets
   Cash and cash equivalents                            $     396         $     1,181
   Marketable securities, available for sale                    -                 552
   Accounts receivable, net                                   438                 322
   Inventory                                                  393                  78
   Other current assets                                        15                 207
                                                    -------------------  ---------------------
       Total current assets                                 1,242               2,340

   Property and equipment, net                                220                 365
   Assets of discontinued operations                            -                 702
   Debt issuance costs, net                                   107                   -
   Other assets                                                64                  11
                                                    -------------------  ---------------------
Total assets                                             $  1,633         $     3,418
                                                    ===================  =====================

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
   Accounts payable and accrued liabilities              $    930         $       898
   Accrued compensation and benefits                          157                 469
   Liabilities of discontinued operations                       -                 702
   Current portion of notes payable                           863                   -
   Deferred revenue                                            61                   -
                                                    -------------------  ---------------------
       Total current liabilities                            2,011               2,069

   Notes payable (less current portion)                       161                   -
                                                    -------------------  ---------------------
Total liabilities                                           2,172               2,069
                                                    -------------------  ---------------------
Stockholders' (deficit) equity

   Preferred stock, $0.001 par value;
     no shares issued or outstanding                            -                   -
   Common stock, $0.001 par value;
     Class A - 40,000,000  shares  authorized;
     9,501,346 and  8,299,126  shares
     issued and outstanding at December 31, 2002,
     and December 31, 2001 respectively                        10                   8
   Common stock to be issued                                   12                   -
   Additional paid-in capital                              30,126              26,801
   Notes receivable from stockholders                           -                 (86)
   Deferred compensation                                      (50)               (276)
   Accumulated other comprehensive loss                         -                (616)
   Accumulated deficit                                    (30,637)            (24,482)
                                                    -------------------  ---------------------
Total stockholders' (deficit) equity                         (539)              1,349
                                                    -------------------  ---------------------
Total liabilities and stockholders' (deficit) equity    $   1,633          $    3,418
                                                    ===================  =====================

        See accompanying notes to the consolidated financial statements.


                        PATH 1 NETWORK TECHNOLOGIES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              (in thousands of dollars, except for per share data)

                                                                                  YEARS ENDED DECEMBER 31,

                                                                               2002          2001         2000
                                                                          -----------------------------------------

Revenues
   Product sales                                                           $   2,416     $     519     $       -
   Contract services                                                             116         1,450             -
   License revenue                                                               190             -             -
                                                                          -----------------------------------------
   Total revenues                                                              2,722         1,969             -
                                                                          -----------------------------------------
Cost of revenues
   Cost of product sales                                                       1,480           156             -
   Cost of contract services                                                      33         1,216             -
                                                                          -----------------------------------------
   Total cost of revenues                                                      1,513         1,373             -
                                                                          -----------------------------------------
Gross profit                                                                   1,209           596             -
                                                                          -----------------------------------------
Operating expenses, before depreciation and amortization
   Engineering research and development                                        1,476         1,788          3,535
   Sales and marketing                                                           639           378          1,184
   General and administrative                                                  2,608         3,989          2,784
   Litigation settlement                                                           -          (650)         1,400
   Stock-based compensation (benefit)                                            253        (3,111)         4,421
                                                                          -----------------------------------------
   Total operating expense, before depreciation and amortization               4,976         2,394         13,324
                                                                          -----------------------------------------
Depreciation and amortization expense
   Depreciation expense                                                          236           253            144
   Amortization expense                                                          225             -              -
                                                                          -----------------------------------------
   Total depreciation and amortization                                           461           253            144
                                                                          -----------------------------------------
Total operating expense                                                        5,437         2,646         13,468
                                                                          -----------------------------------------
Operating loss                                                                (4,228)       (2,050)       (13,468)

Other income (expense)
   Interest income (expense), net                                             (1,019)           93            449
   Restructuring charge                                                            -          (221)             -
   Loss on sale of securities                                                   (590)         (677)          (101)
                                                                          -----------------------------------------
   Total other income (expense)                                               (1,609)         (805)           348
                                                                          -----------------------------------------
Loss from continuing operations                                               (5,837)       (2,855)       (13,120)
Discontinued operations                                                         (317)       (1,829)             -
                                                                          -----------------------------------------
Net loss                                                                  $   (6,154)  $    (4,684)   $   (13,120)
                                                                          =========================================
Loss per common share - basic and diluted                                 $    (0.71)  $     (0.57)   $     (1.78)
                                                                          =========================================
Weighted average common shares outstanding - basic and diluted                 8,682         8,228          7,383
                                                                          =========================================
        See accompanying notes to the consolidated financial statements.




                        PATH 1 NETWORK TECHNOLOGIES INC.

                 Consolidated Statements of Stockholders' Equity

              (in thousands of dollars, except for per share data)

              For the years ended December 31, 2002, 2001 and 2000

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


                        Path 1 Network Technologies Inc.

                 Consolidated Statements of Stockholders' Equity

              (in thousands, US dollars, except for per share data)
              For the years ended December 31, 2002, 2001 and 2000


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




                        Path 1 Network Technologies Inc.

                 Consolidated Statements of Stockholders' Equity

              (in thousands, US dollars, except for per share data)
              For the years ended December 31, 2002, 2001 and 2000




                                                         Series A Convertible              Common Stock              Additional
                                                           Preferred Stock                   Class A                  Paid-in
                                                     ----------------------------- -----------------------------
                                                        Shares         Amount         Shares          Amount          Capital
                                                     -------------- -------------- --------------  -------------  -----------------

Balance at December 31, 2000                                   -       $      -           8,184   $          8           $ 32,295

Exercise of options to purchase common stock
   for cash                                                                                  50                                65
Repayment of Stockholder loans
Exercise of options to purchase common stock
   in exchange for stockholder notes                                                         66                               143
Issuance of stock options to consultants
   for services                                                                               -                              (774)
Deferred compensation related to employee
   stock options                                                                                                           (5,235)
Amortization of deferred compensation                                                                                           -
Modification of employee stock options                                                                                        169
Issuance of warrants to consultants                                                                                           138
Comprehensive loss:
Net loss for the year ended December 31,
   2001
Unrealized loss on marketable securities

Net comprehensive loss
===================================================  -------------- -------------- --------------  -------------  -----------------
     Balance at December 31, 2001                               -      $        -         8,300       $      8        $    26,801
===================================================  ============== ============== ==============  =============  =================

        See accompanying notes to the consolidated financial statements.



                        Path 1 Network Technologies Inc.

                 Consolidated Statements of Stockholders' Equity

              (in thousands, US dollars, except for per share data)
              For the years ended December 31, 2002, 2001 and 2000


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



                                                         Series A Convertible              Common Stock              Additional
                                                           Preferred Stock                   Class A                  Paid-in
                                                     ----------------------------- -----------------------------
                                                        Shares         Amount         Shares          Amount          Capital
                                                     -------------- -------------- --------------  -------------  -----------------

Balance at December 31, 2001                                                            8,300      $         8           $ 26,801

Exercise of options to purchase common stock
   for cash                                                                                51                0                 58
Repayment of Stockholder loans
Issuance of stock options to consultants
   for services                                                                                                                50
Amortization of deferred compensation
Issuance of stock in litigation settlement                                                100                0                545
Issuance of stock to convertible note holders                                           1,016                1              1,108
Issuance of stock in disposition of Sistolic                                               35                0                 61
Discount on notes payable                                                                                                   1,296
Debt conversion costs                                                                                                         207
Realized loss on marketable securities

Net loss for year ended December 31, 2002
===================================================  -------------- -------------- --------------  -------------  -----------------
     Balance at December 31, 2002                               -      $        -         9,501       $     10        $    30,126
===================================================  ============== ============== ==============  =============  =================

        See accompanying notes to the consolidated financial statements.



                        Path 1 Network Technologies Inc.

                 Consolidated Statements of Stockholders' Equity

              (in thousands, US dollars, except for per share data)
              For the years ended December 31, 2002, 2001 and 2000


                                                 Notes     Accumulated
                                              Receivable  Comprehensive
                                                 from        Income          Deferred      Accumulated
                                             Stockholders    (Loss)        Compensation      Deficit
                                             ------------ --------------  --------------  -------------

Balance at December 31, 2001                        (86)         (616)       $   (276)      $ 24,482
Exercise of options to purchase common stock
   for cash
Repayment of Stockholder loans                       86
Issuance of stock options to consultants
  for services
Amortization of deferred compensation                                              226
Issuance of stock in litigation settlement
Issuance of stock to convertible note holders
Issuance of stock in disposition of Sistolic
Discount on notes payable
Debt conversion costs
Realized loss on marketable securities                            616

Net loss for year ended December 31, 2002                                                       (6,154)
============================================ ------------- --------------  --------------  -------------
     Balance at December 31, 2002               $     -        $        -     $      (50)     $(30,637)
============================================ ============= ==============  ==============  =============

        See accompanying notes to the consolidated financial statements.

                        Path 1 Network Technologies Inc.

                 Consolidated Statements of Stockholders' Equity

              (in thousands, US dollars, except for per share data)
              For the years ended December 31, 2002, 2001 and 2000



                                                Common        Total
                                                Stock      Stockholders
                                             To Be Issued    Equity
                                             ------------ --------------

Balance at December 31, 2001                     $     -    $  1,349
Exercise of options to purchase common stock
   for cash                                                       58
Repayment of Stockholder loans                                    86
Issuance of stock options to consultants
  for services                                                    50
Amortization of deferred compensation                            226
Issuance of stock in litigation settlement                       545
Issuance of stock to convertible note holders         12       1,121
Issuance of stock in disposition of Sistolic                      61
Discount on notes payable                                      1,296
Debt conversion costs                                            207
Realized loss on marketable securities                           616

Net loss for year ended December 31, 2002                    (6,154)
============================================ ------------- --------------
     Balance at December 31, 2002                     12    $  (539)
============================================ ============= ==============

        See accompanying notes to the consolidated financial statements.



                        PATH 1 NETWORK TECHNOLOGIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              (in thousands of dollars, except for per share data)


                                                                            YEARS ENDED DECEMBER 31,
                                                                      2002            2001            2000
                                                                 ------------------------------------------------
Cash flows from operating activities:

   Net loss                                                       $  (5,837)     $   (2,855)     $    (13,120)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                     461             253               143
      Amortization of deferred compensation                             276          (3,111)            2,218
      Notes issued for salary reduction                                  33               -                 -
      Accretion of debt discount and debt conversion expense          1,124               -                 -
      Common stock issued for services                                    -               -             2,202
      Warrants issued for recruiting services                             -             138                 -
      Restructuring charges                                               -             221                 -
      Loss on investment                                                590               5               101
   Changes in assets and liabilities
      Restricted cash                                                     -               -                 -
      Accounts receivable                                              (116)           (252)                -
      Inventory                                                        (315)            (78)                -
      Other current assets                                              192            (100)              (91)
      Other assets                                                     (312)            168              (172)
      Accounts payable and accrued liabilities                           48          (1,547)            1,893
      Accrued compensation and benefits                                (328)            294               191
      Deferred revenue                                                   60            (324)              324
                                                                 ------------------------------------------------
        Cash provided by (used in) operations                        (4,124)         (7,189)           (6,311)
                                                                 ------------------------------------------------
Cash flows from investing activities:
   Purchase of marketable securities                                      -               -          (209,668)
   Sale of marketable securities                                        578           2,917           208,679
   Purchase of Metar ADC assets                                           -          (1,099)                -
   Purchase of property and equipment                                  (164)           (383)             (543)
                                                                 ------------------------------------------------
        Cash provided by (used in) investing activities                 414           1,435            (1,532)
                                                                 ------------------------------------------------
Cash flows from financing activities:
   Issuance of common stock                                           1,785              65            14,560
   Issuance of convertible notes                                      1,371               -                 -
   Cash from extinguishment of shareholder notes                         86             171                 -
                                                                 ------------------------------------------------
        Cash provided by financing activities                         3,242             236            14,560
                                                                 ------------------------------------------------
Cash flows from continuing operations                                  (468)         (5,518)            6,717
Cash flows from discontinued operations                                (317)           (473)                -
                                                                 ------------------------------------------------
Increase (decrease) in cash and cash equivalents                       (785)         (5,990)            6,717
Cash and cash equivalents, beginning of period                        1,181           7,171               454
                                                                 ------------------------------------------------
Cash and cash equivalents, end of period                         $      396       $   1,181             7,171
                                                                 ================================================

Supplemental cash flow disclosures:

   Unrealized gain (loss) in marketable securities               $        -       $    (844)      $       228
                                                                 ================================================
   Issuance of common stock for marketable securities            $        -       $       -       $     3,096
                                                                 ================================================
   Capitalized debt issuance costs in connection with beneficial
      conversion charges and warrants                            $    1,373       $       -       $         -
                                                                 ================================================
   Exercise of stock options for shareholder notes               $        -       $     143       $       114
                                                                 ================================================
   Issuance of common stock in connection with Felber settlement $      545       $       -       $         -
                                                                 ================================================
        See accompanying notes to the consolidated financial statements.

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

Path 1 Network Technologies Inc. (the Company) was incorporated in Delaware on January 30, 1998, under the name Millennium Network Technologies, Inc. On March 16, 1998, the Company changed its name to Path 1 Network Technologies Inc.

PRINCIPLES OF CONSOLIDATION

The  Company's   consolidated  financial  statements  include  its  wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

GOING CONCERN

In the period from January 30, 1998 (inception) through December 31, 2002, the Company incurred losses totaling $30.6 million. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting business. Management does not believe that the Company's existing capital resources will enable the Company to fund operations for the next twelve months. Management's plans are and have been to reduce costs in all areas of its operating plan until sufficient capital is raised to support growth and more substantial orders materialize; however, even with its cost reduction plan, the Company needs to raise additional funding to continue as a going concern. In the event the Company does not receive additional funding, the Company plans to: 1) further reduce costs and focus on selling existing products and services; 2) sell the Company's assets through a merger or acquisition; or, 3) seek protection under bankruptcy. Without additional financing, the Company will be required to further delay, reduce the scope of, or eliminate one or more of its research and development projects and significantly reduce its expenditures on product deployment, and may not be able to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

MANAGEMENT ESTIMATES AND ASSUMPTIONS

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

LONG LIVED ASSETS

In October 2001, that FASB issued Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 establishes a single model to account for impairment of assets to be held or disposed, incorporating guidelines for accounting and disclosure of discontinued operations. FAS 144 is effective for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively.

In accordance with Statement of Financial Accounting Standards No. 144, the Company reviewed the carrying value on long-lived assets for evidence of impairment through comparison of undiscounted cash flows generated from those assets to the related carrying amounts of the assets. During the year ended December 31, 2001, the Company recorded an impairment charge of $689,000 related to the acquired technology in the Metar acquisition which is included in the caption "Loss from Discontinued Operations" in the Statement of Operations. (See
Note 3, Discontinued Operations).

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

STOCK BASED COMPENSATION

The Company accounts for stock-based compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion ("APB") 25, Accounting for Stock Issued to Employees, Statement of Financial Accounting Standards (SFAS), Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, and SFAS Interpretation No 38, Determining the Measurement Date for Stock Option, Purchase, and Award Plans involving Junior Stock. The Company also complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

The Company accounts for equity instruments issued to non-employees using the fair value method in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." This statement amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company plans to make the required disclosure in the quarter ending March 31, 2003.

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

The  Company  recorded  a  $253,000   non-cash  charge  related  to  stock-based
compensation in 2002, a non-cash benefit of $3.1 million in 2001, and a non-cash charge of $4.4 million in 2000.

NET LOSS PER SHARE

Basic and diluted net loss per share has been computed in accordance with SFAS No. 128, Earnings Per Share, using the weighted-average number of shares of common stock outstanding during the period including any dilutive common stock equivalents. Common stock equivalents for the twelve months ended December 31, 2002, 2001 and 2000 consisting of options outstanding to purchase approximately 4,159,000, 4,275,000 and 3,355,000 shares of common stock, respectively, were not included in the calculation of diluted earnings per share because of the anti-dilutive effect.

Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, common shares, if any, issued in each of the periods presented for nominal consideration would be included in the per share calculations as if they were outstanding for all periods presented. No such shares have been issued.

NEW ACCOUNTING STANDARDS

In June 2001, FASB issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. The adoption of SFAS No. 142 did not have a material impact on the Company's consolidated financial statements.

In October 2001, that FASB issued Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 establishes a single model to account for impairment of assets to be held or disposed, incorporating guidelines for accounting and disclosure of discontinued operations. FAS 144 is effective for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. In 2001, management re-evaluated its investment in acquired technology, namely Sistolic, and recorded an impairment charge of $689,000 during the year ended December 31, 2001.

In April 2002, the FASB issued SFAS No. 145 ("SFAS 145") Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS requires, among other things, (i) that the modification of a lease that results in a change of the classification of the lease from capital to operating under the provisions of SFAS No. 13 be accounted for as a sale-leaseback transaction, and (ii) the reporting of gains or losses from the early extinguishment of debt as extraordinary items only if they met the criteria of Accounting Principles Board Opinion No. 30 ("APB No. 30"), Reporting the Results of Operations. The amendment of SFAS No. 13 is effective for transactions occurring on or after May 15, 2002. Although the rescission of SFAS No. 4 is effective January 1, 2003, the FASB has encouraged early application of the provisions of SFAS No. 145. The Company does not anticipate adoption of this statement will have a material effect on the Company's financial position, results of operations, or cash flows.

In July 2002, the FASB issued Statement of Financial Accounting Standard No. 146 ("SFAS No. 146"), Accounting for Costs Associated with Exit or Disposal Activities (effective January 1, 2003). SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company does not anticipate the adoption of this statement will have a material effect on the Company's financial position, results of operations, or cash flows.

 In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. This interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations that the guarantor has undertaken in issuing that guarantee. Management has assessed the impact of this interpretation and believes it has no material effect on the Company's financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." This statement amends FASB statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company plans to make the required disclosure in the quarter ending March 31, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46. "Consolidation of Variable Interest Entities". This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statement", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It further clarifies whether an entity shall be subject to consolidation according to the provisions of this interpretation, if by design, certain conditions exist. Management is assessing the impact of this interpretation.

RECLASSIFICATIONS

Certain reclassifications have been made to prior period financial statements to conform to current year presentation.

2. RESTRUCTURING CHARGES

During the year ended December 31, 2001, the Company recorded restructuring charges totaling $221,000, primarily due to severance costs related to a workforce reduction and subsidy costs related to subletting certain excess office space. The Company implemented the restructuring plan as a result of the completion of a certain third party funded development project and as a measure to improve its overhead cost structure.

The workforce reduction resulted in the involuntary termination of six employees, of which four were from the Company's engineering research and development staff and two were from the Company's management and administrative staff. The total charge recognized by the Company for the involuntary termination was approximately $93,000, of which approximately $81,000 had been paid prior to the end of the year.

3.  DISCONTINUED OPERATIONS

In March 2002, a large semiconductor company with whom the Company entered into a non-exclusive licensing agreement and an engineering services agreement in December 2001 informed the Company that it was terminating their agreements. The Company was in a payment dispute with this customer. As a result of this action, the Company decided to dispose of its Sistolic business unit. On April 3, 2002, the Company disposed of the assets of this business unit back to Metar SRL, the Company's former Romanian subsidiary, in exchange for the elimination of the remaining obligations by the Company to Metar SRL and its affiliates, including the payable of $686,000, the return of all stock options granted to an Executive and the Romanian employees, and a confirmation that performance criteria specified in such Executive's employment agreement related to a potential $4 million bonus were never met by him. The Company also received a limited use license to the business unit's intellectual property. Metar SRL also received 35,000 shares of our common stock. The Executive resigned on March 27, 2002, as an officer of the Company in anticipation of this transaction.

The loss on disposal related to the Sistolic business unit for the years ended December 31, 2002 and 2001 have been included in discontinued operations. We recorded a loss of $317,000 from discontinued operations for the year ended
December 31, 2002. Our loss from discontinued operations for the year ended December 31, 2001 was $1,829,000.

The  pro-forma   financial   information   presented   below  is  the  unaudited
consolidated statements of operations based on the assumption that the Company had not acquired the subsidiary in February 2001.

            CONDENSED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

                          YEAR ENDED DECEMBER 31, 2002

                    (in thousands, except per share amounts)

                                   (unaudited)

                                                                         Pro forma           Pro forma
                                Consolidated       Sistolic            Adjustments         w/o Sistolic
                              ---------------------------------   ------------------------------------------
                                 (audited)       (unaudited)           (unaudited)          (unaudited)

Revenues                       $    2,722           $    -                                 $    2,722
Cost of revenues                    1,513                -                                      1,513
                              ----------------------------------                       ---------------------
Gross profit                        1,209                -                                      1,209
Operating expenses                  5,754              317          (a)$      (57)              5,380
                              ----------------------------------                        ---------------------
Operating loss                     (4,545)            (317)                                    (4,171)
Other income (expense)             (1,609)               -                                     (1,609)
                              ----------------------------------                        ---------------------
Net loss                       $   (6,154)         $  (317)                                $   (5,780)
                              ==================================                        =====================

(a) Administrative costs incurred from disposal

            CONDENSED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

                          YEAR ENDED DECEMBER 31, 2001

                    (in thousands, except per share amounts)

                                   (unaudited)

                                                                        Pro forma           Pro forma
                                Consolidated       Sistolic            Adjustments         w/o Sistolic
                              ---------------------------------   ------------------------------------------
                                 (audited)       (unaudited)           (unaudited)          (unaudited)

Revenues                       $    2,219           $  250                                 $    1,969
Cost of revenues                    1,583              210                                      1,373
                              ----------------------------------                       ---------------------
Gross profit                          636               40                                        596
Operating expenses                  4,515            1,869          (a)$      (97)              2,549
                              ----------------------------------                        ---------------------
Operating loss                     (3,879)          (1,829)                                    (1,953)
Other income (expense)               (805)               -          (b)       101                (704)
                              ----------------------------------                        ---------------------
Net loss                       $   (4,684)         $(1,829)                                $   (2,657)
                              ==================================                        =====================



(a) Administrative costs associated with additional personnel that would not otherwise have been needed (b) Interest expense related to the acquisition

4.   COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

                                                          DECEMBER 31,
                                                     2002              2001
                                              ----------------------------------
                                                   (in thousands of dollars)

Other current assets:
    Prepaid expenses and other                   $      15        $     55
    Receivable from escrow                               -             152
                                              ----------------------------------
                                                 $      15        $    207
                                              ==================================

                                                          DECEMBER 31,
                                                     2002              2001
                                              ----------------------------------
                                                   (in thousands of dollars)

Property and equipment:

    Computer equipment                           $     394        $    374
    Test equipment                                     390             357
    Furniture and fixtures                              66              57
                                              ----------------------------------
                                                       850             788
    Less accumulated depreciation                     (630)           (423)
                                              ----------------------------------
                                                 $     220        $    365
                                              ==================================

Depreciation expense for the Company's property and equipment total $236,000, $253,000, and $144,000 for the years ended December 31, 2002, 2001, and 2000.

                                                          DECEMBER 31,
                                                     2002              2001
                                              ----------------------------------
                                                   (in thousands of dollars)

Accounts payable and other accrued liabilities:

    Accounts payable                                $     722      $     122
    Reserve for litigation                                  -            446
    Other                                                 208            330
                                              ----------------------------------
                                                    $     930      $     898
                                              ==================================

5.   MARKETABLE SECURITIES

Marketable securities available for sale consist primarily of corporate stock and corporate debt securities. The Company held no marketable securities at December 31, 2002. The costs and estimated fair market value of marketable securities as of December 31, 2001, are as follows (in thousands of dollars):

                     GROSS       GROSS         ESTIMATED
                   AMORTIZED   UNREALIZED     UNREALIZED            FAIR
                     COST        GAINS          LOSSES              VALUE
                  --------------------------------------------------------------
Equity securities  $   1,168    $   0          $   616            $   552
                  --------------------------------------------------------------
                   $   1,168    $   0          $   616            $   552
                  ==============================================================

At December 31, 2001, the Company had investments in equity securities and corporate debt securities of approximately $552,000 available for sale. The Company used the specific identification method in determining cost on these investments. For the year ended December 31, 2001, the Company had gross realized gains and losses from the sale of securities of $696,000 and $19,000, respectively. For the year ended December 31, 2000, the Company had no gross realized gains or losses from the sale of securities. In January 2002, the Company sold its equity securities for a net loss of $590,000.

6.  NOTES PAYABLE

In 2002, the Company received approximately $1,031,000 from a private placement of convertible notes with European investors (the "Euro notes") who were existing Company stockholders. The notes carry a 4% annual coupon, paid quarterly in cash or stock, at our discretion, and are convertible for a one-year conversion term at a price of $1.20 per share. In addition, upon conversion, the note holder will be issued warrants equal to the number of shares to be issued.

Because the Euro notes' conversion price was below the trading market price of stock on the day the Euro notes were issued, this resulted in an embedded, beneficial conversion element. As a result, we recorded a debt discount of $301,000 and this will be accreted over the life of the debt or sooner in the event of conversion. Through December 31, 2002, approximately 76% of the note holders converted their notes into the Company's common stock. Upon conversion, the Company expensed warrants to purchase 674,654 shares of common stock at $1.60 per share for $293,000. The warrants are fully vested and expire in June 2007. In 2002, we recorded non-cash interest expense of $573,000 relating to amortization of debt discount and issuance of common stock warrants related to the Euro notes.

During 2002, the Company issued two convertible notes to The Laurus Master Fund ("Laurus"). In May 2002, we issued Laurus a 12%, 15-month convertible note in the principal amount of $1,250,000. The note is convertible at a price of $1.40 per share. The Company secured a three-month deferral of principal and interest under the note. In connection with the issuance of the 12% convertible note in May 2002, we issued to Laurus warrants to purchase 125,000 shares of common stock at $1.68 per share. The warrants are fully vested and expire on May 2009.

On November 7, 2002, we issued Laurus a 12% convertible note in the principal amount of $300,000. The note is convertible at a price of $.85 per share and is payable on a monthly basis over 18 months. In connection with the issuance of the 12% convertible note in November 2002, the Company issued warrants to purchase 75,000 shares of common stock at $.85 per share.

Because the Laurus notes' conversion prices were below the trading market prices of the Company's stock on the dates of issue, this resulted in an embedded beneficial conversion element. We recorded a debt discount of $779,000 and this will be accreted over the life of the debt or sooner in the event of conversion. In 2002, we recorded non-cash interest expense of $421,000 relating to the accretion of debt discount and conversions related to the Laurus notes. The price at which these Laurus notes convert into our stock generally varies monthly in proportion to the price of our stock at the time of conversion, and is based generally on a trailing market price.

As part of the November 7, 2002 convertible note transaction, the Company also repriced the conversion price of the May 2002 convertible note and the 125,000 warrants (which had been purchased by the same investor) to $.85 per share. The term of the May 2002 note was extended to May 7, 2004. The repricing resulted in a non-cash charge of $130,000 in the fourth quarter ended December 31, 2002 related to debt conversion expense. The Company will incur additional non-cash debt conversion expense in the future upon the conversion of both notes.

The Company's notes payable at December 31, 2002 is as follows (in thousands of dollars):

Short-term notes payable consist of the following at December 31, 2002:

European investors (less unamortized debt discount of $22,000)                           $       231
Laurus Master Funds Ltd (less unamortized debt discount of $281,000)                             632
                                                                                     -------------------
                                                                                         $       863
                                                                                     ===================

Notes payable to European investors bear interest at 4.0% and are convertible into the Company's stock at a rate of $1.20 per share. Notes payable to Laurus
Master Funds Ltd bear interest at 12.0% and are convertible into the Company's stock at a variable rate not to exceed $0.85 per share.

Long-term notes payable consist of the following at December 31, 2002:

4% Euro notes due May, 2003 (less unamortized debt discount of $22,000)
(convertible into 192,259 shares of common stock)                                        $       231

12% Laurus Master Funds notes due May, 2004 (less  unamortized  debt discount of
$358,000) (convertible into a minimum of 933,625 share of common stock)                          793

Less:  Current maturities included in current liabilities                                       (863)
                                                                                     -------------------
                                                                                         $       161
                                                                                     ===================

At December 31, 2002, the maturities of long-term debt are as follows:

2003                                                                                     $     1,171
2004                                                                                             233
                                                                                     -------------------
                                                                                         $     1,404
                                                                                     ===================

7.   COMMITMENTS

The Company leases its office facilities and certain office equipment under operating lease agreements that expire at various times. The office lease expires in April 2005. The office lease is payable in monthly installments of approximately $19,000. Rent expense totaled $155,000 for the year ended December 31, 2002, $288,000 for the year ended December 31, 2001, and $124,000 for the year ended December 31, 2000.

Annual future minimum lease obligations for operating leases as of December 31, 2002 are as follows (in thousands of dollars):

                  Year Ended December 31,                     Amount
                  ----------------------                 ----------------
                  2003                                    $      180
                  2004                                           189
                  2005                                            64
                                                         ----------------
                                                          $      433
                                                         ================


8.   STOCKHOLDERS' EQUITY

In April 1999, the Company amended its Certificate of Incorporation to authorize 10,000,000 shares of Class B Common Stock with a par value of $0.001 per share and reclassify the Company's existing common stock as Class A Common Stock, bringing the Company's authorized common stock to 20 million shares.

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

On December 31, 2001, the Company's stockholders voted to amend our Articles of Incorporation to increase the Company's authorized Common Stock to 40 million shares, and to reclassify our Class A Common Stock as Common Stock. As of December 31, 2002, the Company is authorized to issue 40 million Common shares, par value $.0001 per share. (See Note 6, Notes Payable).

PREFERRED STOCK

On December 31, 2001, our stockholders voted to amend our Articles of Incorporation to authorize the Company to issue Preferred Stock. The Company was authorized to issue 10 million preferred shares, par value $.0001 per share. As of December 31, 2002, the Company was authorized to issue 10 million Preferred shares, $.001 par value per share. No such shares were issued and outstanding as of December 31, 2002.

PRIVATE PLACEMENT OFFERINGS

In April 1999, the Company completed a private placement offering under which it sold 419,500 shares of common stock at $4.00 per share to accredited investors, resulting in net cash proceeds totaling approximately $1.6 million. In connection with the offering, the Company granted options for the purchase of 20,975 shares of Class A common stock with an exercise price of $4.00 per share through May 2009, to brokers as payment for finders fees and incurred other offering related expenses of $82,000.

In December 1999, the Company completed a private placement offering under which it sold 126,800 shares of common stock at $8.00 per share to accredited investors, resulting in net cash proceeds totaling approximately $962,000. These shares were purchased in an arms length transaction by private and institutional investors, none of whom had a significant beneficial interest before the placement. Further, none of these investors are affiliates of the Company. These shares were also subject to resale restrictions for one year as they were purchased in a private transaction. The cash proceeds of $8.00 per share were the highest price the Company was able to negotiate and still attract the funds. The resulting discount in price from the average price of OTC-Bulletin Board transactions for the period represents the associated discount for the resale restriction and the block of stock being offered. In connection with the offering, the Company granted options to purchase of 6,250 shares of Class A common stock with an exercise price of $8.00 per share through December 2006, to brokers as payment for finders fees and incurred other offering related expenses of $52,000.

Between January 1, 2000 and May 31, 2000, the Company sold 600,000 shares of Class A Common Stock at $8.00 per share to accredited investors pursuant to a private placement offering that commenced in 1999, resulting in net cash proceeds totaling approximately $4.4 million. In connection with the offering, the Company granted options to purchase 30,000 shares of Class A Common Stock at an exercise price of $8.00 per share through February 2007 as payment for finder's fees, and incurred other offering expenses of $379,000.

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

The following table summarizes all options outstanding and exercisable as of December 31, 2002 (in thousands ofUS dollars, except year and per share data):

                                    Outstanding                                      Exercisable

                 ---------------------------------------------------     ------------------------------------
                                 Weighted-Avg.

    Exercise                       Remaining       Weighted-Avg.                             Weighted-Avg.
      Price                       Contractual         Exercise                                 Exercise
      Range         Options      Life in Years         Price                  Options            Price
--------------------------------------------------------------------     ------------------------------------
$0 - 1.25            938          $      4.58       $     0.81                    669          $     0.72
$1.26 - 2.00         845          $      5.79       $     1.56                    411          $     1.75
$2.01 - 4.15         760          $      5.92       $     3.74                    273          $     3.47
$4.16 - 8.00       1,616          $      4.63       $     4.64                  1,191          $     4.53
                 --------------------------------------------------------------------------------------------
                   4,159          $      5.09       $     2.98                  2,544          $     2.97
                 ===================================================     ====================================

The following stock option activity includes the 1999 Plan and 2000 Plan as well as 539,713 options issued outside of the Plans. All stock option transactions are summarized as follows (in thousands of dollars, except per share data):

                                                           Weighted-Avg.
                                           Options        Exercise Price
                                      -----------------------------------
Outstanding at January 1, 1999               802             $    0.66
  Granted                                    623             $    2.20
  Forfeited                                 (208)            $    2.00
  Exercised                                    -                     -
                                      -----------------------------------
Outstanding at December 31, 1999           1,217             $    1.22
  Granted                                  2,597             $    4.42
  Forfeited                                 (249)            $    4.35
  Exercised                                 (210)            $    0.60
                                      -----------------------------------
Outstanding at December 31, 2000           3,355             $    3.49
  Granted                                  4,332             $    4.26
  Forfeited                               (3,296)            $    4.32
  Exercised                                 (115)            $    0.92
                                      -----------------------------------
Outstanding at December 31, 2001           4,276             $    3.89
  Granted                                  1,593             $    1.79
  Forfeited                               (1,659)            $    4.27
  Exercised                                  (51)            $    1.13
                                      -----------------------------------
Outstanding at December 31, 2002           4,159             $    2.98
                                      ===================================
Exercisable at December 31, 2002           2,544             $    2.97
                                      ===================================

STOCK BASED COMPENSATION

During the twelve months ended December 31, 2002, the Company granted approximately 1,592,748 stock options to employees and consultants with vesting periods ranging from immediate to four years. In October 2001, all options to purchase shares of Class B Common Stock were exchanged for options to purchase the corresponding amount of shares of Class A Common Stock. The conversion of the Class B common stock options to Class A common stock options caused the final measurement date for all Class B options issued to employees and all Class B vested options issued to consultants. During the year ended December 31, 2001, the Company recaptured previously recorded stock-based compensation expense of approximately $3.1 million related to the final measurement of Class B options and previously recorded deferred compensation associated with Class A options outstanding to employees and consultants.

8.   STOCKHOLDERS' EQUITY (CONTINUED)

The Company has adopted the disclosure-only provision of SFAS No. 123, Accounting for Stock Based Compensation. Accordingly, no compensation expense has been recognized for the stock options issued to employees or directors in accordance with SFAS No. 123. If compensation expense had been determined consistent with SFAS No. 123, as compared to the intrinsic method in accordance with APB 25, the Company's net loss would have been changed to the following pro forma amounts (in thousands of dollars except per share data):

                                        2002           2001          2000
                                   ---------------------------------------------
Net loss; as reported               $   (6,154)    $   (4,684)     $  (13,120)
Net loss; pro forma                 $   (6,328)    $   (6,310)     $  (16,907)

Net loss per share; as reported     $    (0.71)    $    (0.57)     $    (1.78)
Net loss per share; pro forma       $    (0.73)    $    (0.77)     $    (2.29)


The effects are not likely to be representative of the effects on pro forma net income or loss in future years.

The fair value of options granted in 2002, 2001 and 2000 are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected life of three to four years; expected dividend yield of zero percent; expected volatility of 86.1 percent, 100 percent and 100 percent for 2001, 2000 and 1999 respectively; and risk-free interest rate of six percent for 2001, 2000 and 1999.

COMMON SHARES RESERVED FOR FUTURE ISSUANCE

At December 31, 2002, common shares reserved for future issuance under the 2000 Plan and non-Plan outstanding stock options consist of the following (in thousands):

                                                             2002        2001

                                                     -------------------------
Stock options issued and outstanding                        4,159       4,276
Shares reserved for future issuance                           621         600
Common stock warrants                                         902          27
                                                     -------------------------
Total reserved                                              5,682       4,903
                                                     =========================

9.   INCOME TAXES

Significant components of the Company's deferred tax assets are shown below. A valuation allowance of approximately $11,815,000 has been recognized at December 31, 2002 to offset the deferred tax assets as realization of such assets is uncertain (in thousand of dollars):

                                                             2002         2001

                                                     --------------------------
Deferred tax assets:

    Net operating loss carryforwards                     $  9,737   $    7,922
    Research and development credits carryforwards            927          953
    Deferred compensation                                     482          393
    Capital loss carryforward                                 516            0
    Other, net                                                153           80
                                                     --------------------------
Total deferred tax assets                                  11,815        9,348
Valuation allowance                                       (11,815)      (9,348)
                                                     --------------------------
Net deferred tax assets                                  $      -   $        -
                                                     ==========================

9.   INCOME TAXES (CONTINUED)

At December 31, 2002, the Company has federal and California net operating loss carryforwards of approximately and $23,000,000 and $18,200,000, respectively. The federal and California tax loss carryforwards will begin expiring in 2019 and 2009, respectively, unless previously utilized. The Company also has federal and California research tax credit carryforwards of approximately $580,000 and $533,000, respectively, which will begin to expire in 2019 unless previously utilized. The Company's capital loss carryforwards of approximately $1,300,000 will begin to expire in 2006.

Pursuant to Internal Revenue Code Sections 382 and 383, the annual use of the Company's net operating loss, and research tax credits, and capital loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50%, which occurs within a three year period.

10. EMPLOYEE BENEFITS

In November 2000, the Company adopted a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees who are at least 21 years of age are eligible to participate in the plan. Under the terms of the plan, the Company can match thirty percent of an employee's contribution, up to six percent of his or her annual salary. The Company made matching contributions of $32,000 to participating plan employees in 2001, and $3,847 for the period January 1, 2002, to March 29, 2002, when the Company ceased making matching contributions.

11. METAR ACQUISITION

In October 2000, the Company agreed to purchase the assets of Metar ADC, a Bucharest, Romania-based integrated circuit design company from Metar SRL. In February 2001, the Company concluded the purchase of assets of Metar ADC. Under the terms of the purchase agreement, the Company is to pay $2 million in cash for the assets of Metar ADC. The first $1 million was paid in February 2001. The second $1 million is payable over a three-year period on the anniversary date of technology acceptance as follows: $150,000 in year one, $250,000 in year two and $600,000 in year three. In October 2001, the Company paid the scheduled payment of $150,000. As of December 31, 2001, the Company had accrued the present value of the future payments of $686,000 as acquisition payable. The acquisition payable is included in the liabilities from discontinued operations.

12. SEGMENTS

REPORTABLE OPERATING SEGMENTS

For the purpose of applying Statement of Financial Accounting Standards (SFAS) No. 131, management determined that it has one operating segment in 2002 following the disposal of the Sistolic business.

The reportable segments at December 31, 2001 are as follows.

                                                                                 YEAR ENDED
REVENUE, OPERATING EXPENSES AND NET LOSS                                      DECEMBER 31, 2001
--------------------------------                                              -----------------
                                                                          (IN THOUSANDS OF DOLLARS)

                                                              Revenue                 Expenses             Net loss
                                                        --------------------   --------------------   --------------------
Video Solutions                                                      $1,969                $2,261              ($292)
Sistolic                                                                250                 1,390             (1,140)
Corporate                                                                 -                 3,252             (3,252)
                                                        ------------------------------------------------------------------
                                                                     $2,219                $6,903            ($4,684)
                                                        ==================================================================

NET IDENTIFIABLE FIXED ASSETS:                             DECEMBER 31, 2001
------------------------------                          ------------------------
                                                           (IN THOUSANDS OF

                                                               DOLLARS)

Video Solutions                                                         $324
Sistolic                                                                 117
Corporate                                                                 41
                                                        ------------------------
                                                                        $482
                                                        ========================


13. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED, IN THOUSANDS OF DOLLARS, EXCEPT FOR SHARE DATA)

                                                                        1ST          2ND         3RD          4TH
-----------------------------------------------------------------------------------------------------------------------

2002

Loss From Continuing Operations                                     $   (2,179)   $  (1,477)   $  (1,297)   $  (884)
Loss From Discontinued Operations                                   $     (251)   $     (66)   $       -    $     -
Net Loss                                                            $   (2,430)   $  (1,543)   $  (1,297)   $  (884)

Basic and Diluted Loss Per Share                                    $    (0.29)   $   (0.18)   $   (0.15)   $  (0.10)
Net loss per common share from continuing operations                $    (0.26)   $   (0.17)   $   (0.15)   $  (0.10)
Net loss per common share from discontinued operations              $    (0.03)   $   (0.01)   $       -    $      -
Weighted Average Shares Used In Calculation                              8,418        8,441        8,607       9,254
-----------------------------------------------------------------------------------------------------------------------

2001

Income (Loss) From Continuing Operations                            $  (2,572)    $   1,469    $     138    $ (1,890)
Income (Loss) From Discontinued Operations                          $    (983)    $    (607)   $    (373)   $    134
Net Income (Loss)                                                   $  (3,555)    $     862    $    (235)   $ (1,756)


Basic and Diluted Income (Loss) Per Share                           $   (0.43)    $    0.11    $   (0.03)   $  (0.21)
Net income (loss) per common share from continuing operations       $   (0.31)    $    0.18    $    0.02    $  (0.23)
Net income (loss) per common share from discontinued operations     $   (0.12)    $   (0.07)   $   (0.05)   $   0.02
Weighted Average Shares Used In Calculation                              8,191        8,157        8,227       8,245


14. SUBSEQUENT EVENTS

In January 2003, the Company received 200,000 shares and 40,000 shares of the Company's common stock from its two founders, Dr. Ronald Fellman and Dr. Douglas Palmer, respectively. The Company will account for such shares as treasury stock in the quarter ended March 31, 2003. Subsequently, the Company issued 240,000 shares of the Company's common stock to an independent consulting firm retained by the Company to provide investor relations and related services.

On February 14, 2003, the Company entered into a $1 million revolving line of credit with Laurus Master Fund, Ltd. ("Laurus"). This revolving line of credit (the "line") is secured by the Company's account receivables and other assets, and the Company has the ability to draw down advances under the line subject to various advance limits. Under the terms of the line, the Company has the ability to convert advances made into the Company's common stock at a fixed conversion price of $1.12 per share. In connection with the line, the Company issued to Laurus a warrant to purchase 75,000 shares of the Company's common stock at $1.12 per share.

On March 28, 2003, the Company signed a securities purchase agreement under which the Company can raise up to $1.5 million through the issuance of 7% convertible notes with a fixed conversion price of $.65 per share. In connection with notes issued under this Agreement, the Company will issue up to 576,923 warrants to purchase the Company's common stock at $1.00 per share. Pursuant to this Agreement, on March 28, 2003, the Company issued in favor of Palisades Master Fund L.P. ("Palisades") a note in the amount of $500,000, together with a warrant to purchase up to 192,308 shares of the Company's common stock. Because the conversion price of this note was below the market price of our stock on the date the note was issued, this resulted in an embedded beneficial conversion element. We will record debt discount related to this note in our quarter ending March 31, 2003.