Form 10-Q
period 2003-03-31
PATH 1 NETWORK TECHNOLOGIES INC
filed 2003-05-19
CIK 1059404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)
 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                 For the Quarterly Period Ended March 31, 2003.
                                       or

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of May 16, 2003, 9,737,346 shares of the registrant's common stock were outstanding.

                        PATH 1 NETWORK TECHNOLOGIES INC.
                          Quarterly Report on Form 10-Q
                  For the Quarterly Period Ended March 31, 2003

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION.................................................3
   ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)....................................3
      CONDENSED CONSOLIDATED BALANCE SHEETS....................................3
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS..........................4
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS..........................5
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.....................6
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS......................................12
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
     MARKET RISK .............................................................31
  ITEM 4.  CONTROLS AND PROCEDURES............................................31
PART II - OTHER INFORMATION...................................................31
   ITEM 1. LEGAL PROCEEDINGS..................................................31
   ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..........................32
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES....................................32
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................32
   ITEM 5. OTHER INFORMATION..................................................32
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................33
   SIGNATURES ................................................................34

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        PATH 1 NETWORK TECHNOLOGIES INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in $ thousands except share data)

                                                                                 March 31,             December 31,
                                                                              2003 (unaudited)        2002 (audited)
                                                                            ---------------------  ---------------------
ASSETS
Current assets
   Cash and cash equivalents                                                         $       424            $       396
   Accounts receivable, net                                                                  338                    438
   Inventory                                                                                 285                    393
   Other current assets                                                                      196                     15
                                                                            ---------------------  ---------------------
       Total current assets                                                                1,243                  1,242

   Property and equipment, net                                                               183                    220
   Debt issuance costs, net                                                                  209                    107
   Other assets                                                                               64                     64
                                                                            ---------------------  ---------------------
Total Assets                                                                        $      1,699           $      1,633
                                                                            =====================  =====================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
   Accounts payable and accrued liabilities                                                1,159            $       930
   Accrued compensation and benefits                                                         141                    157
   Current portion of notes payable                                                        1,316                    863
   Deferred revenue                                                                           15                     61
                                                                            ---------------------  ---------------------
       Total current liabilities                                                           2,631                  2,011

   Notes payable                                                                             541                    161
                                                                            ---------------------  ---------------------
Total liabilities                                                                          3,172                  2,172
                                                                            ---------------------  ---------------------

Stockholders' deficit
   Preferred stock, 10 million shares authorized, $0.001 par value;
   no shares issued or outstanding                                                             -                      -
   Common stock, $0.001 par value;
     40,000,000 shares authorized; 9,637,346 and 9,501,346 shares issued and outstanding at March 31, 2003,
       and December 31, 2002 respectively                                                     10                     10
   Common stock to be issued                                                                  12                     12
   Additional paid-in capital                                                             30,393                 30,126
   Deferred compensation                                                                    (25)                   (50)
   Accumulated deficit                                                                  (31,863)               (30,637)
                                                                            ---------------------  ---------------------
Total stockholders' deficit                                                              (1,473)                  (539)
                                                                            ---------------------  ---------------------
Total Liabilities and Stockholders' Deficit                                        $      1,699           $      1,633
                                                                            =====================  =====================

See accompanying notes to these condensed consolidated financial statements.


                        PATH 1 NETWORK TECHNOLOGIES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in $ thousands except per share data)
                                   (unaudited)

                                                                               Three Months Ended March 31,
                                                                                 2003                 2002
                                                                         -------------------- --------------------

Revenues
   Product sales                                                                  $      598            $       -
   Contract services                                                                      63                  154
   License revenue                                                                         -                    -
                                                                         -------------------- --------------------
Total revenues                                                                           661                  154
                                                                         -------------------- --------------------
Cost of revenues
   Cost of product sales                                                                 338                    -
   Cost of contract services                                                              18                  123
                                                                         -------------------- --------------------
   Total cost of revenues                                                                356                  123
                                                                         -------------------- --------------------
Gross profit                                                                             305                   31
                                                                         -------------------- --------------------
Operating expenses, before depreciation and amortization
   Engineering research and development                                                  362                  517
   Sales and marketing                                                                   291                  193
   General and administrative                                                            640                  702
   Stock-based compensation                                                               25                  100
                                                                         -------------------- --------------------
   Total operating expense, before depreciation and amortization                       1,318                1,512
                                                                         -------------------- --------------------
Depreciation and amortization expense
   Depreciation expense                                                                   42                   35
   Amortization expense                                                                   26                   73
                                                                         -------------------- --------------------
   Total depreciation and amortization                                                    68                  108
                                                                         -------------------- --------------------
Total operating expense                                                                1,386                1,620
                                                                         -------------------- --------------------
Operating loss                                                                        (1,081)              (1,589)
Other income (expense)
   Interest expense, net                                                               (144)                    -
   Loss on sale of securities                                                              -                (590)
   Other income (expense)                                                                (1)                    -
                                                                         -------------------- --------------------
   Total other expense                                                                 (145)                (590)
                                                                         -------------------- --------------------
Loss from continuing operations                                                      (1,226)              (2,179)
Discontinued operations                                                                    -                (251)
                                                                         -------------------- --------------------
Net loss                                                                        $    (1,226)         $    (2,430)
                                                                         ==================== ====================
Net loss per common share from continuing operations                                  (0.13)               (0.26)
                                                                         ==================== ====================
Loss per common share - basic and diluted                                       $     (0.13)         $     (0.29)
                                                                         ==================== ====================
Weighted average common shares outstanding - basic and diluted                         9,555                8,406
                                                                         ==================== ====================

See accompanying notes to these condensed consolidated financial statements.



                        PATH 1 NETWORK TECHNOLOGIES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in $ thousands)
                                   (unaudited)
                                                                        Three Months Ended March 31,
                                                                          2003                2002
                                                                  -----------------------------------------
Cash flows from operating activities:
   Net loss                                                               $    (1,226)        $    (2,179)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                                68                 108
      Amortization of deferred compensation                                        43                 100
      Accretion of debt discount & debt conversion expense                        172                   -
      Loss on investment                                                            -                 596
   Changes in assets and liabilities
      Accounts receivable                                                         100                  61
      Inventory                                                                   108                   -
      Other current assets                                                       (181)                126
      Other assets                                                               (128)                  -
      Accounts payable and accrued liabilities                                    228                 (14)
      Accrued compensation and benefits                                           (16)                (53)
      Deferred revenue                                                            (45)                 75
                                                                  -----------------------------------------
         Cash used in operations                                                 (877)             (1,180)
                                                                  -----------------------------------------
Cash flows from investing activities:
   Sale of marketable securities                                                    -                 578
   Purchase of property and equipment                                              (5)                (90)
                                                                  -----------------------------------------

         Cash provided by (used in) investing activities                           (5)                488
                                                                  -----------------------------------------
Cash flows from financing activities:
   Issuance of common stock                                                        108                 50
   Issuance of convertible notes                                                   802                  -
   Cash from extinguishment of shareholder notes                                     -                 86
                                                                  -----------------------------------------

         Cash provided by financing activities                                     910                136
                                                                  -----------------------------------------
Cash flows from continuing operations                                               28               (556)

Cash flows from discontinued operations                                              -               (177)
                                                                  -----------------------------------------
Increase (decrease) in cash and cash equivalents                                    28               (733)

Cash and cash equivalents, beginning of period                                     396               1,181
                                                                  -----------------------------------------
Cash and cash equivalents, end of period                                    $      424          $      448
                                                                  =========================================

Supplemental cash flow disclosures:
   Unrealized gain (loss) in marketable securities                           $       -          $       (7)
                                                                  =========================================
   Capitalized debt issuance costs in connection with beneficial
      conversion charges and warrants                                        $      76           $       -
                                                                  =========================================

See accompanying notes to these condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis Of Presentation

The accompanying condensed consolidated balance sheet at March 31, 2003, the condensed consolidated statements of operations for the three-month periods ended March 31, 2003 and 2002, and the condensed consolidated statements of cash flows for the three-month period ended March 31, 2003 and 2002, have been prepared by Path 1 Network Technologies Inc. (the "Company") and have not been audited. The condensed consolidated balance sheet at December 31, 2002 has been audited. These quarterly consolidated financial statements, in the opinion of management, include all adjustments, consisting only of normal and recurring adjustments, necessary to state fairly the financial information set forth therein, in accordance with accounting principles generally accepted in the United States. These quarterly consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Form 10-K filed March 31, 2003. The interim consolidated financial information contained in this filing is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2003.

In the period from January 30, 1998 (inception) through March 31, 2003, the Company incurred losses totaling $31.9 million. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting business. Management does not believe that the Company's existing capital resources will enable the Company to fund operations for the next twelve months. Our existing capital resources are insufficient to enable us to continue operations as currently conducted. The cash crisis is very serious. Our independent auditors' opinion expresses substantial doubt about our ability to continue as a going concern. We need additional funding to meet current commitments and continue development of our business. We currently have the cash resources to continue our business at its current levels only for our immediate needs. If we do not receive additional funding, our ability to continue as a going concern cannot be assured. See "Liquidity and Capital Resources."

Management's plans are to manage costs in all areas of its operating plan until sufficient capital is raised to support growth and more substantial orders and revenues materialize. The Company has implemented various cost savings plans and continues to manage costs. However, even with the focus on managing costs, the Company needs to raise additional funding to continue as a going concern. In the event the Company does not receive additional funding, the Company's plans include, but are not necessarily limited to: 1) further reducing costs and focusing on selling existing products and services; 2) selling the Company's assets through a merger or acquisition; or 3) seeking protection under bankruptcy statutes. Without additional financing, the Company will be required to further delay, reduce the scope of, or eliminate one or more of its research and development projects and significantly reduce its expenditures on product deployment, and may not be able to continue as a going concern.

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

In October 2001, the FASB issued SFAS No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 establishes a single model to account for impairment of assets to be held or disposed, incorporating guidelines for accounting and disclosure of discontinued operations. FAS 144 is effective for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. Management re-evaluated its investment in acquired technology, namely Sistolic, and recorded an impairment charge during the year ended December 31, 2001 of $689,000.

In April 2002, the FASB issued SFAS No. 145 ("SFAS No. 145") Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 requires, among other things, (i) that the modification of a lease that results in a change of the classification of the lease from capital to operating under the provisions of SFAS No. 13 be accounted for as a sale-leaseback transaction, and (ii) the reporting of gains or losses from the early extinguishment of debt as extraordinary items only if they met the criteria of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations. The amendment of SFAS No. 13 is effective for transactions occurring on or after May 15, 2002. Although the rescission of SFAS No. 4 is effective January 1, 2003, the FASB has encouraged early application of the provisions of SFAS No.
145. Management has assessed the impact of this interpretation and believes it has no material effect on the Company's financial position, results of operations, or cash flows.

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

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees  of  Indebtedness  of  Others.  This  interpretation   addresses  the
disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. This interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations that the guarantor has undertaken in issuing that guarantee. Management has assessed the impact of this interpretation and believes it has no material effect on the Company's financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. This statement amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted this statement for the period ended March 31, 2003.

The following table summarizes the impact on the Company's net loss had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under SFAS No. 123 (in thousands, except per share data):


                                                                    Three Months Ended March 31,
                                                                      2003                 2002
                                                             -------------------------------------------
Net loss, as reported                                            $      (1,226)         $      (2,430)
Less: Stock-based employee compensation                                     76                     42
                                                             -------------------------------------------
Pro forma net loss                                               $      (1,301)         $      (2,472)
                                                             ===========================================

Basic and diluted loss per share:
   As reported                                                   $       (0.13)         $       (0.29)
                                                             ===========================================
   Pro forma                                                     $       (0.14)         $       (0.29)
                                                             ===========================================

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It further clarifies whether an entity shall be subject to consolidation according to the provisions of this interpretation, if by design, certain conditions exist. Management is assessing the impact of this interpretation.

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

Allowances for Doubtful Accounts, Returns and Discounts

We establish allowances for doubtful accounts, returns and discounts based on credit profiles of our customers, current economic trends, contractual terms and conditions and historical payment, return and discount experience, as well as for known or expected events. If there were to be a deterioration of a major customer's creditworthiness or if actual defaults, returns or discounts were higher than our historical experience our operating results and financial position could be adversely affected.

Warranty Reserves

We provide a limited warranty for our products. A provision for the estimated warranty cost is recorded at the time revenue is recognized. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related revenue is recognized. The amount of liability to be recorded is based on management's best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs.

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

The Company currently sells product to a limited number of customers. For the period ended March 31, 2003, approximately 38% and 13%, respectively, of the Company's product sales were to the Company's two largest customers.

Note 6 - Discontinued Operations

In March 2002, the Company decided to dispose of its Sistolic business unit. On April 3, 2002, the Company disposed of the assets of this business unit back to Metar ADC SRL, in exchange for the elimination of the remaining obligations by the Company to Metar ADC SRL and its affiliates, including the payable of $686,000, the return of all stock options granted to an Executive and the Romanian employees, and a confirmation that performance criteria specified in such Executive's employment agreement related to a potential $4 million bonus were never met by him. The Company also received a limited use license to the business unit's intellectual property. Metar ADC SRL also received 35,000 shares of our common stock. The Executive resigned on March 27, 2002, as an officer of the Company in anticipation of this transaction.

The results of operations and the loss on disposal for the three months ended March 31, 2002, have been included in discontinued operations. We recorded a loss of $251,000 from discontinued operations for the three months ended March 31, 2002.

Note 7- Stock Options

The Company accounts for stock-based compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion ("APB") 25, Accounting for Stock Issued to Employees, Statement of Financial Accounting Standards (SFAS), Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, and SFAS Interpretation No. 38, Determining the Measurement Date for Stock Option, Purchase, and Award Plans involving Junior Stock. The Company also complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

The Company accounts for equity instruments issued to non-employees using the fair value method in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. This statement amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has made the required disclosure under SFAS No. 148.

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

During the three-month period ended March 31, 2003, the Company recorded stock-based compensation expense of $25,000 related to the amortization of options outstanding to employees. Stock-based compensation related to consultants has been included in operating expense. For the same three-month period in 2002, the Company recognized expense of $100,000 related to the amortization of stock based compensation for employees and consultants.

Note 8 - Notes Payable

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

Because the Euro notes' conversion price was below the trading market price of stock on the day the Euro notes were issued, this resulted in an embedded beneficial conversion element. As a result, we recorded a debt discount of $301,000 and this sum is being accreted over the life of the debt or sooner in the event of conversion. Through December 31, 2002, approximately 76% of the note holders converted their notes into the Company's common stock. Upon conversion, the Company expensed warrants to purchase 674,654 shares of common stock at $1.60 per share for $293,000. The warrants are fully vested and expire in June 2007. In 2002, we recorded non-cash interest expense of $573,000 relating to amortization of debt discount and issuance of common stock warrants related to the Euro notes.

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

Because the Laurus notes' conversion prices were below the trading market prices of the Company's stock on the dates of issue, this resulted in an embedded beneficial conversion element. We recorded a debt discount of $779,000 and this is being accreted over the life of the debt or sooner in the event of conversion. In 2002, we recorded non-cash interest expense of $421,000 relating to the accretion of debt discount and conversions related to the Laurus notes. The price at which these Laurus notes convert into our stock generally varies monthly in proportion to the price of our stock at the time of conversion, and is based generally on a trailing market price.

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

On February 14, 2003, the Company entered into a $1 million revolving line of credit with Laurus. This revolving line of credit ("the LOC") is secured by the Company's accounts receivables and other assets, and the Company has the ability to draw down advances under the LOC subject to limits. Under the terms of the LOC, Laurus can convert advances made to the Company into common stock at a fixed conversion price of $1.13 per share. In connection with the LOC, the Company issued warrants to purchase 75,000 shares of the Company's Common Stock at $1.13 per share. The Company borrowed a $300,000 advance under the LOC. The Company recorded a non-cash debt discount of $23,000 in its quarter ended March 31, 2003.

On March 28, 2003, the Company signed a securities purchase agreement under which the Company can raise up to $1.5 million through the issuance of 7% convertible notes with a fixed conversion price of $.65 per share. In connection with notes issued under this Agreement, the Company will issue up to 576,923 warrants to purchase the Company's common stock at $1.00 per share. Pursuant to this Agreement, on March 28, 2003, the Company issued to Palisades Master Fund L.P. ("Palisades") a note in the amount of $500,000, together with a warrant to purchase up to 192,308 shares of the Company's common stock. Because the conversion price of this note was below the market price of our stock on the date the note was issued, this resulted in an embedded beneficial conversion element. We recorded a non-cash debt discount of $53,000 related to this note in our quarter ended March 31, 2003. See Note 9, Subsequent Event.

The Company's notes payable at March 31, 2003 are as follows (in thousands of dollars):

Short-term notes payable consist of the following at March 31, 2003:

European investors (less unamortized debt discount of $5,000)1                                 $            361
Laurus Master Funds Ltd (less unamortized debt discount of $235,000)2                                       678
Laurus Master Funds Ltd (less unamortized debt discount of $23,000)3                                        277
                                                                                              -------------------
                                                                                               $          1,316
                                                                                              ===================

1 Notes payable to European investors bear interest at 4.0% and are convertible into the Company's stock at a rate of $1.20 per share.

2 These notes bear interest at 12.0% and are convertible into the Company's common stock at a variable rate not to exceed $0.85 per share.

3 This Note is a $1 million A/R secured, revolving line of credit expiring in February, 2006 that bears interest at Prime + 1.75%, and drawn-down amounts are convertible into the Company's common stock at a rate of $1.13 per share.

Long-term notes payable consist of the following at March 31, 2003:

4% Euro notes due May, 2003 (less unamortized debt discount of $5,000) (convertible into
192,259 shares of common stock)                                                                $            361

12% Laurus Master Funds notes due May, 2004 (less unamortized debt discount of
$268,000) (convertible into a minimum of 933,625 share of common stock) 772

Laurus Master Funds $1 million line of credit (less unamortized debt discount of $23,000) (convertible into 265,487 shares of common stock) 277

7% Pallisades notes due March, 2005 (less unamortized debt discount of
$53,000)(convertible into 769,231 shares of common stock)                                                   447


Less:  Current maturities included in current liabilities                                                (1,316)
                                                                                              -------------------
                                                                                               $            541
                                                                                              ===================


At March 31, 2003, the maturities of long-term debt are as follows:

2003                                                                                           $          1,064
2004                                                                                                        642
2005                                                                                                        500
                                                                                              -------------------
                                                                                               $          2,206
                                                                                              ===================

Note 9 - Subsequent Event

Pursuant to the March 28, 2003 securities purchase agreement under which the Company can raise up to $1.5 million through the issuance of 7% convertible notes with a fixed conversion price of $.65 per share, on April 4, 2003, the Company issued in favor of Crescent International Ltd. a note in the amount of $500,000, together with a warrant to purchase up to 192,308 shares of the Company's common stock. Because the conversion price of this note was below the market price of our stock on the date the note was issued, this resulted in an embedded beneficial conversion element. We will record non-cash debt discount related to this note in our quarter ending June 30, 2003.

On May 15, 2003, the Company closed the remaining $500,000 round on its $1.5 million, 7% convertible notes financing pursuant to the March 28, 2003 securities purchase agreement. In this remaining round, the Company issued a total of $500,000, 7% convertible notes in favor of Palisades Master Fund, L.P., Crescent International, Ltd, Alpha Capital AG and Barucha, Ltd., together with warrants to purchase up to a total of 192,308 shares of the Company's common stock. Because the conversion prices of these notes were below the market price of our stock on the date the notes were issued, this resulted in an embedded beneficial conversion element. We will record non-cash debt discount related to these notes in our quarter ending June 30, 2003.

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

You are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in this Item 2 or in our annual report on Form 10-K and other reports and filings made with the Securities and Exchange Commission.

OVERVIEW

We are an industry leader in developing and supplying products that enable the transportation and distribution of real-time, high-quality video over Internet Protocol (IP) networks, such as the networks that comprise the Internet. Our products are currently used in two different segments of the video market. Our products are used by a variety of providers to transmit high-quality, real-time video to one or more locations throughout the United States or the world (which we refer to as "long-haul transmission"). Since our products transmit video content using IP communication networks, our customers can use existing infrastructure, thus lowering their costs and permitting them greater flexibility in the delivery of video content. Our products are also used by cable companies to supply video-on-demand services. Our customers include cable, broadcast and satellite companies, movie studios, carriers and government and educational institutions. Collectively, we refer to these customers as communication service providers, or simply as providers.

Long Haul Customers

Our long haul customers use our products to transmit high-quality, real-time video to one or a number of locations over existing IP networks. This ability to send video over IP networks significantly reduces the current need of long haul providers to rent dedicated high bandwidth connections to service the specified locations. Our products not only provide a cost advantage to our customers, but also enable them increased flexibility in where and when the video is transmitted.

Customers using our products for long-haul transmission include DreamWorks LLC, a major film production studio, for domestic and international creative collaborations using high-definition video cameras. C-Span uses our products to televise real-time, interactive classrooms between Washington, D.C. and the University of Denver. PanAmSat uses our Cx1000 on the Level (3) backbone to interconnect earth stations for video routing with the least delay. RTVI, a Russian television network, runs live broadcast-quality Russian language programming between Moscow and New York using our long haul product, and is expanding its network internationally. Currently, Level (3) offers full and part-time video services using our Cx1000 product to deliver broadcast video in key US and European cities. Wiltel/Vyvx has moved video operations centers into networking facilities to merge IP video, voice and data services that use our Cx1000 product for video.

Cable Company Customers

The versions of our Chameleon vidX product line designed for cable television companies allows them to use existing digital set-top boxes already in consumer homes to provide video-on-demand services, a significant competitive advantage over satellite providers. The more efficient use of existing bandwidth (both into the home and within the network) allows cable companies to increase the volume of content (whether movies, television or live events) available for delivery whenever requested by the cable subscriber, or to increase the number of subscribers served with existing content volume. We believe that the desire for video-on-demand - indeed, all content-on-demand - will continue to rise as consumers become increasingly aware of its availability and benefits, and as IP networks enabled by our products provide access to significant amounts of interactive programming previously unavailable. Cable companies currently using our products include companies such as Time-Warner and Cablevision.

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

Company Information

We were incorporated in Delaware in January 1998. Our principal executive offices are located at 6215 Ferris Square, Suite 140, San Diego, California
92121. Our telephone number is (858) 450-4220. Our website is located at www.path1.com.

Liquidity And Capital Resources

Since our inception on January 30, 1998, we have financed our operations primarily through the sale of common equity securities to investors and strategic partners, as well as from the issuance of convertible notes.

From January 30, 1998 through March 31, 2003, we incurred losses totaling $31.9 million. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of conducting business. We do not believe that our existing capital resources will enable us to fund operations for the next twelve months. At March 31, 2003, we had negative working capital of $1,388,000, and an increase of $28,000 in cash and cash equivalents compared to December 31, 2002.

Our plans are to contain and reduce costs in all areas of our operating plan until sufficient capital is raised to support our growth and more substantial product orders materialize; however, even with our cost reduction plans, we need to raise additional funding to continue as a going concern. In the event we do not receive additional funding, our plans may include, but are not necessarily limited to: 1) further reducing costs and focusing on selling existing products and services; 2) selling the Company's assets through a merger or acquisition; or 3) seeking protection under bankruptcy statutes. Without additional financing, we may be required to further delay, reduce the scope of, or eliminate one or more of our research and development projects and significantly reduce our expenditures on product deployment, and we may not be able to continue as a going concern.

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

Because the Euro notes' conversion price was below the trading market price of stock on the day the Euro notes were issued, this resulted in an embedded beneficial conversion element. As a result, we recorded a debt discount of $301,000 and this will be accreted over the life of the debt or sooner in the event of conversion. Through March 31, 2003, approximately 76% of the note holders converted their notes into the Company's common stock. Upon conversion, the Company expensed warrants to purchase 674,654 shares of common stock at $1.60 per share for $293,000. The warrants are fully vested and expire in June 2007. In 2002, we recorded non-cash interest expense of $573,000 relating to amortization of debt discount and issuance of common stock warrants related to the Euro notes. Some of the Euro notes have matured but have not been paid. We believe we have an arrangement with the holders of these outstanding Euro notes to roll their notes into new notes.

During 2002, the Company issued two convertible notes to The Laurus Master Fund ("Laurus"). In May 2002, we issued Laurus a 12%, 15-month convertible note in the principal amount of $1,250,000. The note was convertible into common stock at a price of $1.40 per share. The Company secured a three-month deferral of principal and interest under the note. In connection with the issuance of the 12% convertible note in May 2002, we issued to Laurus warrants to purchase 125,000 shares of common stock at $1.68 per share. The warrants are fully vested and expire on May 2009.

On November 7, 2002, we issued Laurus a 12% convertible note in the principal amount of $300,000. The note is convertible at a price of $.85 per share and is payable on a monthly basis over 18 months. In connection with the issuance of the 12% convertible note in November 2002, we issued warrants to purchase 75,000 shares of common stock at $.85 per share.

Because the Laurus notes' conversion prices were below the trading market prices of our Company's stock on the dates of issue, this resulted in an embedded beneficial conversion element. We recorded a debt discount of $779,000 and this sum is being accreted over the life of the debt or sooner in the event of conversion. In 2002, we recorded non-cash interest expense of $421,000 relating to the accretion of debt discount and conversions related to the Laurus notes. The price at which these Laurus notes convert into our stock generally varies monthly in proportion to the price of our stock at the time of conversion, and is based generally on a trailing market price.

As part of the November 7, 2002 convertible note transaction, we also repriced the conversion price of the May 2002 convertible note and the 125,000 warrants (which had been purchased by the same investor) to $.85 per share. The term of the May 2002 note was extended to May 7, 2004. The reprice resulted in a non-cash charge of $130,000 in the fourth quarter ended December 31, 2002 related to debt conversion expense. The Company will incur additional non-cash debt conversion expense in the future upon the conversion of both notes.

On February 14, 2003, we entered into a $1 million revolving line of credit with Laurus. This revolving line of credit ("the LOC") is secured by our accounts receivables and other assets, and we have the ability to draw down advances under the LOC subject to limits. Under the terms of the LOC, Laurus can convert advances made to us into our common stock at a fixed conversion price of $1.13 per share. In connection with the LOC, we issued warrants to purchase 75,000 shares of our Common Stock at $1.13 per share.

On March 28, 2003, we signed a securities purchase agreement under which we can raise up to $1.5 million through the issuance of 7% convertible notes with a fixed conversion price of $.65 per share. In connection with notes issued under this Agreement, we will issue up to 576,923 warrants to purchase our common stock at $1.00 per share. Pursuant to this Agreement, on March 28, 2003, we issued to Palisades Master Fund L.P. ("Palisades") a note in the amount of $500,000, together with a warrant to purchase up to 192,308 shares of our common stock. Because the conversion price of this note was below the market price of our stock on the date the note was issued, this resulted in an embedded beneficial conversion element. We recorded non-cash debt discount of $53,000 related to this note in our quarter ended March 31, 2003.

Pursuant to the March 28, 2003 securities purchase agreement under which the Company can raise up to $1.5 million through the issuance of 7% convertible notes with a fixed conversion price of $.65 per share, on April 4, 2003, the Company issued in favor of Crescent International Ltd. a note in the amount of $500,000, together with a warrant to purchase up to 192,308 shares of the Company's common stock. Because the conversion price of this note was below the market price of our stock on the date the note was issued, this resulted in an embedded beneficial conversion element. We will record non-cash debt discount related to this note in our quarter ending June 30, 2003.

On May 15, 2003, the Company closed the remaining $500,000 round on its $1.5 million, 7% convertible notes financing pursuant to the March 28, 2003 securities purchase agreement. In this remaining round, the Company issued a total of $500,000, 7% convertible notes in favor of Palisades Master Fund, L.P., Crescent International, Ltd, Alpha Capital AG and Barucha, Ltd., together with warrants to purchase up to a total of 192,308 shares of the Company's common stock. Because the conversion prices of these notes were below the market price of our stock on the date the notes were issued, this resulted in an embedded beneficial conversion element. We will record non-cash debt discount related to these notes in our quarter ending June 30, 2003.

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

At March 31, 2003, we had no material commitments other than our operating leases. Our future capital requirements will depend upon many factors, including the timing of research and product development efforts, the possible need to acquire new technology, the expansion of our sales and marketing efforts, and our expansion internationally. We expect to continue to expend significant amounts in all areas of our operations.

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

Cash used in operations was $877,000 at March 31, 2003, compared to $1,180,000 for the same period in 2002. The decrease in cash used in operations for the quarter ended March 31, 2003, compared to the same period in the prior year was due primarily to a lower net loss and a decrease in inventory.

Cash used in investing activities as of March 31, 2003, was $5,000, compared cash provided of $488,000 as of March 31, 2002. Cash provided for the quarter ended March 31, 2002 was primarily the result of our sale of marketable securities in early 2002.

Cash provided by financing activities for the quarter ended March 31, 2003 was $910,000, compared to cash provided of $136,000 at March 31, 2002. This change was primarily due to the issuance of convertible notes.

Results Of Operations

Three Months Ended March 31, 2003 vs. Three Months Ended March 31, 2002

For quarter ended March 31, 2003, net revenue was $661,000 compared to $154,000 during the three-month period ended March 31, 2002, reflecting a 329% increase. Revenue in the quarter ended March 31, 2003 came principally from sales of our products for the video over IP transport market, as well as from contract services. In the quarter ended March 31, 2002 revenue was generated from contract services.

Cost of goods sold increased to $356,000 from $123,000 in the quarter ended March 31, 2003. Cost of goods sold for products consists primarily of raw material costs, warranty costs and labor associated with manufacturing our products. Cost of goods sold for contract services consists primarily of engineering payroll costs.

Our gross profit increased over 800% to $305,000 from $31,000 in the quarters ending March 31, 2003 and 2002, respectively. Our increase in gross profit results primarily from the change in our business to selling products, as well as our managing our production and development costs.

Engineering research and development expenses for the quarter ended March 31, 2003 decreased 33% to $362,000 from $517,000 in the quarter ended March 31, 2002. The decrease is due primarily to reduced cost of R&D personnel, and reduced expenditures on to acquire development expertise and tools for our new products.

Selling, marketing, and general and administrative expenses for the quarter ended March 31, 2003 increased 4% to $931,000 from $895,000 for the quarter ended March 31, 2002. The increase is primarily due to increased sales and marketing expenses for payroll, trade shows and travel.

Stock-based compensation expense is a non-cash expense item that is recognized as a result of stock options having exercise prices below estimated fair value. Stock-based compensation expense is calculated as the difference between exercise prices and estimated fair market value on the date of grant. We record compensation expense related to the outstanding options to consultants and some employees for the amount of options that vest in that period. In the first quarter ended March 31, 2003, we recorded a $25,000 non-cash charge for stock-based compensation related to employees. Stock-based compensation related to consultants has been included in operating expense. For the same three-month period in 2002, the Company recognized expense of $100,000 related to the amortization of stock based compensation for employees and consultants.

Interest expense for the quarter ended March 31, 2003 was $144,000. We reported no interest income or expense in the quarter ended March 31, 2002. The increase in interest expense predominantly consists of the amortization of deferred interest and debt discount related to our convertible note borrowings in 2002.

We neither held nor sold portfolio securities in the quarter ended March 31, 2003. In the quarter ended March 31, 2002, we recorded a loss on sale of securities totaling $590,000, reflecting our sale of securities that we held in various companies, especially Leitch Technology Corporation.

Discontinued Operations

We decided to dispose of our Silicon Systems business unit ("Sistolic") after a large semiconductor company, with whom we entered into a non-exclusive licensing agreement and an engineering services agreement related to Sistolic's technology, informed us that they were terminating their agreements in March 2002. Due to this material and adverse turn of events, we decided that we could no longer sustain the negative cash flow from Sistolic. On April 3, 2002, we disposed of the assets of this business unit back to Metar ADC SRL and its President ("Executive") in exchange for the elimination of our remaining obligations to Metar ADC SRL and its affiliates, including the payable of $686,000, the return of all stock options granted to the Executive and the Romanian employees, and a confirmation that performance criteria specified in the Executive's employment agreement with us related to a potential $4 million bonus were never met by him. We also received a limited use license to the business unit's intellectual property. In addition, the Romanian facility lease was transferred to Metar ADC SRL and the Romanian employment contracts were terminated. Metar ADC SRL was permitted to hire any and all Romanian employees. Metar SRL also received 35,000 shares of our common stock. The Executive resigned on March 27, 2002, as an officer of the Company in anticipation of this transaction.

Sistolic's results of operations for the quarter ended March 31, 2002 have been included in discontinued operations. We recorded a loss of $251,000 from discontinued operations for the quarter ended March 31, 2002.

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

The markets for our products, future products and services are intensely competitive. We face direct and indirect competition from a number of established companies, including Scientific-Atlanta, as well as development stage companies, and we anticipate that we will face increased competition in the future as existing competitors seek to enhance their product offerings and new competitors emerge. Many of our competitors have greater resources, higher name recognition, more established reputations within the industry and stronger manufacturing, distribution, sales and customer service capabilities than we do.

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

Our technology uses non-proprietary industry standard interfaces and designs for video transport (known as IP/gigabit Ethernet). We are aware that Scientific-Atlanta has developed a product line that operates with an alternative to the open industry standard of IP/gigabit Ethernet.

We believe transporting video directly over a proprietary standard eliminates the flexibility offered through open standards such as IP/gigabit Ethernet. Nonetheless, Scientific-Atlanta's development, marketing and sale of its proprietary standard-based products may compete directly with our development, marketing and sales efforts. Since Scientific-Atlanta has greater financial and other resources than we do, Scientific-Atlanta may be able to develop its products more rapidly and market its products more extensively than we can. Because of Scientific-Atlanta's name recognition, industry-reputation and other reasons, Scientific-Atlanta's products could become the standard for delivery of real-time, broadcast-quality video, in which case the sale of our products could materially suffer. Scientific-Atlanta's products and may be superior to ours in terms of price or performance, or inferior to ours but backed by superior marketing and support capabilities. As a result, we may not be able to compete successfully with Scientific-Atlanta, and our ability to gain market share for our products could be adversely affected.

Our relationship with Scientific Atlanta, as both a significant customer and a significant competitor, may have adverse consequences to our business. While general risks are associated with any competitor and any customer, the conflicting interests of Scientific-Atlanta (as a result of being both) magnifies these risks with respect to Scientific-Atlanta as both a customer and competitor. Scientific-Atlanta may decide to pursue its proprietary standard based products and discontinue its relationship with us, as both a reseller and an outside manufacturer. Loss of sales to Scientific-Atlanta and its distribution network to communication service providers could adversely affect our business.

WE HAVE INCURRED LOSSES SINCE INCEPTION AND WILL LIKELY NOT BE PROFITABLE FOR THE NEXT SEVERAL QUARTERS.

We have incurred operating losses since our inception in January 1998, and we expect to incur losses and negative cash flow for at least the next several quarters. As of March 31, 2003, our accumulated deficit was approximately $31.9 million. We expect to continue to incur significant operating, sales, marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.

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

WE MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL IN THE FUTURE WHEN NEEDED, WHICH COULD PREVENT US FROM GROWING.

Even if one assumes that we can resolve our very serious short-term cash crisis, we must raise additional capital to fund our operations and planned growth. We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could seriously harm our business. In addition, additional equity financing may dilute our stockholders' interest, and debt financing, if available, may involve restrictive covenants and could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on debt. If adequate funds are not available, we may need to curtail our operations significantly.

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

We may not succeed in anticipating all of the changing demands that growth would impose on our systems, procedures and structure. If we fail to effectively manage our expansion, if any, our business may suffer.

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

WE ARE SUBJECT TO LOCAL, STATE AND FEDERAL  REGULATION.

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

OUR EXECUTIVE OFFICERS, DIRECTORS AND 5% STOCKHOLDERS WILL BE ABLE TO EXERCISE SUBSTANTIAL CONTROL OVER ALL MATTERS REQUIRING SHAREHOLDER APPROVAL.

As of March 31, 2003, a small number of our executive officers, directors and 5% stockholders, beneficially own, in the aggregate, approximately 56% of our outstanding common stock. As a result, these stockholders (or subgroups of them) retain substantial control over matters requiring approval by our stockholders, such as the election of directors and approval of significant corporate transactions.

THE ISSUANCE OF COMMON STOCK TO THE LAURUS MASTER FUND AND TO OUR OTHER INVESTORS IN OUR CONVERTIBLE NOTES WOULD CAUSE SIGNIFICANT DILUTION TO OUR STOCKHOLDERS, AND THE RESALE OF SUCH SHARES MAY DEPRESS THE PRICE OF OUR COMMON STOCK.

Assuming a full $1.5 million funding of the March 28, 2003 securities purchase agreement, our convertible notes issued during 2002 including, but not limited to, Laurus, and our existing drawdown of the Laurus line of credit, we will have outstanding derivative securities (in addition to stock options) convertible or exercisable for approximately 5,256,961 shares of common stock. The issuance of the Company's common stock under the convertible notes and other financing agreements may have a material dilutive impact on our shareholders, as well as a negative impact on our financial results.

WE OFFER STOCK OPTIONS TO OUR EMPLOYEES, NON-EMPLOYEE DIRECTORS, CONSULTANTS AND ADVISORS, WHICH COULD RESULT IN ONGOING DILUTION TO ALL STOCKHOLDERS, INCLUDING INVESTORS IN THIS OFFERING.

We maintain two equity compensation plans: (i) the 2000 Stock Option/Stock Issuance Plan (the "2000 Plan"), pursuant to which we may issue options and common stock to employees, officers, directors, consultants and advisors, and
(ii) the 2001 Employee Stock Purchase Plan (the "Purchase Plan"), approved by our stockholders in February 2002, pursuant to which our employees are provided the opportunity to purchase our stock through payroll deductions. As of March 31, 2003, there were options outstanding to purchase 3,618,514 shares of common stock under our 2000 Plan; 622,004 shares of common stock remain available for issuance under the 2000 Plan. A maximum of 250,000 shares of common stock have been authorized for issuance under the Purchase Plan.

In addition, as of March 31, 2003, there were 539,713 shares of common stock subject to outstanding options granted other than under the 2000 Plan or Purchase Plan. These non-plan options were granted to various employees, directors, consultants and advisors.

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

The number of shares of common stock subject to currently outstanding options under the 2000 Plan, as well as shares of common stock subject to options granted other than under the 2000 Plan, exceeds 30% of the total number of shares of our currently outstanding common stock. The California Department of Corporations has issued regulations for companies seeking qualification of stock option plans, which regulations require that the total number of shares issuable upon exercise of all options shall not exceed 30% of such companies' outstanding shares, unless a percentage higher than 30% is approved by at least two-thirds of the outstanding shares entitled to vote. We unsuccessfully sought to obtain this two-thirds supermajority vote of the outstanding shares pursuant to a written consent solicitation of our stockholders under a Proxy Statement filed with the Securities and Exchange Commission on December 31, 2001. Therefore, the issuance of further stock options and shares under the 2000 Plan to persons other than officers, directors and previous optionees requires qualification, and is restricted under the "blue sky" securities provisions of the California Corporations Code. As a result, our ability to grant options and stock as a means of attracting and retaining employees and directors will be materially impaired.

WE DO NOT INTEND TO PAY CASH DIVIDENDS.

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We would be exposed to changes in interest rates primarily from any marketable securities and investments in certain available-for-sale securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At March 31, 2003, we did not have any marketable securities or investments in available-for-sale securities, nor did we have any sales denominated in a currency other than the United States dollar. Our $1 million revolving line of credit from Laurus has a floating interest rate.

ITEM 4.   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures
    ------------------------------------------------

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls
    ----------------------------

There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.



PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 14, 2003, we entered into a $1 million revolving line of credit with Laurus Master Fund, Ltd. (Laurus"). This revolving line of credit ("the LOC") is secured by our accounts receivables and other assets, and we have the ability to draw down advances under the LOC subject to limits. Under the terms of the LOC, Laurus can convert advances made to us at a fixed conversion price of $1.13 per share. In connection with the LOC, we issued warrants to purchase 75,000 shares of our Common Stock at $1.13 per share. We received a $300,000 advance under the LOC in our quarter ended March 31, 2003. The issuance of the securities was exempt from the Securities Act registration requirement, by virtue of Section 4(2) of the Securities Act.

On March 28, 2003, we signed a securities purchase agreement for the issuance of 7% convertible notes with a fixed conversion price of $.65 per share. In connection with notes issued under this Agreement, we will issue warrants to purchase our common stock at $1.00 per share. Pursuant to this Agreement, and in exchange for $500,000 cash, on March 28, 2003, we issued to Palisades Master Fund L.P. a convertible note in the amount of $500,000, together with warrants to purchase up to 192,308 shares of our common stock. The issuance of the securities was exempt from the Securities Act registration requirement, by virtue of section 4(2) of the Securities Act.

On February 5, 2003, we issued 240,000 shares of our common stock to Del Mar Consulting Group, Inc., pursuant to an Independent Consulting Agreement dated November 27, 2002. We also granted an option for 70,000 shares of our common stock exercisable at $1.00 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits. The following exhibits are included as part of this report. References to "Path 1" or "us" in this Exhibit List mean Path 1 Network Technologies Inc., a Delaware corporation.

Exhibit
Number   Description

10.1 Agreement dated March 28, 2003 by and between Path 1 and DTKA Holdings Limited terminating Common Stock Purchase Agreement dated January 17, 2002.*

10.2 Securities Purchase Agreement dated March 28, 2003 among Path 1, Palisades Master Fund L.P. and Crescent International Ltd.*

10.3 7% Convertible Debenture due March 27, 2005 issued to Palisades Master Fund L.P. in the principal amount of $500,000.*

10.4 Registration Rights Agreement dated March 28, 2003, among Path 1, Palisades Master Fund L.P. and Crescent International Ltd.*

10.5 Stock Purchase Warrant dated March 28, 2003 issued to Palisades Master Fund L.P.*

10.6 7% Convertible Note due March 27, 2005 issued to HPC Capital Management in the principal amount of $10,000.*

10.7     Stock Purchase Warrant dated March 28, 2003 issued to HPC Capital
         Management*

10.8 Laurus Master Fund, Ltd. Waiver of Full Ratchet Rights in Connection with issuance of Securities under Purchase Agreement dated March 26, 2003.*

10.9 Laurus Master Fund, Ltd. Waiver and Consent to Purchase Agreement dated March 26, 2003.*

10.10 Materials and Manufacturing Management Agreement Board Assembly dated February 1, 2003 by and between us and Arrow Electronics, Inc.

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


Path 1 Network Technologies Inc.


By: /s/ Frederick A. Cary
-------------------------
Frederick A. Cary
President and Chief Executive Officer


By: /s/ John R. Zavoli
-------------------------
John R. Zavoli
Chief Financial Officer, General Counsel and Corporate Secretary

Date: May 19, 2003

                  Certification of Principal Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Frederick A. Cary, the principal executive officer of Path 1 Network Technologies Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Path 1 Network Technologies Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 19, 2003

/s/ Frederick A. Cary
-----------------------------------------
    Frederick A. Cary
    Principal Executive Officer

                  Certification of Principal Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I,  John  R.  Zavoli,  the  principal   financial  officer  of  Path  1  Network
Technologies Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Path 1 Network Technologies Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 19, 2003

/s/ John R. Zavoli
-----------------------------------------
    John R. Zavoli
    Principal Financial Officer

Exhibits. The following exhibits are included as part of this report. References to "us" or "Path 1" in this Exhibit List mean Path 1 Network Technologies Inc., a Delaware corporation.

Exhibit
Number   Description

10.1 Agreement dated March 28, 2003 by and between Path 1 and DTKA Holdings Limited terminating Common Stock Purchase Agreement dated January 17, 2002.*

10.2 Securities Purchase Agreement dated March 28, 2003 among Path 1, Palisades Master Fund L.P. and Crescent International Ltd.*

10.3 7% Convertible Debenture due March 27, 2005 issued to Palisades Master Fund L.P. in the principal amount of $500,000.*

10.4 Registration Rights Agreement dated March 28, 2003, among Path 1, Palisades Master Fund L.P. and Crescent International Ltd.*

10.5 Stock Purchase Warrant dated March 28, 2003 issued to Palisades Master Fund L.P.*

10.6 7% Convertible Note due March 27, 2005 issued to HPC Capital Management in the principal amount of $10,000.*

10.7     Stock Purchase Warrant dated March 28, 2003 issued to HPC Capital
         Management*

10.8 Laurus Master Fund, Ltd. Waiver of Full Ratchet Rights in Connection with issuance of Securities under Purchase Agreement dated March 26, 2003.*

10.9 Laurus Master Fund, Ltd. Waiver and Consent to Purchase Agreement dated March 26, 2003.*

10.10 Materials and Manufacturing Management Agreement Board Assembly dated February 1, 2003 by and between us and Arrow Electronics, Inc.

99.1     Certification under Section 906 of the Sarbanes-Oxley Act of 2002. *


* Filed Herewith