Form 10-Q
period 2003-06-30
PATH 1 NETWORK TECHNOLOGIES INC
filed 2003-08-14
CIK 1059404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2003.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to____________.

Commission File Number 000-30928

PATH 1 NETWORK TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

DELAWARE	13-3989885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

As of July 30, 2003, 5,483,624 shares of the registrant’s common stock were outstanding. This includes 3,750,000 shares of common stock comprising the units that we sold to the public on July 29, 2003, and also gives effect to the 1-for-6 reverse stock split effected July 23, 2003.

PATH 1 NETWORK TECHNOLOGIES INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2003

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

PATH 1 NETWORK TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in $ thousands except share data)

	June 30, 2003 (unaudited)	December 31, 2002 (audited)
ASSETS
Current assets
Cash and cash equivalents	$263	$396
Accounts receivable, net	554	438
Inventory	411	393
Other current assets	505	15

Total current assets	1,733	1,242
Property and equipment, net	143	220
Debt issuance costs, net	312	107
Other assets	48	64

Total Assets	$2,236	$1,633

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,381	$930
Accrued compensation and benefits	208	157
Current portion of notes payable	998	863
Deferred revenue	5	61

Total current liabilities	2,592	2,011
Notes payable	1,211	161

Total liabilities	3,803	2,172

Stockholders’ deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 1,709,814 and 1,583,558 shares issued and outstanding at June 30, 2003, and December 31, 2002 respectively	2	2
Common stock to be issued	—	12
Additional paid-in capital	31,291	30,134
Deferred compensation	—	(50)
Accumulated deficit	(32,860)	(30,637)

Total stockholders’ deficit	(1,567)	(539)

Total Liabilities and Stockholders’ Deficit	$2,236	$1,633

See accompanying notes to these condensed consolidated financial statements.

PATH 1 NETWORK TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in $ thousands except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues
Product sales	$228	$536	$826	$685
Contract services	244	5	307	11
License revenue	235	—	235	—
Other revenue	7	—	7	—

Total revenues	714	541	1,375	696

Cost of revenues
Cost of product sales	154	266	492	367
Cost of contract services	62	1	80	2

Total cost of revenues	216	267	572	369

Gross profit	498	274	803	327

Operating expenses, before depreciation and amortization
Engineering research and development	336	366	698	903
Sales and marketing	320	132	611	325
General and administrative	478	566	1,118	1,272
Stock-based compensation	25	73	50	173

Total operating expense, before depreciation and amortization	1,159	1,137	2,477	2,673

Depreciation and amortization expense
Depreciation expense	41	57	83	92
Amortization expense	45	—	71	73

Total depreciation and amortization	86	57	154	165

Total operating expense	1,245	1,194	2,631	2,838

Operating loss	(747)	(920)	(1,828)	(2,511)
Other income (expense)
Interest expense, net	(251)	(557)	(395)	(557)
Loss on sale of securities	—	—	—	(590)
Other income (expense)	1	—	—	—

Total other expense	(250)	(557)	(395)	(1,147)

Loss from continuing operations	(997)	(1,477)	(2,223)	(3,658)
Discontinued operations	—	(66)	—	(317)

Net loss	$(997)	$(1,543)	$(2,223)	$(3,975)

Net loss per common share from continuing operations	$(0.62)	$(1.05)	$(1.38)	$(2.61)

Loss per common share - basic and diluted	$(0.62)	$(1.10)	$(1.38)	$(2.83)

Weighted average common shares outstanding - basic and diluted	1,615	1,404	1,615	1,404

See accompanying notes to these condensed consolidated financial statements.

PATH 1 NETWORK TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in $ thousands)
(unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(2,223)	$(3,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	154	165
Amortization of deferred compensation	73	173
Accretion of debt discount & debt conversion expense	409	557
Notes issued for salary reduction	—	33
Loss on investment	—	596
Changes in assets and liabilities
Restricted cash	—	(46)
Accounts receivable	(116)	(227)
Inventory	(18)	6
Other current assets	(490)	112
Other assets	(260)	(219)
Accounts payable and accrued liabilities	450	27
Accrued compensation and benefits	51	(142)
Deferred revenue	(55)	74

Cash used in operations	(2,025)	(2,549)

Cash flows from investing activities:
Sale of marketable securities	—	578
Purchase of property and equipment	(6)	(90)

Cash provided by (used in) investing activities	(6)	488

Cash flows from financing activities:
Issuance of common stock	576	54
Issuance of convertible notes	1,322	2,281
Cash from extinguishment of shareholder notes	—	86

Cash provided by financing activities	1,898	2,421

Cash flows from continuing operations	(133)	360
Cash flows from discontinued operations	—	(174)

Increase (decrease) in cash and cash equivalents	(133)	186
Cash and cash equivalents, beginning of period	396	1,181

Cash and cash equivalents, end of period	$263	$1,367

Supplemental cash flow disclosures:
Issuance of common stock in Felber settlement	$—	$545

Capitalized debt issuance costs in connection with beneficial conversion charges and warrants	$439	$1,250

Conversion of notes to common stock issuable	$576	$9

See accompanying notes to these condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis Of Presentation

The accompanying condensed consolidated balance sheet at June 30, 2003, the condensed consolidated statements of operations for the three and six-month periods ended June 30, 2003 and 2002, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2003 and 2002, have been prepared by Path 1 Network Technologies Inc. (the “Company”) and have not been audited. The condensed consolidated balance sheet at December 31, 2002 has been audited. These consolidated quarterly financial statements, in the opinion of management, include all adjustments, consisting only of normal and recurring adjustments, necessary to state fairly the financial information set forth therein, in accordance with accounting principles generally accepted in the United States. These condensed quarterly consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2002 included in the Company’s Form 10-K filed March 31, 2003. The interim consolidated financial information contained in this filing is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2003.

In the period from January 30, 1998 (inception) through June 30, 2003, the Company incurred losses totaling $32.9 million. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of conducting business. On July 30, 2003, the Company raised $13.5 million in a public offering of 1,250,000 units consisting of three shares of the Company’s common stock and two publicly traded redeemable warrants.

On July 23, 2003, the Company effected a one-for-six reverse stock split as part of its $13.5 million public offering and listing on the American Stock Exchange. All per share figures herein reflect such reverse stock split.

Reclassifications

Certain reclassifications have been made to prior periods financial statements to conform to current year presentation.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. As the Company did not have any goodwill on its balance sheet, the adoption of SFAS No. 142 did not have a material impact on the Company’s financial statements.

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

In April 2002, the FASB issued SFAS No. 145 (“SFAS No. 145”) Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 requires, among other things, (i) that the modification of a lease that results in a change of the classification of the lease from capital to operating under the provisions of SFAS No. 13 be accounted for as a sale-leaseback transaction, and (ii) the reporting of gains or losses from the early extinguishment of debt as extraordinary items only if they met the criteria of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations. The amendment of SFAS No. 13 is effective for transactions occurring on or after May 15, 2002. Although the rescission of SFAS No. 4 is effective January 1, 2003, the FASB has encouraged early application of the provisions of SFAS No. 145. Management has assessed the impact of this interpretation and believes it has no material effect on the Company’s financial position, results of operations, or cash flows.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (effective January 1, 2003). SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Management has assessed the impact of this interpretation and believes it has no material effect on the Company’s financial position, results of operations, or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. This interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations that the guarantor has undertaken in issuing that guarantee. Management has assessed the impact of this interpretation and believes it has no material effect on the Company’s financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted this statement for the period ended June 30, 2003.

The following table summarizes the impact on the Company’s net loss had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under SFAS No. 123 (in thousands, except per share data):

	Three Months Ended June 30,
	2003	2002
Net loss, as reported	$(997)	$(1,543)
Less: Stock-based employee compensation	18	56

Pro forma net loss	$(1,015)	$(1,599)

Basic and diluted loss per share:
As reported	$(0.62)	$(1.10)

Pro forma	$(0.63)	$(1.14)

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It further clarifies whether an entity shall be subject to consolidation according to the provisions of this interpretation, if by design, certain conditions exist. Management is assessing the impact of this interpretation.

In May 2003, the FASB issued SFAS NO. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities. This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Management has assessed the impact of this statement and believes that it has no material impact.

Note 2 – Management Estimates And Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Note 3 – Inventory

The Company records inventory, which consists primarily of raw materials used in the production of video gateways and related products, at the lower of cost or market. Cost is determined principally on the average cost method. Provisions for potentially obsolete or slow-moving inventory are made based on analysis of inventory levels and future sales forecasts.

Note 4 – Revenue Recognition

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

Allowances for Doubtful Accounts, Returns and Discounts

The Company establishes allowances for doubtful accounts, returns and discounts based on credit profiles of our customers, current economic trends, contractual terms and conditions and historical payment, return and discount experience, as well as for known or expected events. If there were to be a deterioration of a major customer’s creditworthiness, or if actual defaults, returns or discounts were higher than historical experience, the Company’s operating results and financial position could be adversely affected.

Warranty Reserves

The Company provides a limited warranty for its products. A provision for the estimated warranty cost is recorded at the time revenue is recognized. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related revenue is recognized. The amount of liability to be recorded is based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs.

Note 5 – Reportable Operating Segments

The Company is a network communications technology company enabling simultaneous delivery of broadcast quality and interactive video transmissions and other real-time data streams over Internet Protocol (IP) networks. For the purpose of applying SFAS No. 131, management determined that, subsequent to the discontinuance of the Silicon Systems business unit (“Sistolic”) in April 2002, it has one operating segment.

Note 6 – Discontinued Operations

In March 2002, the Company decided to dispose of its Sistolic business unit. On April 3, 2002, the Company disposed of the assets of this business unit back to Metar ADC SRL, in exchange for the elimination of the remaining obligations by the Company to Metar ADC SRL and its affiliates, including the payable of $686,000, the return of all stock options granted to an Executive and the Romanian employees, and a confirmation that performance criteria specified in such Executive’s employment agreement related to a potential $4 million bonus were never met by him. The Company also received a limited use license to the business unit’s intellectual property. Metar ADC SRL also received 5,833 shares of our common stock. The Executive resigned on March 27, 2002, as an officer of the Company in anticipation of this transaction.

The results of operations and the loss on disposal for the six months ended June 30, 2002, have been included in discontinued operations. The Company recorded a loss of $317,000 from discontinued operations for the six months ended June 30, 2002.

Note 7 – Stock Options

The Company accounts for stock-based compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) 25, Accounting for Stock Issued to Employees, SFAS Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, and SFAS Interpretation No 38, Determining the Measurement Date for Stock Option, Purchase, and Award Plans involving Junior Stock. The Company also complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

The Company accounts for equity instruments issued to non-employees using the fair value method in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has made the required disclosure under SFAS No. 148.

Equity instruments issued to non-employees that are fully vested and non-forfeitable are measured at fair value at the issuance date and expensed in the period over which the benefit is expected to be received. Equity instruments issued to non-employees which are either unvested or forfeitable, for which counter-party performance is required for the equity instrument to be earned, are measured initially at the fair value and subsequently adjusted for changes in fair value until the earlier of: 1) the date at which a commitment for performance by the counter-party to earn the equity instrument is reached; or, 2) the date on which the counter-party’s performance is complete.

During the three-month period ended June 30, 2003 and 2002, the Company recorded stock-based compensation expense of $25,000 and $73,000, respectively, related to the amortization of options outstanding to employees and consultants. The Company recorded stock-based compensation expense of $50,000 and $173,000 for the six-months ended June 30, 2003 and 2002, respectively.

Note 8 – Notes Payable

In 2002, the Company received approximately $1,031,000 from a private placement of convertible notes with European investors (the “Euro notes”) who were existing Company stockholders. The notes carried a 4% annual coupon, paid quarterly in cash or stock, at the Company’s discretion, and were convertible for a one-year conversion term at a price of $7.20 per share. In addition, upon conversion, the note holder was to be issued warrants equal to the number of shares to be issued.

Because the conversion price of the Euro notes was below the trading market price of stock on the day the Euro notes were issued, this resulted in an embedded, beneficial conversion element. As a result, the Company recorded a debt discount of $301,000 and this sum is being accreted over the life of the debt or sooner in the event of conversion. Approximately 76% of the note holders had converted their notes into the Company’s common stock. Upon conversion, the Company expensed warrants to purchase 112,442 shares of common stock at $9.60 per share for $293,000. The warrants are fully vested and expire in June 2007. In 2002, the Company recorded non-cash interest expense of $573,000 relating to amortization of debt discount and issuance of common stock warrants related to the Euro notes. Accretion of debt discount related to these notes for the three and six-months ended June 30, 2003, was $6,000 and $22,000, respectively.

During 2002, the Company issued two convertible notes to The Laurus Master Fund (“Laurus”). In May 2002, the Company issued to Laurus a 12%, 15-month convertible note in the principal amount of $1,250,000. The note is convertible at a price of $8.40 per share. The Company secured a three-month deferral of principal and interest under the note. In connection with the issuance of the 12% convertible note in May 2002, the Company issued to Laurus warrants to purchase 20,833 shares of common stock at $10.08 per share. The warrants are fully vested and expire on May 2009.

On November 7, 2002, the Company issued Laurus a 12% convertible note in the principal amount of $300,000. The note is initially convertible at a price of $5.10 per share (subject to fluctuations) and is payable on a monthly basis over 18 months. In connection with the issuance of the 12% convertible note in November 2002, the Company issued warrants to purchase 12,500 shares of common stock at $5.10 per share.

Because the Laurus notes’ conversion prices were below the trading market prices of the Company’s stock on the dates of issue, this resulted in an embedded beneficial conversion element. The Company recorded a debt discount of $779,000 and this is being accreted over the life of the debt or sooner in the event of conversion. In 2002, the Company recorded non-cash interest expense of $421,000 relating to the accretion of debt discount and conversions related to the Laurus notes. The price at which these Laurus notes convert into our stock generally varies monthly in proportion to the price of the Company’s stock at the time of conversion, and is based generally on a trailing market price. Accretion of debt discount related to these notes for the three and six-months ended June 30, 2003, was $75,000 and $164,000, respectively.

As part of the November 7, 2002 convertible note transaction, the Company also repriced the conversion price of the May 2002 convertible note and the 20,833 warrants (which had been purchased by the same investor) to $5.10 per share. The term of the May 2002 note was extended to May 7, 2004. The repricing resulted in a non-cash charge of $130,000 in the fourth quarter ended December 31, 2002, related to debt conversion expense. For the three and six-months ended June 30, 2003, the Company incurred debt conversion expense related to these notes of $43,000 and $107,000, respectively. The Company will incur additional non-cash debt conversion expense in the future upon the conversion of both notes.

On February 14, 2003, the Company entered into a $1 million revolving line of credit with Laurus. This revolving line of credit (“the LOC”) is secured by the Company’s accounts receivables and other assets, and the Company has the ability to draw down advances under the LOC subject to limits. Under the terms of the LOC, Laurus can convert advances made to the Company into common stock at a fixed conversion price of $6.78 per share. In connection with the LOC, the Company issued warrants to purchase 12,500 shares of the Company’s Common Stock at $6.78 per share. The Company borrowed an initial $300,000 advance under the LOC. The Company recorded a non-cash debt discount of $23,000 in its quarter ended March 31, 2003. Accretion of debt discount related to these notes for the three and six-months ended June 30, 2003 was $2,000 and $3,000, respectively.

On March 28, 2003, the Company signed a securities purchase agreement under which the Company could raise up to $1.5 million through the issuance of 7% convertible debentures with a fixed conversion price of $3.90 per share. In connection with debentures issued under this Agreement, the Company would issue up to 96,153 warrants to purchase the Company’s common stock at $6.00 per share. Pursuant to this Agreement, on March 28, 2003, the Company issued to Palisades Master Fund L.P. (“Palisades”) a debenture in the amount of $500,000, together with a warrant to purchase up to 32,051 shares of the Company’s common stock. Because the conversion price of this debenture was below the market price of our stock on the date the debenture was issued, this resulted in an embedded beneficial conversion element. The Company recorded non-cash debt discount of $53,000 related to this debenture in our quarter ended March 31, 2003. Accretion of debt discount related to this debenture for the three and six-months ended June 30, 2003, was $13,000. See Note 9, Subsequent Events.

On April 4, 2003, pursuant to the securities purchase agreement dated March 28, 2003 the Company issued to Crescent International Ltd (“Crescent”) a debenture in the amount of $500,000, together with a warrant to purchase up to 32,051 shares of the Company’s common stock. Because the conversion price of this debenture was below the market price of the Company's stock on the date the debenture was issued, this resulted in an embedded beneficial conversion element. The Company recorded non-cash debt discount of $53,000 related to this debenture in our quarter ended June 30, 2003. Accretion of debt discount related to this debenture for the quarter ended June 30, 2003, was $7,000. See Note 9, Subsequent Events.

On May 12, 2003, pursuant to the securities purchase agreement dated March 28, 2003 the Company issued to Palisades, Crescent, Alpha Capital AG (“Alpha”) and Barucha LTD (“Barucha”) debentures in the amounts of $200,000, $100,000, $100,000 and $100,000, respectively, together with warrants to purchase up to 12,154, 6,410, 6,410, and 6,410 shares of the Company’s common stock, respectively. Because the conversion price of these debentures was below the market price of the Company's stock on the date the these debentures were issued, this resulted in an embedded beneficial conversion element. The Company recorded non-cash debt discount of $197,000 related to these debentures in our quarter ended June 30, 2003. Accretion of debt discount related to these debentures for the quarter ended June 30, 2003, was $88,000. See Note 9, Subsequent Events.

On May 22, 2003, the Company signed a securities purchase agreement with investors who participated in the Euro note transaction in 2002 under which the Company raised $228,497.34 through the issuance of 7% convertible notes with a fixed conversion price of $3.90 per share. In connection with notes issued under this Agreement, the Company issued warrants to purchase 14,647 shares of the Company’s common stock at $6.00 per share. Pursuant to this Agreement, on May 22, 2003, the Company issued to Amstgeld Global Custody BV a note in the amount of $126,902.12 along with a warrant to purchase up to 8,135 shares of the Company’s common stock and issued to NV Administratiekantoor opgericht door Bankierskantoor M. van Embden NV a note in the amount of $101,595.22 along with a warrant to purchase up to 6,512 shares of the Company’s common stock. Because the conversion price of these notes was below the market price of the Company's stock on the date the note was issued, this resulted in an embedded beneficial conversion element. The Company recorded non-cash debt discount of $109,000 related to these notes in our quarter ended June 30, 2003. Accretion of debt discount related to these notes for the quarter ended June 30, 2003, was $5,000.

On August 6, 2003, the Company repurchased its 7% convertible debentures dated March 27, 2003 and issued to Palisades Master Fund LP (“Palisades”), Crescent International LTD (“Crescent”), and HPC Capital Management in the principal amounts of $570,000, $600,000 and $10,000, respectively, for the sum of $667,406.18, $703,520.55, and $11,500.00, respectively.
See Note 9 – Subsequent Events.

The Company’s notes payable at June 30, 2003, are as follows (in thousands of dollars):

Short-term notes payable consist of the following at June 30, 2003:

European investors[1]	$16
Laurus Master Funds Ltd (less unamortized debt discount of 184,000)[2]	729
Laurus Master Funds Ltd (less unamortized debt discount of $20,000)[3]	253

$998

1	Notes payable to European investors bear interest at 4.0% and are convertible into the Company’s stock at a rate of $7.20 per share.
2	Notes payable to Laurus Master Funds Ltd bear interest at 12.0% and are convertible into the Company’s stock at a variable rate not to exceed $5.10 per share.
3	Notes payable to Laurus Master Funds Ltd 2 is a $1 million A/R secured revolving line of credit expiring in February, 2006 that bears interest at Prime + 1.75% and drawn-down amounts are convertible into the Company’s stock at a rate of $6.78 per share.

Long-term notes payable consist of the following at June 30, 2003:

4% Euro notes due May, 2003 (convertible into 2,179 shares of common stock)	$16	(1)
12% Laurus Master Funds notes due May, 2004 (less unamortized debt discount of $194,000) (convertible into a minimum of 189,087 share of common stock)	770
Laurus Master Funds $1 million line of credit (less unamortized debt discount of $20,000) (convertible into 40,265 shares of common stock)	253
7% debentures due March, 2005 (less unamortized debt discount of $199,000)(convertible into 319,231 shares of common stock)	1,046	(2)
7% Euro notes due May, 2005 (less unamortized debt discount of $104,000) (convertible into 58,589 shares of common stock)	124
Less: Current maturities included in current liabilities	(998)

	$1,211

At June 30, 2003, the maturities of long-term debt are as follows:

2003	$478
2004	775
2005	1,473

	$2,726	(3)

(1)	Matured.
(2)	Redeemed. See Note 9 – Subsequent Events.
(3)	$1,180,000 redeemed. See Note 9 – Subsequent Events.

Note 9 – Subsequent Events

On July 23, 2003, the Company effected a 1-for-6 reverse stock split of its outstanding shares of common stock.

On July 22, 2003, the Company borrowed an additional $200,000 under its Line of Credit with The Laurus Master Fund.

On July 30, 2003, the Company completed its $13.5 million public offering of 1,250,000 units, each unit consisting of three shares of the Company’s Common Stock and two redeemable public warrants. The Company’s common stock and units commenced trading on the American Stock Exchange on July 31, 2003. The Company’s net offering proceeds, to date, are approximately $11.4 million.

On August 6, 2003, the Company repurchased its 7% convertible debentures issued to Palisades, Crescent and HPC Capital Management in the principal amounts of $570,000, $600,000 and $10,000, respectively, for the sum of $667,406.18, $703,520.55, and $11,500.00, respectively. The remaining $330,000 of convertible debentures issued were converted into 68,579 shares of our common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This document may contain forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

Reverse Stock Split

On July 23, 2003, we effected a 1-for-6 reverse split of our common stock. All share amounts and per share amounts in this Form 10-Q are shown on a post reverse-split basis.

OVERVIEW

We are an industry leader in developing and supplying products that enable the transportation and distribution of real-time, high-quality video over Internet Protocol (IP) networks, such as the networks that comprise the Internet. Our products are currently used in two different segments of the video market. Our products are used by a variety of providers to transmit high-quality, real-time video to one or more locations throughout the United States or the world (which we refer to as “long-haul transmission”). Since our products transmit video content using IP communication networks, our customers can use existing infrastructure, thus lowering their costs and permitting them greater flexibility in the delivery of video content. Our products are also used by cable companies to supply video-on-demand services. Our customers include cable, broadcast and satellite companies, movie studios, carriers and government and educational institutions. Collectively, we refer to these customers as communication service providers, or simply as providers.

Long Haul Customers

Our long haul customers use our products to transmit high-quality, real-time video to one or a number of locations over existing IP networks. This ability to send video over IP networks significantly reduces the current need of long haul providers to rent dedicated high bandwidth connections to service the specified locations. Our products not only provide a cost advantage to our customers, but also enable them increased flexibility in terms of where and when the video is transmitted.

Customers using our products for long-haul transmission include DreamWorks LLC, a major film production studio, for domestic and international creative collaborations using high-definition video cameras. C-Span uses our products to televise real-time, interactive classrooms between Washington, D.C. and the University of Denver. PanAmSat, a major satellite communications provider, uses our Cx1000 on the Level (3) backbone to interconnect earth stations for video routing with the least delay. RTVI, a Russian television network, runs live broadcast-quality Russian language programming between Moscow and New York using our long haul product, and is expanding its network internationally. Currently, Level (3) offers full and part-time video services using our Cx1000 product to deliver broadcast video in key US and European cities. Wiltel/Vyvx has moved video operations centers into networking facilities to merge IP video, voice and data services that use our Cx1000 product for video.

Cable Company Customers

Our Chameleon vidX product line is designed for cable television companies to use existing digital set-top boxes already in consumer homes to provide video-on-demand services, a significant competitive advantage over satellite providers. The more efficient use of existing bandwidth (both into the home and within the network) allows cable companies to increase the volume of content (whether movies, television or live events) available for delivery whenever requested by the cable subscriber, or to increase the number of subscribers served with existing content volume. We believe that the desire for video-on-demand – indeed, all content-on-demand - will continue to rise as consumers become increasingly aware of its availability and benefits, and as IP networks enabled by our products provide access to significant amounts of interactive programming previously unavailable. Cable companies currently using our products include companies such as Time-Warner and Cablevision.

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

Liquidity And Capital Resources

Since our inception on January 30, 1998, we have financed our operations primarily through the sale of common equity securities to investors and strategic partners, as well as from the issuance of convertible notes. On July 31, 2003, we effected a public offering of $13.5 million of units consisting of common stock and warrants; our net proceeds from the public offering were approximately $11.4 million.

From January 30, 1998 through June 30, 2003, we incurred losses totaling $32.9 million. In light of our $13.5 million public offering effected in July 2003, we believe that our existing capital resources will enable us to fund operations for at least the next twelve months. At June 30, 2003, we had negative working capital of $859,000, and a $133,000 decrease in cash and cash equivalents compared to December 31, 2002.

In 2002, we received approximately $1,031,000 from a private placement of convertible notes with European investors (the “Euro notes”) who, at the time, were existing Company stockholders. Euro notes with aggregate principal and interest of $228,497 matured in May 2003, and new notes for this sum were issued to these investors. Euro notes with an aggregate principal amount of $15,692 remain outstanding.

During 2002, we issued two 12% convertible notes to The Laurus Master Fund (“Laurus”) with an aggregate principal amount of $1.55 million. These notes remain outstanding.

On February 14, 2003, we entered into a $1 million revolving line of credit with Laurus. At June 30, 2003, the outstanding balance on this line of credit was $273,000.

In March and May 2003, we raised $1.5 million through the issuance of 7% convertible notes with a fixed conversion price of $3.90 per share. On August 6, 2003, we spent $1.38 million of the public offering proceeds to repurchase $1.18 million of these notes, and the remaining balance of the notes converted into common stock.

In connection with all debt financings discussed above, we issued warrants to purchase a total of up to 273,408 shares of our common stock.

For the foreseeable future, we expect our use of proceeds from the public offering to include substantial additional expenditures associated with cost of sales and with research and development, in addition to increased costs associated with staffing for management, manufacturing, sales and marketing and administration functions. Additional capital could be required to implement our business strategies and fund our plan for future growth and business development.

At June 30, 2003, we had no material commitments other than our operating leases. Our future capital requirements will depend upon many factors, including the timing of research and product development efforts, the possible need to acquire new technology, the expansion of our sales and marketing efforts, and our expansion internationally. We expect to continue to expend significant amounts in all areas of our operations.

Cash used in operations was $2.0 million and $2.5 million for the six months ended June 30, 2003 and 2002, respectively. The decrease in cash used in operations for the six months ended June 30, 2003, was due primarily to a lower net loss and an increase in trade payables partially offset by increases in trade receivables and other assets.

Cash used in investing activities for the six months ended June 30, 2003, was $6,000, compared to cash provided of $488,000 as of June 30, 2002. Cash provided for the six months ended June 30, 2002, was primarily the result of our sale of marketable portfolio securities in early 2002.

Cash provided by financing activities for the six months ended June 30, 2003, was $1,898,000, compared to cash provided of $2,421,000 at June 30, 2002. In both periods, we raised cash by issuing convertible notes.

Results Of Operations

Three and Six Months Ended June 30, 2003 vs. Three and Six Months Ended June 30, 2002

For the quarter ended June 30, 2003, net revenue increased $173,000 or nearly 32% to $714,000, compared to $541,000 during the three-month period ended June 30, 2002. Product revenues in the second quarter ended June 30, 2003, totaled $228,000, including $38,000 from the sale of third party equipment that was resold at cost to fulfill a customer order. Product revenues in the year-earlier quarter were $536,000. License revenues of $235,000 in the second quarter ended June 30, 2003, were derived from software upgrades for our video gateway products sold to cable customers; we had no license revenues in the year-earlier period. In the quarter ended June 30, 2003, revenue of $244,000 was generated from contract services, versus only $5,000 in the year-earlier quarter. Sales of our products declined 65% from the prior-year quarter as we focused heavily on reorganizing our sales and marketing organization and building channel partners. In the six months ended June 30, 2003, revenue totaled $1,375,000, compared to revenue of $696,000 in the same period ended June 30, 2002, representing a nearly 98% increase year-on-year. The increase was primarily due to $542,000 of contract services and license revenue for the six months ended June 30, 2003, versus only $11,000 for the six months ended June 30, 2002.

Cost of revenues declined by $51,000 or nearly 19% to $216,000 in the quarter ended June 30, 2003, from $267,000 in the quarter ended June 30, 2002, primarily due to lower costs resulting from outsourcing the manufacturing of our products. Cost of revenues for products consists primarily of raw material costs, warranty costs and labor associated with manufacturing our products. Our product cost of revenues in the second quarter ended June 30, 2003, includes the cost of third party equipment resold at cost to fulfill a customer order. Cost of revenues for contract services consists primarily of engineering payroll costs. For the six months ended June 30, 2003, cost of revenues totaled $572,000, compared to $369,000 for the six months ended June 30, 2002.

Gross profit increased nearly 82% to $498,000 from $274,000 for the quarters ended June 30, 2003 and 2002, respectively. Gross profit in the second quarter ended June 30, 2003, from product sales, including the sale of third party equipment to one customer, was $74,000, or 32%. Gross profit from contract services was $182,000 in the second quarter ended June 30, 2003. Approximately 47% of our total gross profit for the second quarter ended June 30, 2003, resulted from the license of software upgrades to our video gateway products. There was virtually no gross profit in 2002 from contract services and licenses. For the six months ended June 30, 2003, gross profit increased nearly 146% to $803,000, from $327,000 for the six months ended June 30, 2002, for the same reasons.

Engineering research and development expenses for the quarter ended June 30, 2003 decreased 8% to $336,000 from $366,000 in the quarter ended June 30, 2002. The decrease is due primarily to reduced cost of R&D personnel, and reduced expenditures to acquire development services and tools for our new products. For the six months ended June 30, 2003, engineering research and development expenses decreased nearly 23% to 698,000, compared to $903,000 for the six months ended June 30, 2002.

Selling, marketing, and general and administrative expenses for the quarter ended June 30, 2003 increased 14% to $798,000 from $698,000 for the quarter ended June 30, 2002. The increase is primarily due to significantly increased sales and marketing expenses for sales and marketing headcount, trade shows and travel, channel partner programs and other marketing initiatives. For the six month period ended June 30, 2003, selling, marketing and general and administrative expenses totaled $1,729,000, compared to $1,597,000 for the six month period ended June 30, 2002, with the increase primarily due to the same reasons.

Stock-based compensation expense is a non-cash expense item that is recognized as a result of stock options having exercise prices below estimated fair value. Stock-based compensation expense is calculated as the difference between exercise prices and estimated fair market value on the date of grant. We record compensation expense related to the outstanding options to consultants and some employees for the amount of options that vest in that period. Stock-based compensation has been diminishing steadily since we changed our stock option program and policies in 2001.

Interest expense for the quarter ended June 30, 2003, was $251,000 versus $557,000 of expense in the quarter ended June 30, 2002. Interest expense for the six months ended June 30, 2003, was $395,000 versus $557,000 for the six months ended June 30, 2002. The higher 2002 interest expense is due predominantly to deferred interest and debt discount related to our convertible note borrowings in 2002.

We neither held nor sold portfolio securities in the quarter ended June 30, 2003. In the quarter ended June 30, 2002, we recorded a loss on sale of securities totaling $590,000, reflecting our sale of securities that we held in various companies, especially Leitch Technology Corporation.

We expect our results of operations to improve in the second half of 2003. The proceeds of our public offering will enable us to finance sales and marketing programs and operations initiatives, while also increasing our investment in research and development. Customers are expected to be more willing to buy from us because they will perceive us to be a more financially stable supplier. In addition, managing tight cash positions and fundraising efforts is a significant drain on management’s focus, which can now be returned to our operating business.

Discontinued Operations

We decided to dispose of our Silicon Systems business unit (“Sistolic”) after a large semiconductor company, with whom we entered into a non-exclusive licensing agreement and an engineering services agreement related to Sistolic’s technology, informed us that they were terminating their agreements in March 2002. Due to this material and adverse turn of events, we decided that we could no longer sustain the negative cash flow from Sistolic. On April 3, 2002, we disposed of the assets of this business unit back to Metar ADC SRL and its President (“Executive”) in exchange for the elimination of our remaining obligations to Metar ADC SRL and its affiliates, including the payable of $686,000, the return of all stock options granted to the Executive and the Romanian employees, and a confirmation that performance criteria specified in the Executive’s employment agreement with us related to a potential $4 million bonus were never met by him. We also received a limited use license to the business unit’s intellectual property. In addition, the Romanian facility lease was transferred to Metar ADC SRL and the Romanian employment contracts were terminated. Metar ADC SRL was permitted to hire any and all Romanian employees. Metar ADC SRL also received 5,833 shares of our common stock. The Executive resigned on March 27, 2002, as an officer of the Company in anticipation of this transaction.

Sistolic’s results of operations for the quarter ended June 30, 2002 have been included in discontinued operations. We recorded a loss of $66,000 from discontinued operations for the quarter ended June 30, 2002 and a loss of $317,000 from discontinued operations for the six months ended June 30, 2002.

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

Risks Related to Our Business

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

WE RECENTLY LAUNCHED OUR INITIAL COMMERCIAL PRODUCTS AND SERVICES AND THEY MAY NOT GAIN CUSTOMER ACCEPTANCE.

In 2002, we launched our two primary commercial products into the video transport market and announced the deployment of our Chameleon vidX video gateway product line in our first quarter of 2003. These products are in the early stages of commercial deployment or are still in development. We may not be able to gain customer acceptance of any of our products due to our lack of an established track record, our financial condition, competition, price or a variety of other factors. If our products and services are not accepted by potential customers, or if these customers do not purchase our products and services at the levels we anticipate, our operating results may be materially adversely affected.

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

OUR CRITICAL RELATIONSHIP WITH SCIENTIFIC-ATLANTA AS BOTH A CUSTOMER AND AS A COMPETITOR MAY JEOPARDIZE OUR SUCCESS.

In 2002, approximately 66% of our revenues were from sales to Scientific-Atlanta and its subsidiary, BarcoNet N.V. Our revenues from Scientific-Atlanta, as a percentage of our total revenues, have declined for the six months ended June 30, 2003, and we anticipate that our 2003 revenues from Scientific-Atlanta will, as a percentage of our total revenues, be lower than in previous periods. Should our level of business with Scientific-Atlanta change, our results could be negatively impacted.

Our technology uses non-proprietary industry standard interfaces and designs for video transport (known as IP/gigabit Ethernet). We are aware that Scientific-Atlanta has developed a product line that operates with an alternative to the open industry standard of IP/gigabit Ethernet.

We believe transporting video directly over a proprietary standard eliminates the flexibility offered through open standards such as IP/gigabit Ethernet. Nonetheless, Scientific-Atlanta’s development, marketing and sale of its proprietary standard-based products may compete directly with our development, marketing and sales efforts. Since Scientific-Atlanta has greater financial and other resources than we do, Scientific-Atlanta may be able to develop its products more rapidly and market its products more extensively than we can. Because of Scientific-Atlanta’s name recognition, industry-reputation and other reasons, Scientific-Atlanta’s products could become the standard for delivery of real-time, broadcast-quality video, in which case the sale of our products could materially suffer. Scientific-Atlanta’s products may be superior to ours in terms of price or performance, or inferior to ours but backed by superior marketing and support capabilities. As a result, we may not be able to compete successfully with Scientific-Atlanta, and our ability to gain market share for our products could be adversely affected.

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

WE HAVE INCURRED LOSSES SINCE INCEPTION AND WILL LIKELY NOT BE PROFITABLE FOR THE NEXT SEVERAL QUARTERS.

We have incurred operating losses since our inception in January 1998, and we expect to incur losses and negative cash flow for at least the next several quarters. As of June 30, 2003, our accumulated deficit was approximately $32.8 million. We expect to continue to incur significant operating, sales, marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.

OUR QUARTERLY FINANCIAL RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY.

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because our sales prospects are uncertain and our sales are made on a purchase order basis. In addition, we have not proven our ability to execute our business strategy with respect to establishing and expanding sales and distribution channels. Fluctuations may result from:

•	decreased spending on new products such as ours by communication service providers or their suppliers;

•	the timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;

•	our ability to establish a productive sales force or partner with communication service providers or their suppliers;

•	demand and pricing of the products we offer;

•	consumer acceptance of the services our products enable; and

•	interruption in the manufacturing or distribution of our products and general economic and market conditions, including war, and other conditions specific to the telecommunications industry.

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

Internal Sales Force. We have limited experience in marketing and selling our products. We intend to expand our direct and indirect sales force and independent channel partners domestically and internationally for the promotion of each of our Cx1000, Cx1410 and Chameleon vidX product lines and other future products to suppliers to and communication service providers of all kinds. Competition for quality sales and marketing personnel and channel partners is intense. In addition, new employees, particularly new sales and marketing employees, will require training and education concerning our products and will also increase our operating expenses. There can be no assurance that we will be successful in attracting or retaining qualified sales and marketing personnel and partners. As a result, there can be no assurance that the sales force we are able to build will be of a sufficient size or quality to effectively market our products.

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

Our products are based on new technology and, as a result, it is extremely difficult to predict the timing and rate of market adoption of our products, as well the rate of market adoption of applications enhanced by our products such as video-on-demand. Accordingly, we have limited visibility into when we might realize substantial revenue from product sales. We are providing new and highly technical products and services to enable new applications. Thus, the duration of our sales efforts with prospective customers in all market segments is likely to be lengthy as we seek to educate them on the uses and benefits of our products. This sales cycle could be lengthened even further by potential delays related to product implementation as well as delays over which we have little or no control, including:

•	the length or total dollar amount of our prospective customers’ planned purchasing programs in regard to our products;

•	changes in prospective customers’ capital equipment budgets or purchasing priorities;

•	prospective customers’ internal acceptance reviews; and

•	the complexity of prospective customers’ technical needs.

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

These spending patterns are dependent on a variety of factors, including:

•	access to financing;

•	annual budget cycles;

•	the status of federal, local and foreign government regulation of telecommunications and television broadcasting;

•	overall demand for communication services and the acceptance of new video, voice and data services;

•	evolving industry standards and network architectures;

•	competitive pressures;

•	discretionary customer spending patterns;

•	general economic conditions.

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

WE NEED TO DEVELOP AND INTRODUCE NEW AND ENHANCED PRODUCTS IN A TIMELY MANNER TO REMAIN COMPETITIVE.

Broadband communications markets are characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability. However, we may not be able to successfully develop or introduce these products if our products:

•	are not cost effective,

•	are not brought to market in a timely manner,

•	are not in accordance with evolving industry standards and architectures, or

•	fail to achieve market acceptance.

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

CHANGES IN THE MIX OF OUR PRODUCT SALES, PRODUCT DISTRIBUTION MODEL OR CUSTOMER BASE COULD NEGATIVELY IMPACT OUR SALES AND MARGINS.

We may encounter a shift the mix of the various products that we sell – products that have varying selling prices based in part on the type of product sold, applicable sales discounts, licensed product feature sets, whether we sell our products as an OEM, and whether the sale is a direct sale or an indirect channel sale through our VARs and resellers. Any change in any of these variables could result in a material adverse impact on our gross sales, gross margins and operating results.

WE MAY BE UNABLE TO OBTAIN FULL PATENT PROTECTION FOR OUR CORE TECHNOLOGY AND THERE IS A RISK OF INFRINGEMENT.

On January 16, 2001, May 8, 2001, and May 31, 2001, we submitted additional patent applications on topics surrounding our core technologies to supplement our existing patent portfolio. There can be no assurance that these or other patents will be issued to us, or, if additional patents are issued, that they or our three existing patents will be broad enough to prevent significant competition or that third parties will not infringe upon or design around such patents to develop competing products. In addition, we have filed patent applications in several foreign countries. There is no assurance that these or any future patent applications will be granted, or if granted, that they will not be challenged, invalidated or circumvented.

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

We also recently signed an agreement with a leading parts vendor to provide turnkey outsourced manufacturing services. To reduce manufacturing lead times and to ensure adequate component supply, we may instruct our vendor to procure inventory based on criteria and forecasts as defined by us. If we fail to anticipate customer demand properly, an oversupply of parts, obsolete components or finished goods could result, thereby adversely affecting our gross margins and results of operations.

We may also be subject to disruptions in our manufacturing and product-testing operations that could have a material adverse affect on our operating results.

UNANTICIPATED DELAYS OR PROBLEMS ASSOCIATED WITH OUR PRODUCTS AND IMPROVEMENTS MAY CAUSE CUSTOMER DISSATISFACTION OR DEPRIVE US OF ANY “FIRST TO MARKET” ADVANTAGE WE MIGHT OBTAIN.

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

PRODUCT QUALITY PROBLEMS MAY NEGATIVELY AFFECT OUR REVENUES AND RESULTS FROM OPERATIONS.

We produce highly complex products that incorporate leading edge technology including hardware, software and embedded firmware. Our software and other technology may contain “bugs” that can prevent our products from performing as intended. There can be no assurance that our pre-shipment testing programs will be adequate to detect all defects either in individual products or which could affect numerous shipments that, in turn, could create customer dissatisfaction, reduce sales opportunities, or affect gross margins if the cost of remedying the problems exceed our reserves established for this purpose. Our inability to cure a product defect may result in the failure of a product line, serious damage to our reputation, and increased engineering and product re-engineering costs that individually or collectively would have a material adverse impact on our revenues and operating results.

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

WE MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL IN THE FUTURE WHEN NEEDED, WHICH COULD PREVENT US FROM GROWING.

We may in the future need to raise additional capital to fund our operations and planned growth. We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could seriously harm our business. In addition, additional equity financing may dilute our stockholders’ interest, and debt financing, if available, may involve restrictive covenants and could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on debt.

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

Risks Related to Investment in Our Securities

THE MARKET PRICE OF OUR COMMON STOCK COULD BE VOLATILE AND YOUR INVESTMENT COULD SUFFER A DECLINE IN VALUE.

The market prices for our common stock and units are likely to be volatile and could be susceptible to wide price fluctuations due to a number of internal and external factors, many of which are beyond our control, including:

•	quarterly variations in operating results and overall financial condition;

•	economic and political developments affecting technology spending generally and adoption of new technologies and products such as ours;

•	customer demand or acceptance of our products and solutions;

•	short-selling programs;

•	changes in IT spending patterns and the rate of consumer acceptance of video-on-demand;

•	product sales progress, both positive and negative;

•	the stock market’s perception of the telecommunications equipment industry as a whole;

•	technological innovations by others;

•	cost or availability of components, sub-assemblies and modules used in our products;

•	the introduction of new products or changes in product pricing policies by us or our competitors;

•	proprietary rights disputes or litigation;

•	initiation of or changes in earnings estimates by analysts;

•	additions or departures of key personnel; and

•	sales of substantial numbers of shares of our common stock or securities convertible into or exercisable for our common stock.

These and other factors may make it difficult for our stockholders to sell their shares into the open market if and when eligible to do so. In addition, stock prices for many technology companies, especially early-stage companies such as us, fluctuate widely for reasons that may be unrelated to operating results. These fluctuations, as well as general economic, market and political conditions such as interest rate increases, recessions or military or political conflicts, may materially and adversely affect the market price of our common stock, thereby causing you to lose some or all of your investment.

OUR EXECUTIVE OFFICERS, DIRECTORS AND 5% STOCKHOLDERS WILL BE ABLE TO EXERCISE SUBSTANTIAL CONTROL OVER ALL MATTERS REQUIRING SHAREHOLDER APPROVAL.

As of July 30, 2003, a small number of our executive officers, directors and 5% stockholders, beneficially own, in the aggregate, approximately 17% of our outstanding common stock. As a result, these stockholders (or subgroups of them) retain substantial control over matters requiring approval by our stockholders, such as the election of directors and approval of significant corporate transactions.

WE OFFER STOCK OPTIONS TO OUR EMPLOYEES, NON-EMPLOYEE DIRECTORS, CONSULTANTS AND ADVISORS, WHICH COULD RESULT IN ONGOING DILUTION TO ALL STOCKHOLDERS, INCLUDING INVESTORS IN THIS OFFERING.

We maintain two equity compensation plans: (i) the 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”), pursuant to which we may issue options and common stock to employees, officers, directors, consultants and advisors, and (ii) the 2001 Employee Stock Purchase Plan (the “Purchase Plan”), approved by our stockholders in February 2002, pursuant to which our employees are provided the opportunity to purchase our stock through payroll deductions. As of June 30, 2003, there were options outstanding to purchase 600,377 shares of common stock under our 2000 Plan; 109,623 shares of common stock remain available for issuance under the 2000 Plan. A maximum of 41,667 shares of common stock have been authorized for issuance under the Purchase Plan.

In addition, as of June 30, 2003, there were 89,952 shares of common stock subject to outstanding options granted other than under the 2000 Plan or Purchase Plan. These non-plan options were granted to various employees, directors, consultants and advisors.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We would be exposed to changes in interest rates primarily from any marketable securities and investments in certain available-for-sale securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At June 30, 2003, we did not have any marketable securities or investments in available-for-sale securities, nor did we have any sales denominated in a currency other than the United States dollar. We will invest most of the proceeds from our public offering in short term government obligations which would not be materially affected by changes in interest rates; however, when we roll over these securities as they mature, our interest income in the future would be affected if interest rates had risen or fallen since our initial investments. Also, our $1 million revolving line of credit from Laurus has a floating interest rate, so if we borrowed the full $1 million, a 1% changes in interest rates would have an annual effect of $10,000.

ITEM 4.  CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the rules under the Securities Exchange Act of 1934) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not a defendant in any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 28, 2003, we signed a securities purchase agreement for the issuance of 7% convertible notes with a fixed conversion price of $3.90 per share. We agreed to issue in connection with notes issued under this Agreement warrants to purchase our common stock at $6.00 per share. Pursuant to this Agreement, on April 4, 2003, we issued in favor of Crescent International Ltd. (and in exchange for $500,000 cash) a convertible note in the amount of $500,000, together with warrants to purchase up to 32,051 shares of our common stock. The issuance of the Securities was exempt from the Securities Act registration requirement, by virtue of Section 4(2) of the Securities Act.

On May 12, 2003, pursuant to the securities purchase agreement dated March 28, 2003, the Company issued to Palisades, Crescent, Alpha Capital AG (“Alpha”) and Barucha Ltd (“Barucha”) debentures in the amounts of $200,000, $100,000, $100,000 and $100,000, respectively, together with warrants to purchase up to 12,154, 6,410, 6,410, and 6,410 shares of the Company’s common stock, respectively. The issuance of the Securities was exempt from the Securities Act registration requirement, by virtue of Section (2) of the Securities Act.

On May 22, 2003, the Company signed a securities purchase agreement under which it raised $228,497.34 through the issuance of 7% convertible notes with a fixed conversion price of $3.90 per share. In connection with notes issued under this Agreement, the Company issued warrants to purchase 14,647 shares of the Company’s common stock at $6.00 per share. Pursuant to this Agreement, on May 22, 2003, the Company issued to Amstgeld Global Custody BV a note in the amount of $126,902.12 along with a warrant to purchase up to 8,135 shares of the Company’s common stock and issued to NV Administraitiekantoor opgericht door Bankierskantoor M. van Embden NV a note in the amount of $101,595.22 along with a warrant to purchase up to 6,512 shares of the Company’s common stock. The issuance of the Securities was exempt from the Securities Act registration requirement, by virtue of Section (2) of the Securities Act.

On July 30, 2003, the SEC declared effective the registration statement (SEC File no. 333-105638) for our initial public offering units through underwriters led by Paulson Investment Company, Inc. The units, each consisting of three shares of our common stock and two warrant, each to purchase one share of our commons stock, began trading on the American Stock Exchange on July 31, 2003, and on August 5, 2003, we closed the sale of 1,250,000 units (including 3,750,000 shares of common stock and 2,500,000 common stock warrants) to the underwriters for an aggregate offering price to the public of $13,500,000. The underwriters’ over-allotment option remains outstanding.

In total, we registered the initial issuance of up to 1,562,500 units, 7,812,500 shares of common stock and 3,125,000 common stock warrants. The aggregate offering amount of the units is $17,145,000, not including the $16,875,000 aggregate exercise of the warrants included within the units. Accordingly, the aggregate offering amount of all the common stock included within the units (also including the common stock underlying the warrants) is $34,020,000. Expenses against the $13,500,000 sold to date include $1,012,500 of underwriting discounts, a managing underwriter's nonaccountable expense allowance of $303,750, other expenses paid for underwriters of $45,500 and other expenses of $750,000. None of these payments went directly or indirectly to our directors, officers, general partners, affiliates, 10% owners, or any of their associates. Accordingly, our net offering proceeds to date are $11,388,250.

To date we have used such net proceeds to pay accrued accounts payable ($606,000) and to repurchase $1,180,000 principal amount of our 7% convertible debentures. None of these payments went directly or indirectly to our directors, officers, general partners, affiliates, 10% owners, or any of their associates. Pending use for working capital, research and development efforts and marketing and sales programs, we intend to invest the remaining $9,602,250 of net proceeds in short-term government obligations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We began, in the second quarter of 2003, the solicitation from our stockholders of written consents for amendments to our Certificate of Incorporation to reverse split our common stock. This solicitation was successfully concluded in the third quarter of 2003, and we amended our Certificate of Incorporation to effect a 1-for-6 reverse split of our common stock effective July 23, 2003. In our Form 10-Q report for the third quarter of 2003, we will provide full details regarding this stockholder action by written consent.

ITEM 5. OTHER INFORMATION

No applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits. The following exhibits are included as part of this report. References to “Path 1” or “us” in this Exhibit List mean Path 1 Network Technologies Inc., a Delaware corporation.

Exhibit
Number     Description

10.67	Additional Funding Agreement, dated May 12, 2003, with Palisades Master Fund, L.P., Crescent International Ltd., Alpha Capital AG and Barucha, Ltd. (1)
10.68	Form of 7% Convertible Debenture Due 2005. (1)
10.69	Form of Stock Purchase Warrant to Purchase Shares of Common Stock. (1)
10.72	Securities Purchase Agreement, dated May 21, 2003, among Path 1, Amstgeld Global Custody BV, and NV Administratiekantoor opgericht door Bankierskantoor M. van Embden NV. (1)
10.73	Registration Rights Agreement, dated May 21, 2003, among Path 1, Amstgeld Global Custody BV, and NV Administratiekantoor opgericht door Bankierskantoor M. van Embden NV. (1)
10.74	Form of 7% Convertible Debenture Due May 21, 2005. (1)
10.75	Form of Stock Purchase Warrant. (1)
10.76+	OEM Agreement, dated May 6, 2003, between us and Scientific-Atlanta, Inc. (2)
10.77+	OEM Agreement, dated May 8, 2003 between us and Aurora Networks, Inc. (3)
10.78+	Agreement, dated May 27, 2003 between us and Aurora Networks, Inc. (3)
10.79	Securities Repurchase Agreement
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

+	Certain portions of this Exhibit were omitted pursuant to an application for confidential treatment.
(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Registration Statement on Form SB-2, filed with the Commission on May 22, 2003.

(2)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Registration Statement on Form SB-2, filed with the Commission on May 29, 2003.

(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Amendment No. 1 to Registration Statement on Form SB-2, filed with the Commission on June 13, 2003

B.  Reports on Form 8-K. A Form 8-K was filed by Path 1 on May 23, 2003 which attached a press release setting forth certain unaudited financial information with respect to our quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Path 1 Network Technologies Inc.

By: /s/ FREDERICK A. CARY
Frederick A. Cary
President and Chief Executive Officer

By: /s/ JOHN R. ZAVOLI
John R. Zavoli
Chief Financial Officer, General Counsel and Corporate Secretary

Date: August 14, 2003

Exhibits.  The following exhibits are included as part of this report. References to “us” or “Path 1” in this Exhibit List mean Path 1 Network Technologies inc., a Delaware corporation.

Exhibit Number	Description

10.67	Additional Funding Agreement, dated May 12, 2003, with Palisades Master Fund, L.P., Crescent International Ltd., Alpha Capital AG and Barucha, Ltd. (1)
10.68	Form of 7% Convertible Debenture Due 2005. (1)
10.69	Form of Stock Purchase Warrant to Purchase Shares of Common Stock. (1)
10.72	Securities Purchase Agreement, dated May 21, 2003, among Path 1, Amstgeld Global Custody BV, and NV Administratiekantoor opgericht door Bankierskantoor M. van Embden NV. (1)
10.73	Registration Rights Agreement, dated May 21, 2003, among Path 1, Amstgeld Global Custody BV, and NV Administratiekantoor opgericht door Bankierskantoor M. van Embden NV. (1)
10.74	Form of 7% Convertible Debenture Due May 21, 2005. (1)
10.75	Form of Stock Purchase Warrant. (1)
10.76+	OEM Agreement, dated May 6, 2003, between us and Scientific-Atlanta, Inc. (2)
10.77+	OEM Agreement, dated May 8, 2003 between us and Aurora Networks, Inc. (3)
10.78+	Agreement, dated May 27, 2003 between us and Aurora Networks, Inc. (3)
10.79	Securities Repurchase Agreement
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

+	Certain portions of this Exhibit were omitted pursuant to an application for confidential treatment.
(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Registration Statement on Form SB-2, filed with the Commission on May 22, 2003.

(2)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Registration Statement on Form SB-2, filed with the Commission on May 29, 2003.

(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Amendment No. 1 to Registration Statement on Form SB-2, filed with the Commission on June 13, 2003