Form 10-Q
period 2003-09-30
PATH 1 NETWORK TECHNOLOGIES INC
filed 2003-11-13
CIK 1059404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to            .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of October 31, 2003, 6,223,524, shares of the registrant’s common stock were outstanding.

PATH 1 NETWORK TECHNOLOGIES INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2003

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Path 1 Network Technologies Inc.

Condensed Consolidated Balance Sheets

(in $ thousands)

	September 30, 2003	December 31, 2002
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$10,189	$396
Accounts receivable, net	844	438
Inventory	376	393
Other current assets	93	15

Total current assets	11,502	1,242

Property and equipment, net	245	220
Debt issuance costs, net	86	107
Other assets	48	64

Total assets	$11,881	$1,633

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued liabilities	$937	$930
Accrued compensation and benefits	192	157
Current portion of notes payable	853	863
Current portion of leases payable	13	—
Deferred revenue	—	61

Total current liabilities	1,995	2,011

Notes payable	139	161
Long-term lease payable	13	—

Total liabilities	2,147	2,172

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 6,198,524 and 1,583,557 shares issued and outstanding at September 30, 2003, and December 31, 2002, respectively; 27,777 shares held in treasury at September 30, 2003	6	2
Common stock to be issued	—	12
Additional paid-in capital	45,254	30,134
Deferred compensation	—	(50)
Accumulated deficit	(35,526)	(30,637)

Total stockholders’ equity (deficit)	9,734	(539)

Total liabilities and stockholders’ equity	$11,881	$1,633

See accompanying notes to these condensed consolidated financial statements.

Path 1 Network Technologies Inc.

Condensed Consolidated Statements of Operations

(in $ thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues
Product sales	$587	$537	$1,413	$1,222
Contract services	200	105	507	116
License revenue	—	190	235	190
Other revenue	—	—	7	—

Total revenues	787	832	2,162	1,528

Cost of revenues
Cost of product sales	379	500	871	867
Cost of contract services	120	31	200	33

Total cost of revenues	499	531	1,071	900

Gross profit	288	301	1,091	628

Operating expenses, before depreciation and amortization
Engineering research and development	405	479	1,103	1,389
Sales and marketing	480	161	1,091	486
General and administrative	1,348	532	2,466	1,804
Stock-based compensation	—	43	50	216

Total operating expenses, before depreciation and amortization	2,233	1,215	4,710	3,895

Depreciation and amortization expense
Depreciation expense	39	57	122	142
Amortization expense	226	—	297	73

Total depreciation and amortization	265	57	419	215

Total operating expenses	2,498	1,272	5,129	4,110

Operating loss	(2,210)	(971)	(4,038)	(3,482)
Other expenses
Interest expense, net	(194)	(326)	(589)	(883)
Loss on sale of securities	—	—	—	(590)
Other expense	(262)	—	(262)	—

Total other expenses	(456)	(326)	(851)	(1,473)

Loss from continuing operations	(2,666)	(1,297)	(4,889)	(4,955)
Discontinued operations	—	—	—	(317)

Net loss	$(2,666)	$(1,297)	$(4,889)	$(5,272)

Net loss per common share from continuing operations	$(0.59)	$(0.91)	$(1.89)	$(3.46)

Net loss per common share from discontinued operations	$—	$—	$—	$(0.22)

Loss per common share - basic and diluted	$(0.59)	$(0.91)	$(1.89)	$(3.68)

Weighted average common shares outstanding - basic and diluted	4,528	1,432	2,593	1,432

See accompanying notes to these condensed consolidated financial statements.

Path 1 Network Technologies Inc.

Condensed Consolidated Statements of Cash Flows

(in $ thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(4,889)	$(4,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	419	215
Amortization of deferred compensation	72	212
Interest expense paid in stock	53	—
Accretion of debt discount & debt conversion expense	1,067	849
Notes issued for salary reduction	—	33
Loss on extinguishment of debt	85	—
Loss on investment	—	596
Changes in assets and liabilities
Restricted cash	—	(61)
Accounts receivable	(406)	(407)
Inventory	17	—
Other current assets	(78)	130
Other assets	(250)	(273)
Accounts payable and accrued liabilities	6	437
Accrued compensation and benefits	35	(253)
Deferred revenue	(60)	67

Cash used in operations	(3,929)	(3,410)

Cash flows from investing activities:
Sale of marketable securities	—	578
Purchase of property and equipment	(121)	(139)

Cash provided by (used in) investing activities	(121)	439

Cash flows from financing activities:
Issuance of common stock	13,055	995
Repurchase of treasury shares	(93)	—
Issuance of convertible notes	1,620	1,308
Repayments of convertible notes	(1,212)	—
Net borrowings under line of credit	473	—
Cash from extinguishment of shareholder notes	—	86

Cash provided by financing activities	13,843	2,389

Cash flows from continuing operations	9,793	(582)
Cash flows from discontinued operations	—	(240)

Increase (decrease) in cash and cash equivalents	9,793	(822)
Cash and cash equivalents, beginning of period	396	1,181

Cash and cash equivalents, end of period	$10,189	$359

Supplemental cash flow disclosures:
Issuance of common stock in Felber settlement	$—	$545

Capitalized debt issuance costs in connection with beneficial conversion charges and warrants	$439	$1,250

Conversion of notes to common stock	$1,122	$—

Purchase of equipment for note payable	$26	$—

Retirement of 4% convertible notes by issuance of 7% convertible notes	$228	$—

See accompanying notes to these condensed consolidated financial statements.

Path 1 Network Technologies Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 – Basis Of Presentation

The accompanying condensed consolidated balance sheet at September 30, 2003, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2003 and 2002, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002, have been prepared by Path 1 Network Technologies Inc. (the “Company”) and have not been audited. The condensed consolidated balance sheet at December 31, 2002 has been audited. These condensed consolidated quarterly financial statements, in the opinion of management, include all adjustments, consisting only of normal and recurring adjustments, necessary to state fairly the financial information set forth therein, in accordance with accounting principles generally accepted in the United States. These condensed quarterly condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2002 included in the Company’s Form 10-K filed March 31, 2003. The interim consolidated financial information contained in this filing is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2003.

Reclassifications

Certain reclassifications have been made to prior periods financial statements to conform to current year presentation.

Recently Issued Accounting Standards

In April 2002, the FASB issued SFAS No. 145 (“SFAS No. 145”) Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 requires, among other things, (i) that the modification of a lease that results in a change of the classification of the lease from capital to operating under the provisions of SFAS No. 13 be accounted for as a sale-leaseback transaction, and (ii) the reporting of gains or losses from the early extinguishment of debt as extraordinary items only if they met the criteria of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations. The amendment of SFAS No. 13 is effective for transactions occurring on or after May 15, 2002. Although the rescission of SFAS No. 4 is effective January 1, 2003, the FASB has encouraged early application of the provisions of SFAS No. 145. On August 6, 2003, the Company repurchased $1,180,000 principal amount, plus accrued unpaid interest totaling $25,427, of its 7% convertible notes payable for an aggregate amount of $1,382,427. The Company recognized a $262,000 ordinary loss on the early extinguishment of these notes. See Note 9.

In July 2002, the FASB issued Statement of Financial Accounting Standard No. 146 (“SFAS No. 146”), Accounting for Costs Associated with Exit or Disposal Activities (effective January 1, 2003). SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Management has assessed the impact of this interpretation and believes it has no material effect on the Company’s financial position, results of operations, or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. This interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations that the guarantor has undertaken in issuing that guarantee. Management has assessed the impact of this interpretation and have adopted its provisions. See Note 5.

Path 1 Network Technologies Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements—(Continued)

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of EITF Issue No. 00-21 will have no material impact on its financial position, results of operations, or cash flows.

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

The following table summarizes the impact on the Company’s net loss had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under SFAS No. 123 (in thousands, except per share data):

	Three Months Ended September 30,
	2003	2002
Net loss, as reported	$(2,666)	$(1,297)
Add: Incremental stock compensation expense determined under the fair value method for all awards	(18)	(83)

Pro forma net loss	$(2,684)	$(1,380)

Basic and diluted loss per share:
As reported	$(0.59)	$(0.91)

Pro forma	$(0.59)	$(0.96)

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

On July 23, 2003, the Company effected a one-for-six reverse stock split in anticipation of its public offering and listing on the American Stock Exchange. All per share figures herein reflect such reverse stock split.

Path 1 Network Technologies Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements—(Continued)

Note 2 – Public Offering

On July 30, 2003, the Company raised $13.5 million in a public offering of 1,250,000 units consisting of three shares of the Company’s common stock and two publicly traded redeemable warrants. The Company’s common stock, units and public warrants commenced trading on the American Stock Exchange on July 31, 2003. On August 29, 2003, the Company raised approximately $2.0 million from the issuance of an additional 187,500 units consisting of three shares of the Company’s common stock and two publicly traded redeemable warrants. In total, the Company raised approximately $15.5 million and issued 1,437,500 units representing 4,312,500 common shares and 2,875,000 warrants to purchase common stock of the Company. On August 30, 2003, in accordance with the units’ terms, the units separated and the 4,312,500 common shares and 2,875,000 warrants became outstanding as such rather than as components of units.

Net proceeds, after expenses, from the public offering was approximately $13.1 million. Expenses included $1,164,375 of underwriting discounts, a managing underwriter’s non-accountable expense allowance of $349,313, other expenses paid for underwriters of $45,500, and approximately $911,000 of legal, accounting, printing and other expenses. None of these payments went directly or indirectly to our directors, officers, general partners, affiliates, 10% owners, or any of their associates.

Note 3 – Management Estimates And Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Note 4 – Inventory

The Company records inventory, which consists primarily of raw materials used in the production of video gateways and related products, at the lower of cost or market. Cost is determined principally on the average cost method. Provisions for potentially obsolete or slow-moving inventory are made based on an analysis of inventory levels and future sales forecasts. In the quarter ended September 30, 2003, the Company determined that a provision for potentially obsolete or slow-moving inventory was required and a $142,000 expense was recorded.

Note 5 – Revenue Recognition

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

Contract Service Revenue

Revenue from support or maintenance contracts, including extended warranty programs, is recognized ratably over the contractual period. Amounts invoiced to customers in excess of revenue recognized on support or maintenance contracts are recorded as deferred revenue until the revenue recognition criteria are met. Revenue on engineering design contracts, including technology development agreements, is recognized on a percentage- of-completion method, based on costs incurred to date compared to total estimated costs, subject to acceptance criteria. Billings on uncompleted contracts in excess of incurred costs and accrued profits are classified as deferred revenue.

Path 1 Network Technologies Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements—(Continued)

License Revenue

Revenues from license fees are recognized when persuasive evidence of a sales arrangement exists, delivery and acceptance have occurred, the price is fixed or determinable, and collectability is reasonably assured.

Allowances for Doubtful Accounts, Returns and Discounts

We establish allowances for doubtful accounts, returns and discounts based on credit profiles of our customers, current economic trends, contractual terms and conditions and historical payment, return and discount experience, as well as for known or expected events. If there were to be a deterioration of a major customer’s creditworthiness, or if actual defaults, returns or discounts were higher than our historical experience, our operating results and financial position could be adversely affected.

Indemnification Arrangements and Guarantees

In connection with the Company’s adoption of FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, the following disclosures are made with respect to the Company’s product warranties.

We provide a limited warranty for our products. A provision for the estimated warranty cost is recorded at the time revenue is recognized. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related revenue is recognized. The amount of liability to be recorded is based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs. The Company’s standard product warranties are for one year, although in some agreements, it may warrant products for periods in excess of one year. The Company had no warranty reserves at September 30, 2002. The following table summarizes the activity in the liability accrual related to product warranty during the nine months ended September 30, 2003:

(in thousands)
Balance at December 31, 2002	$110
Increase in expense related to change in estimates	39
Actual warranty costs incurred in the period	(34)

Balance at September 30, 2003	$115

The Company also undertakes indemnification obligations in the ordinary course of business related to its products, the licensing of its software, and the issuance of securities. Under these arrangements, the Company may indemnify other parties such as business partners, customers, and underwriters, for certain losses suffered, claims of intellectual property infringement, negligence and intentional acts in the performance of services, and violations of laws including certain violations of securities laws. The Company’s obligation to provide such indemnification in such circumstances would arise if, for example, a third party sued a customer for intellectual property infringement and the Company agreed to indemnify the customer against such claims. The Company is unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to its indemnification obligations. Some of the factors that would affect this assessment include, but are not limited to, the nature of the claim asserted, the relative merits of the claim, the financial ability of the parties, the nature and amount of damages claimed, insurance coverage that the Company may have to cover such claims, and the willingness of the parties to reach settlement, if any. Because of the uncertainty surrounding these circumstances, the Company’s indemnification obligations could range from immaterial to having a material adverse impact on its financial position and its ability to continue in the ordinary course of business.

Path 1 Network Technologies Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements—(Continued)

Note 6 – Reportable Operating Segments

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

Note 7 – Discontinued Operations

In March 2002, the Company decided to dispose of its Sistolic business unit. On April 3, 2002, the Company disposed of the assets of this business unit back to Metar ADC SRL, in exchange for the elimination of the remaining obligations by the Company to Metar ADC SRL and its affiliates, including the payable of $686,000, the return of all stock options granted to an Executive and the Romanian employees, and a confirmation that performance criteria specified in such Executive’s employment agreement related to a potential $4 million bonus were never met by him. The Company also received a limited use license to the business unit’s intellectual property. Metar ADC SRL also received 5,833 shares of the Company’s common stock. The Executive resigned on March 27, 2002, as an officer of the Company in anticipation of this transaction.

The results of operations and the loss on disposal for the nine months ended September 30, 2002, have been included in discontinued operations. The Company recorded a loss of $317,000 from discontinued operations for the nine months ended September 30, 2002.

Note 8 – Stock Options

The Company accounts for stock-based compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) 25, Accounting for Stock Issued to Employees, Statement of Financial Accounting Standards (SFAS), Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, and SFAS Interpretation No 38, Determining the Measurement Date for Stock Option, Purchase, and Award Plans involving Junior Stock. The Company also complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

The Company accounts for equity instruments issued to non-employees using the fair value method in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has made the required disclosure under SFAS No. 148. See Note 1.

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

Path 1 Network Technologies Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements—(Continued)

During the three-month period ended September 30, 2003, the Company recorded no stock-based compensation expense related to the amortization of options outstanding to employees and consultants. For the same three-month period in 2002, the Company recognized expense of $43,000 related to the amortization of stock based compensation.

Note 9 – Notes Payable

In 2002 and 2003, the Company closed private placements of aggregate $4.4 million in face value of convertible notes payable and warrants and received cash proceeds, net of issuance costs, of approximately $ 3.7 million from accredited investors.

During the nine months ended September 30, 2003, approximately $1.1 million of note principal along with accrued interest was converted into the Company’s common stock. The carrying value of the convertible notes payable, excluding our line of credit, at September 30, 2003, is as follows:

(in thousands)
Face value of convertible notes payable	$699
Unamortized discount related to warrants	(22)
Unamortized discount related to beneficial conversion feature	(141)

Carrying value of convertible notes payable, net of discount	$536

•	Interest expense for the nine months ended September 30, 2003, includes coupon interest of approximately $126,000; non-cash interest expense of $103,000 pertaining to the discount related to the warrants; and non-cash interest expense of $360,000 pertaining to the discount related to the beneficial conversion feature.

•	Amortization of debt issuance costs for the nine months ended September 30, 2003, was $297,000.

On August 6, 2003, the Company repurchased $1.2 million in face value of convertible notes, plus accrued unpaid interest, for approximately $1.4 million. The Company recorded a loss of $262,000 related to the early extinguishment of the notes.

On February 14, 2003, the Company entered into a $1 million revolving line of credit with Laurus. This revolving line of credit (“the LOC”) is secured by the Company’s accounts receivables and other assets, and the Company has the ability to draw down advances under the LOC subject to limits. Under the terms of the LOC, Laurus can convert advances made to the Company into common stock at a fixed conversion price of $6.78 per share. In connection with the LOC, the Company issued warrants to purchase 12,500 shares of the Company’s Common Stock at $6.78 per share. On February 14, 2003, the Company borrowed a $300,000 advance under the LOC. The Company recorded a non-cash debt discount of $23,000 in its quarter ended March 31, 2003. During the three months ended September 30, 2003, the Company obtained an additional $200,000 advance under the LOC. The Company has repaid $27,000 under the terms of the LOC. The carrying value of the LOC at September 30, 2003, is as follows:

(in thousands)
Face value of convertible LOC	$473

Unamortized discount related to warrants	(18)
Unamortized discount related to beneficial conversion feature	—

Carrying value of convertible notes payable, net of discount	$455

Path 1 Network Technologies Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements—(Continued)

The maturities of the Company’s notes payable at September 30, 2003, are as follows (in thousands of dollars):

Short-term notes payable consist of the following at September 30, 2003:
Laurus Master Funds Ltd (less unamortized debt discount of $73,000)[1]	398
Laurus Master Funds Ltd (less unamortized debt discount of $18,000)[2]	455

$853

Long-term notes payable consist of the following at September 30, 2003:

12% Laurus Master Funds notes due May, 2004 (less unamortized debt discount of $73,000) (convertible into a minimum of 92,353 shares of common stock)	398
Laurus Master Funds $1 million line of credit (less unamortized debt discount of $18,000) (convertible into 71,667 shares of common stock)	455
7% Euro notes due May, 2005 (less unamortized debt discount of $90,000) (convertible into 58,718 shares of common stock)	139
Less: Current maturities included in current liabilities	(853)

$139

1	Notes payable to Laurus Master Funds Ltd 1 bear interest at 12.0% and are convertible into the Company’s stock at a variable rate not to exceed $5.10 per share.
2	Notes payable to Laurus Master Funds Ltd 2 is a $1 million A/R secured revolving line of credit expiring in February, 2006 that bears interest at Prime + 1.75% and drawn-down amounts are convertible into the Company’s stock at a rate of $6.78 per share.

At September 30, 2003, the maturities of long-term debt, net of discount, are as follows:

2003	$204
2004	649
2005	139

$992

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

OVERVIEW

We are an industry leader in developing and supplying video router or gateway products that enable the transportation and distribution of real-time, high-quality video over Internet Protocol (IP) networks, such as the networks that comprise the Internet. Our products are currently used in two different segments of the video market. Our products are used by a variety of providers to transmit high-quality, real-time video to one or more locations throughout the United States or the world (which we refer to as “long-haul transmission”). Our products are also used by cable companies to supply video-on-demand services. We do not sell our products to end consumers. Our customers include cable, broadcast and satellite companies, movie studios, carriers, and government and educational institutions and system integrators that supply them. We refer to these customers as communication service providers, or simply as providers.

Long Haul Customers

Our long haul customers use our products to transmit high-quality, real-time video to one or a number of locations over existing IP networks. This ability to send video over IP networks significantly reduces the current need of long haul providers to rent dedicated high bandwidth connections to service the specified locations. Our products not only provide a cost advantage to our customers, but also enable increased flexibility in terms of where and when the video is transmitted.

Customers using our products for long-haul transmission include DreamWorks LLC, a major film production studio, for domestic and international creative collaborations using high-definition video cameras. C-SPAN uses our products to televise real-time, interactive classrooms between Washington, D.C. and the University of Denver. PanAmSat, a major satellite communications provider, uses our Cx1000 product on the Level (3) backbone to interconnect earth stations for video routing with the least delay. RTVI, a Russian television network, runs live broadcast-quality Russian language programming between Moscow and New York using our long haul product, and is expanding its network internationally. Currently, Level (3) offers full and part-time video services using our Cx1000 product to deliver broadcast video in key US and European cities.

Cable Company Customers

The versions of our Chameleon vidX™ product line designed for cable television companies allow them to use existing digital set-top boxes already in consumer homes to provide video-on-demand services, a significant competitive advantage over satellite providers. Today, consumers who desire to have personalized video recording in the home, must purchase the necessary digital video recorder (“DVR”) and subscribe to a service. We believe that the drawbacks to DVRs are requiring the purchase of additional equipment in the home or the swapping out of the existing in-home set top box for a new set top box with local storage. Using our products, cable companies could offer network-based (with our equipment sitting at the edge of the network) personalized video recorder capabilities to their subscribers to compete with in-home DVR service providers. Cable company subscribers in this case would not require a DVR in the home to enjoy on-demand viewing.

The more efficient use of existing bandwidth (both into the home and within the network) allows cable companies to increase the volume of content (whether movies, television or live events) available for delivery whenever requested by the cable subscriber, or to increase the number of subscribers served with existing content volume. We believe that the desire for video-on-demand – indeed, all content-on-demand - will continue to rise as consumers become increasingly aware of its availability and benefits, and as IP networks enabled by our products provide access to significant amounts of interactive programming previously unavailable. Cable companies currently using our products include companies such as TimeWarner and Cablevision.

Additionally, our products will provide cable companies with flexibility to deliver high definition television, which could potentially overwhelm the bandwidth capacity of current delivery technologies despite the apparent present-day glut of bandwidth. High definition television requires at least five times the bandwidth currently required for standard television transmissions. Using our products, providers can avoid incurring significant capital expenditures to increase the capacity of existing infrastructure, and can avoid significant recurring costs to maintain and support the expanded networks resulting from high definition television and increased numbers of channels. Should these providers use existing methods of transmission, they might eventually be forced to decrease programming or other services to conserve bandwidth.

Liquidity And Capital Resources

Since our inception on January 30, 1998 through July 2003 we financed our operations primarily through the sale of common equity securities to investors and strategic partners, as well as from the issuance of convertible notes. On July 31, 2003, we successfully completed a $13,500,000 public offering of 1.25 million units and the listing of our common stock and units on the American Stock Exchange. A unit consisted of three shares of common stock and two warrants, each warrant to purchase a share of common stock at $5.40 per share. On August 29, 2003, our underwriters exercised their over-allotment option and we raised additional proceeds of $2,025,000 from the sale of 187,500 units, bringing total gross proceeds from the public offering (the “IPO”) to $15.5 million. On August 30, 2003, the units separated in accordance with their terms, and the IPO’s common stock (4,312,500 shares) and warrants (2,875,000 warrants) now trade on the American Stock Exchange directly rather than as components of units.

From January 30, 1998 through September 30, 2003, we incurred losses totaling $35.5 million. We have not yet achieved profitability, and we remain a risky enterprise. In light of the IPO, we believe that our existing capital resources will enable us to fund operations for at least the next twelve months. At September 30, 2003, we had working capital of $9.5 million. Cash and cash equivalents at September 30, 2003 totaled $10.2 million, versus only $396,000 at December 31, 2002.

In 2002, we raised a total of $2.6 million from the issuance of convertible debt securities. A total of $471,000 remains outstanding as of September 30, 2003; the balance of the convertible debt was repaid or converted into common stock. In connection with the 2002 convertible debt, we also issued 145,776 warrants to purchase our common stock with an average exercise price of $8.57.

In 2003, prior to the IPO, we issued a total of $1.8 million face value convertible notes payable for net proceeds of $1.4 million cash and the refinancing of $228,000 of principal and interest due for notes issued during 2002 that had reached maturity. A total of $228,000 of this convertible debt remains outstanding at

September 30, 2003. The balance was repaid or converted into common stock. In connection with the 2003 convertible debt, we also issued 131,801 warrants to purchase our common stock with an average exercise price of $6.00.

Also, on February 14, 2003, we entered into a $1 million revolving line of credit with Laurus. This revolving line of credit (“the LOC”) is secured by our accounts receivables and other assets, and we have the ability to draw down advances under the LOC subject to limits. Under the terms of the LOC, Laurus can convert advances made to us into our common stock at a fixed conversion price of $6.78 per share. In connection with the LOC, we issued warrants to purchase 12,500 shares of our common stock at $6.78 per share. At September 30, 2003, the outstanding principal balance under the LOC was $473,000.

We are not yet profitable. For the foreseeable future, we expect to incur substantial additional expenditures associated with cost of sales, marketing, and research and development, in addition to increased costs associated with staffing for management,. Additional capital may be required to implement our business strategies and fund our plan for future growth and business development.

At September 30, 2003, we had no material commitments other than our operating leases. Our future capital requirements will depend upon many factors, including the timing of research and product development efforts, the possible need to acquire new technology, the expansion of our sales and marketing efforts, and our expansion internationally. We expect to continue to expend significant amounts in all areas of our operations.

Cash used in operations was approximately $3.9 million for the nine months ended September 30, 2003, compared to $3.4 million for the same period in 2002. The increase in cash used in operations for the nine months ended September 30, 2003, compared to the same period in the prior year, was due primarily to the $596,000 adjustment in 2002 for the loss on investment.

Cash used in investing activities for the nine months ended September 30, 2003, was $121,000, compared to cash provided of $439,000 for the same period ended September 30, 2002. Cash provided by investing activities for the nine month period ended September 30, 2002, was primarily the result of our sale of marketable portfolio securities in early 2002.

Cash provided by financing activities for the nine month period ended September 30, 2003, was $13.8 million, compared to cash provided of $2.4 million for the same period ended September 30, 2002. Our successful public offering in July and August 2003 provided cash, after expenses, of $13.1 million for the nine months ended September 30, 2003.

Results Of Operations

Three Months Ended September 30, 2003 vs. Three Months Ended September 30, 2002

For quarter ended September 30, 2003, net revenue decreased $45,000 or 5%, to $787,000, compared to $832,000 during the three-month period ended September 30, 2002. Revenues from sales of products in the third quarter ended September 30, 2003, increased to $587,000, or approximately 9%, from $537,000 in the third quarter ended September 30, 2002. The increase in product revenues in the third quarter resulted from a more favorable product sales mix, and improved demand for our Cx1000 product from the long haul broadcast market. Contract revenues increased nearly 91% to $200,000 in the third quarter ended September 30, 2003 from $105,000 in the same quarter last year. The increase in contract revenue resulted from our development work on potential new products. We expect contract services revenue to fluctuate significantly from quarter to quarter in the future. In the third quarter ended September 30, 2003, revenues from license fees were nil, compared to $190,000 in the same quarter last year. Third quarter 2002 license revenues resulted from a one-time license fee from one of our business partners for the rights to resell our Chameleon vidX™ 1801 product for a limited time. We anticipate that license revenues will fluctuate significantly from quarter to quarter in the future.

Cost of revenues decreased by $32,000 or nearly 6% to $499,000 in the quarter ended September 30, 2003, from $531,000 in same quarter last year. The decline in cost of sales reflects in part continued reductions in the cost of manufacturing our products, which we primarily outsource to third parties, partially offset by the $142,000 provision for obsolete and slow-moving inventory accrued in the period and slightly lower sales for the period. There was no provision for obsolete and slow-moving inventory at September 30, 2002. Cost of products sold consists primarily of raw material costs, warranty costs and labor associated with manufacturing, which we now outsource on a turn-key basis. Cost of contract services increased to $120,000 in the quarter ended September 30, 2003 from $31,000 in the same quarter last year reflecting our development efforts on potential new products such as an integrated QAM gateway product. Cost of contract services consists primarily of engineering payroll costs as well as other expenses for technical services.

Gross profit totaled $288,000 for the quarter ended September 30, 2003, compared to gross profit of $301,000 in the same quarter last year. The decrease in gross profit for the current year period versus the prior year period is mainly attributable to the establishment of a $142,000 provision for obsolete and slow-moving inventory. Gross profit for the three-month period ended September 30, 2003, before the effect of the of the inventory charge was $430,000, a 43% increase over the same three-month period in the prior year. The figures in the preceding sentence are non-GAAP financial measures; we include them because we feel they benefit investors by enabling them to assess a more normalized, ongoing basis for our gross profit and gross profit margin. We take these particular non-GAAP financial measures into account in our own business planning and our evaluation of our operations. In the third quarter ended September 30, 2003, gross profit from product sales was $208,000, or 72% of total gross profit. Product gross profits increased in the third quarter compared to the same quarter last year both because of increased overall product sales, product mix and cost improvements from outsourcing. Our profit margin on product sales was 35% in the third quarter of 2003, versus 7% in the third quarter of 2002. Gross profit from contract services was $80,000, or 28% of total gross profit in the third quarter ended September 30, 2003.

Engineering research and development expenses for the quarter ended September 30, 2003, decreased nearly 15% to $405,000 from $479,000 in the quarter ended September 30, 2002. The decrease is due primarily to reduced cost of R&D personnel, and reduced expenditures to acquire development services and tools for our new products. We have increased engineering headcount and other engineering expenses for new product development and other sustaining engineering efforts, so engineering research and development expenses are expected to be higher in future quarters.

Sales and marketing expenses for the quarter ended September 30, 2003, nearly tripled to $480,000 from $161,000 for the quarter ended September 30, 2002. The increase in sales and marketing expenses is primarily due to increased sales and marketing personnel, marketing campaigns and trade shows, and costs associated with developing channel partners. We expect that sales and marketing expenses will increase in the future as we grow our channel partner network and pursue international opportunities.

General and administrative expenses for the quarter ended September 30, 2003, increased to $1.3 million from $532,000 in the same quarter the prior year. The increase results principally from non-cash debt conversion expenses of $506,000. We expect our spending on business infrastructure to increase in future quarters.

Stock-based compensation expense is a non-cash expense item that is recognized as a result of stock options having exercise prices below estimated fair value. Stock-based compensation expense is calculated as the difference between exercise prices and estimated fair market value on the date of grant. We have historically recorded compensation expense related to the outstanding options to consultants and some employees for the amount of options that vest in that period. In the quarter ended September 30, 2003, we incurred a nil non-cash charge for stock-based compensation, versus $43,000 non-cash compensation charge in the same quarter ended September 30, 2002.

Amortization expense for the quarter ended September 30, 2003, was $226,000, compared to nil for the same quarter last year. The increase in amortization expense resulted from accelerated amortization of debt issuance costs resulting from the early retirement of convertible debt.

Interest expense for the quarter ended September 30, 2003 was $194,000 versus $326,000 of expense in the same quarter ended September 30, 2002. The decrease in interest expense predominantly results from the early retirement of debt.

Other expense for the quarter ended September 30, 2003 totaled $262,000, compared to nil for the same quarter last year. Other expense principally arose from a loss recognized at the time of our post-IPO repurchase of outstanding convertible notes.

Nine Months Ended September 30, 2003 vs. Nine Months Ended September 30, 2002

For the nine months ended September 30, 2003, revenue increased approximately 41% to $2.2 million, over $1.5 million in the same period ended September 30, 2002. This increase in revenues resulted primarily from higher contract service revenues related to developing potential new products, and from higher product sales. We expect that contract service revenue and license revenue will fluctuate significantly quarter to quarter.

For the nine months ended September 30, 2003, cost of sales totaled $1.1 million, compared to $900,000 for the same period ended September 30, 2002. Our cost of sales for the nine months ended September 30, 2003 reflected lower cost of products resulting primarily from outsourcing the manufacture of our products offset by the $142,000 provision for obsolete and slow-moving inventory, together with higher costs of performing contact services due to our increased contract service activities.

For the nine months ended September 30, 2003, gross profit increased nearly 74% to $1.1 million, or 50% of revenue, from $628,000, or 41% of revenue, in the same period in 2002. Product gross profit increased to 38% of product revenue in the nine months ended September 30, 2003, from 29% of product revenue in the same period in 2002 primarily as a result of cost improvements from outsourcing, increased overall product sales and favorable product mix.

Engineering research and development expenses decreased nearly 21% to $1.1 million for the first nine months of 2003, compared to $1.4 million for the nine months ended September 30, 2002, principally due to reduced cost of R&D personnel, and reduced expenditures to acquire development services and tools for our new products. We anticipate increased research and development expenses as we focus on product development and improvements.

Sales and marketing expenses increased to $1.1 million from $486,000 for the nine months ended September 30, 2003 and 2002, respectively. The increase in sales and marketing expenses results principally from increased sales and marketing personnel, marketing campaigns and trade shows, and costs associated with developing channel partners. We expect that sales and marketing expenses will increase in the future as we grow our channel partner network and pursue international opportunities.

General and administrative expenses increased to $2.5 million from $1.8 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in general and administrative expenses results principally from non-cash expenses related to debt conversion expense.

Stock-based compensation expense is a non-cash expense item that is recognized as a result of stock options having exercise prices below estimated fair value. Stock-based compensation expense is calculated as the difference between exercise prices and estimated fair market value on the date of grant. We have historically recorded compensation expense related to the outstanding options to consultants and some employees for the amount of options that vest in that period. Stock-based compensation totaled $50,000 and $216,000 for the nine months ended September 30, 2003 and 2002, respectively.

Amortization expense for the nine months ended September 30, 2003, was $297,000, compared to $73,000 for the same period last year. The increase in amortization expense resulted from accelerated amortization of debt issuance costs resulting from the early retirement of convertible debt.

Interest expense totaled $589,000 and $883,000 for the nine months ended September 30, 2003 and 2002, respectively. The decrease in interest expenses resulted principally from the early retirement of long term obligations.

Other expense totaled $262,000 for the nine months ended September 30, 2003. Other expense was nil for the nine months ended September 30, 2002.

We sold all of our remaining portfolio securities in 2002, realizing a $590,000 loss.

Discontinued Operations

We decided to dispose of our Silicon Systems business unit (“Sistolic”) after a large semiconductor company, with whom we entered into a non-exclusive licensing agreement and an engineering services agreement related to Sistolic’s technology, informed us that they were terminating their agreements in March 2002. Due to this material and adverse turn of events, we decided that we could no longer sustain the negative cash flow from Sistolic. On April 3, 2002, we disposed of the assets of this business unit back to Metar ADC SRL and its President (“Executive”) in exchange for the elimination of our remaining obligations to Metar ADC SRL and its affiliates, including the payable of $686,000, the return of all stock options granted to the Executive and the Romanian employees, and a confirmation that performance criteria specified in the Executive’s employment agreement with us related to a potential $4 million bonus were never met by him. We also received a limited use license to the business unit’s intellectual property. In addition, the Romanian facility lease was transferred to Metar ADC SRL and the Romanian employment contracts were terminated. Metar ADC SRL was permitted to hire any and all Romanian employees. Metar ADC SRL also received 5,833 shares of our common stock. The Executive resigned on March 27, 2002, as an officer of the Company in anticipation of this transaction. The $317,000 loss from discontinued operations for the nine months ended September 30, 2002 arose solely from Sistolic.

RISK FACTORS

Investment in our common stock involves a high degree of risk. The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer.

OUR LIMITED SALES HISTORY AND LIMITED REVENUES TO DATE MAKE IT DIFFICULT TO EVALUATE OUR PROSPECTS.

We were founded in January 1998 and have only been selling our products commercially since 2002, which makes an evaluation of our prospects difficult. Because of our limited sales history, we have limited insight into trends that may emerge and affect our business. In addition, we have generated only limited revenues to date from sales of our products and the income potential of our business and market are unproven. An investor in our securities must consider the challenges, expenses and difficulties we face as our sales and marketing efforts mature.

WE RECENTLY LAUNCHED OUR INITIAL COMMERCIAL PRODUCTS AND SERVICES AND THEY MAY NOT GAIN CUSTOMER ACCEPTANCE.

In 2002, we launched our two primary commercial products into the long haul video transport market and announced the deployment of our Chameleon vidX™ product line in our first quarter of 2003. These products are in the early stages of commercial deployment. We may not be able to gain customer acceptance of any of our products due to our lack of an established track record, our financial condition, competition, price or a variety of other factors. If our products and services are not accepted by potential customers, or if these customers do not purchase our products and services at the levels we anticipate, our operating results may be materially adversely affected.

OUR QUARTERLY FINANCIAL RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY.

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because our sales prospects are uncertain and our sales are made on a purchase order basis. In addition, we have not proven our ability to execute our business strategy with respect to establishing and expanding sales and distribution channels. Fluctuations may result from:

•	decreased spending on new products such as ours by communication service providers or their suppliers,

•	the timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors,

•	our ability to establish a productive sales force or partner with communication service providers or their suppliers,

•	demand and pricing of the products we offer,

•	Purchases of our products by communiation service providers in large, infrequent amounts consistent with past practice,

•	consumer acceptance of the services our products enable,

•	interruption in the manufacturing or distribution of our products, and

•	general economic and market conditions, including war, and other conditions specific to the telecommunications industry.

As a result, we may experience significant, unanticipated quarterly losses.

WE FACE COMPETITION FROM ESTABLISHED AND DEVELOPING COMPANIES, MANY OF WHICH HAVE SIGNIFICANTLY GREATER RESOURCES, AND WE EXPECT SUCH COMPETITION TO GROW.

The markets for our products, future products and services are competitive. We face direct and indirect competition from a number of established companies, including Scientific-Atlanta, as well as development stage companies, and we anticipate that we will face increased competition in the future as existing competitors seek to enhance their product offerings and new competitors emerge. Many of our competitors have greater resources, higher name recognition, more established reputations within the industry and stronger manufacturing, distribution, sales and customer service capabilities than we do.

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

Competitive technologies that offer a similar or superior capacity to converge and transmit audio, video and telephonic data on a real-time basis over existing networks may currently exist or may be developed in the future. We cannot assure you that any technology currently being developed by us is not being developed by others or that our technology development efforts will result in products that are competitive in terms of price or performance. If our competitors develop products or services that offer significant price or performance advantages as compared to our current and proposed products and services, or if we are unable to improve our technology or develop or acquire more competitive technology, we may find ourselves at a competitive disadvantage and our business could be adversely affected. In addition, competitors with greater financial, marketing, distribution and other resources than we have may be able to leverage such resources to gain wide acceptance of products inferior to ours.

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

OUR CRITICAL RELATIONSHIP WITH SCIENTIFIC-ATLANTA AS BOTH A CUSTOMER AND AS A COMPETITOR MAY JEOPARADIZE OUR SUCCESS.

In 2002, approximately 66% of our revenues were from sales to Scientific-Atlanta and its subsidiary, BarcoNet N.V. Our revenues from Scientific-Atlanta, as a percentage of our total revenues, have declined for the nine months ended September 30, 2003, and we anticipate that our 2003 revenues from Scientific-Atlanta will, as a percentage of our total revenues, will be lower than in previous periods resulting in part from increased revenues from the long haul broadcast market. Should our level of business with Scientific-Atlanta change, our results could be negatively impacted.

Our technology uses non-proprietary industry standard interfaces and designs for video transport (known as IP/gigabit Ethernet). We are aware that Scientific-Atlanta has developed a product line that operates with an alternative to the open industry standard of IP/gigabit Ethernet.

We believe transporting video directly over a proprietary standard eliminates the flexibility offered through open standards such as IP/gigabit Ethernet. Nonetheless, Scientific-Atlanta’s development, marketing and sale of its proprietary standard-based products may compete directly with our development, marketing and sales efforts. Since Scientific-Atlanta has greater financial, marketing, and other resources than we do, Scientific-Atlanta may be able to develop its products more rapidly and market its products more extensively than we can. Because of Scientific-Atlanta’s name recognition, industry-reputation and other reasons, Scientific-Atlanta’s products could become the standard for delivery of real-time, broadcast-quality video, in which case the sale of our products could materially suffer. Scientific-Atlanta’s products may be superior to ours in terms of price or performance, or inferior to ours but backed by superior marketing and support capabilities. As a result, we may not be able to compete successfully with Scientific-Atlanta, and our ability to gain market share for our products could be adversely affected.

Our relationship with Scientific Atlanta, as both a significant customer and a significant competitor, may have adverse consequences to our business. While general risks are associated with any competitor and any customer, the conflicting interests of Scientific-Atlanta (as a result of being both) magnifies these risks. Scientific-Atlanta may decide to pursue its proprietary standard based products and downplay or even discontinue its relationship with us, as both a reseller and an outside manufacturer. Loss of sales to Scientific-Atlanta and its distribution network to communication service providers could adversely affect our business.

THE RATE OF MARKET ADOPTION OF OUR TECHNOLOGY IS UNCERTAIN AND WE COULD EXPERIENCE LONG AND UNPREDICTABLE SALES CYCLES, ESPECIALLY IF THE SLOWDOWN IN THE TELECOMMUNICATIONS INDUSTRY PERSISTS.

Our products are based on new technology and, as a result, it is extremely difficult to predict the timing and rate of market adoption of our products, as well the rate of market adoption of applications enhanced by our products such as video-on-demand. Accordingly, we have limited visibility into when we might realize substantial revenue from product sales. This is compounded by our inability to foresee when, if ever, delivery of video over IP networks will be significantly embraced by communication service providers.

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

These uncertainties, combined with the worldwide slowdown in capital spending in the telecommunications business that began in 2001, and the slowdown in corporate spending on technology generally as well as new technologies such as ours, substantially complicate our planning and may reduce prospects for sales of our products. If our prospective customers curtail or eliminate their purchasing programs, decrease their budgets or reduce their purchasing priority, our results of operations could be adversely affected.

WE HAVE INCURRED LOSSES SINCE INCEPTION AND WILL LIKELY NOT BE PROFITABLE AT LEAST FOR THE NEXT SEVERAL QUARTERS.

We have incurred operating losses since our inception in January 1998, and we expect to incur losses and negative cash flow for at least the next several quarters. As of September 30, 2003, our accumulated deficit was approximately $35.5 million. We expect to continue to incur significant operating, sales, marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.

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

Internal Sales Force. We have limited experience in marketing and selling our products. We intend to expand our direct and indirect sales force and independent channel partners domestically and internationally for the promotion of our product lines and other future products to suppliers and communication service providers of all kinds. Competition for quality sales and marketing personnel and channel partners is intense. In addition, new employees, particularly new sales and marketing employees, will require training and education concerning our products and will also increase our operating expenses. There can be no assurance that we will be successful in attracting or retaining qualified sales and marketing personnel and partners. As a result, there can be no assurance that the sales force we are able to build will be of a sufficient size or quality to effectively market our products.

WE MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL IN THE FUTURE WHEN NEEDED, WHICH COULD PREVENT US FROM GROWING.

While we recently completed a public offering resulting in gross proceeds of $15.5 million, we have not yet achieved profitability and cannot be certain that such financing will be adequate or sufficient for our future needs. We may be required to raise additional capital, and we cannot ensure that financing would be available to us on acceptable terms, if at all. Our inability to raise capital when needed could seriously harm our business. In addition, additional equity financing may dilute our stockholders’ interest, and debt financing, if available, may involve restrictive covenants and could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on debt. If adequate funds are not available, we may need to curtail our operations significantly.

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

To reach our goals, we will need to hire rapidly, while at the same time investing in our infrastructure. We expect that we will also have to expand our facilities. In addition, we will need to successfully train, motivate and manage new employees; expand our sales and support organization; integrate new management and employees into our overall operations; and establish improved financial and accounting systems. Indeed, even without consideration of future needs imposed by any future growth of our business, we need to upgrade several of these areas even to support our present levels of business, because during the pre-IPO periods of tight cash, we focused our resources on areas other than business infrastructure.

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

WE NEED TO DEVELOP AND INTRODUCE NEW AND ENHANCED PRODUCTS IN A TIMELY MANNER TO REMAIN COMPETITIVE.

Broadband communications markets are characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability. However, in addition to the technological and managerial risks inherent in any product development effort, we may not be able to successfully develop or introduce these products if the development effort requires more financial resources than we are able to bring to bear, or if our products:

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

UNANTICIPATED DELAYS OR PROBLEMS ASSOCIATED WITH OUR PRODUCTS AND IMPROVEMENTS MAY CAUSE CUSTOMER DISSATISFACTION OR DEPRIVE US OF OUR “FIRST TO MARKET” ADVANTAGE.

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

WE MAY BE UNABLE TO OBTAIN FULL PATENT PROTECTION FOR OUR CORE TECHNOLOGY AND THERE IS A RISK OF INFRINGEMENT.

Since the beginning of 2001, we have submitted several patent applications and provisional patent applications on topics surrounding our core technologies to supplement our existing patent portfolio. There can be no assurance that these or other patents will be issued to us, or, if additional patents are issued, that they or our three existing patents will be broad enough to prevent significant competition or that third parties will not infringe upon or design around such patents to develop competing products. In addition, we have filed patent applications in several foreign countries. There is no assurance that these or any future patent applications will be granted, or if granted, that they will not be challenged, invalidated or circumvented.

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

THE MARKET PRICE OF OUR COMMON STOCK COULD BE VOLATILE AND YOUR INVESTMENT COULD SUFFER A DECLINE IN VALUE.

The market prices for our common stock is likely to be volatile and could be susceptible to wide price fluctuations due to a number of internal and external factors, many of which are beyond our control, including:

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

In addition, if the average daily trading volume in our common stock is low, the resulting illiquidity could magnify the effect of any of the above factors on our stock price.

OUR OUTSTANDING WARRANTS AND THE STOCK OPTIONS AND BONUS STOCK WE OFFER TO OUR EMPLOYEES, NON-EMPLOYEE DIRECTORS, CONSULTANTS AND ADVISORS COULD RESULT IN ONGOING DILUTION TO ALL STOCKHOLDERS.

We maintain two equity compensation plans: (i) the 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”), pursuant to which we may issue options and common stock to employees, officers, directors, consultants and advisors, and (ii) the 2001 Employee Stock Purchase Plan (the “Purchase Plan”), approved by our stockholders in February 2002, pursuant to which our employees are provided the opportunity to purchase our stock through payroll deductions. As of September 30, 2003, there were options outstanding to purchase 602,504 shares of common stock under our 2000 Plan; 107,496 shares of common stock remain available for issuance under the 2000 Plan. A maximum of 41,667 shares of common stock have been authorized for issuance under the Purchase Plan.

In addition, as of September 30, 2003, there were 89,952 shares of common stock subject to outstanding options granted other than under the 2000 Plan or Purchase Plan. These non-plan options were granted to various employees, directors, consultants and advisors.

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

Currently, there are outstanding warrants to purchase up to 3,169,591 shares of our common stock with a weighted average exercise price of $5.60 per share. The weighted average remaining life for all of the currently outstanding warrants is 4.7 years.

WE DO NOT INTEND TO PAY CASH DIVIDENDS.

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We would be exposed to changes in interest rates primarily from any marketable securities and investments in certain available-for-sale securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At September 30, 2003, we did not have any marketable securities or investments in available-for-sale securities, nor did we have any sales denominated in a currency other than the United States dollar. Our cash equivalents’ principal would not be materially changed by changes in interest rates, but as the short term instruments mature and roll over, we would be able to earn more interest in the future if interest rates rise. A one percentage point (100 basis point) increase in interest rates would result in approximately $90,000 annual increase in our income from cash equivalents, assuming our cash equivalents principal balance remained at its September 30, 2003 level. Our $1 million revolving line of credit from Laurus has a floating interest rate.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 23, 2003, we effected a one-for-six reverse stock split of our common stock. All of our outstanding derivative securities were correspondingly adjusted.

On July 30, 2003, the SEC declared effective the registration statement (SEC file no. 333-105638) for our initial public offering of units through underwriters led by Paulson Investment Company, Inc. The units, each consisting of three shares of common stock and two warrants, each to purchase one share of common stock, began trading on the American Stock Exchange on July 31, 2003, and on August 5, 2003, we closed the sale of the units (including the constitutent 3,750,000 shares of common stock and 2,500,000 common stock warrants) to the underwriters for an aggregate offering price to the public of $13,500,000. The underwriters’ over-allotment option was exercised and on August 29, 2003, we closed the sale of an additional 187,500 units (including 562,500 shares of common stock and 375,000 common stock warrants) to the underwriters for an aggregate offering price to the public of $2,025,000.

In total, we registered the initial issuance of 1,562,500 units, 7,812,500 shares of common stock and 3,125,000 common stock warrants. The aggregate offering amount of the units is $17,145,000, not including the $16,875,000 aggregate exercise price of the warrants included within the units. Accordingly, the aggregate offering amount of all the common stock included within the units (also including the common stock underlying the warrants) is $34,020,000. Expenses against the $15,525,000 sold include $1,164,375 of underwriting discounts, a managing underwriter’s non-accountable expense allowance of $349,313, other expenses paid for underwriters of $45,500, and $910,676 of other expenses. None of these payments went directly or indirectly to our directors, officers, general partners, affiliates, 10% owners, or any of their associates. Accordingly, our net offering proceeds were $13,055,136.

To date we have used such net proceeds to pay $1,380,000 in accrued accounts payable, to repurchase $1,180,000 principal amount of our 7% convertible debentures, to repurchase 27,777 shares of common stock from Ronald Fellman for $92,997, and to fund our continuing negative cash flow, including the payment of cash bonuses to Frederick Cary and John Zavoli totaling $100,000. Except as discussed in the previous sentence, none of these payments went directly or indirectly to our directors, officers, general partners, affiliates, 10% owners, or any of their associates. Pending use for working capital, research and development efforts and marketing and sales programs, the Company has invested the remaining $9,000,000 of net proceeds in short-term government obligations.

On August 30, 2003, in accordance with their terms, the units separated. Thereafter, the common stock and warrants within the units sold to the public have traded on the American Stock Exchange directly, rather than as components of units.

In connection with our public offering, we issued purchase warrants to certain of the underwriters to purchase units of our securities (each unit consisting of three shares of our common stock and two warrants, each to purchase one share of common stock) in consideration of their services as underwriters. Specifically, we issued a purchase warrant to Paulson Investment Company, Inc. to purchase up to 111,200 units, and a purchase warrant to I-Bankers Securities Incorporated to purchase up to 13,800 units. The per unit exercise price is $12.96 and the purchase warrants are exercisable for five years from the effective date of our public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

On October 30, 2003, Yendo Hu resigned as our Vice President, Engineering to accept a management position with a venture-capital-backed startup company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits. The following exhibits are included as part of this report. References to “Path 1” or “us” in this Exhibit List mean Path 1 Network Technologies Inc., a Delaware corporation.

Exhibit Number	Description

1.1	Underwriting Agreement dated July 30 , 2003 between the Company and Paulson Investment Company, Inc. *

3.1.2	Certificate of Amendment of Certificate of Incorporation, as filed July 22, 2003 (incorporated by reference to Form 8-K filed July 23, 2003).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Form SB-2/A, Amendment No. 3, filed July 25, 2003).

4.2	Form of Unit Certificate (incorporated by reference to Form SB-2/A, Amendment No. 3, filed July 25, 2003).

4.3	Warrant Agreement (including form of Warrant to Purchase Common Stock) *

4.4	Purchase Warrant dated July 30, 2003, issued to Paulson Investment Company, Inc. *

4.5	Purchase Warrant dated July 30, 2003, issued to I-Bankers Securities Incorporated. *

10.32.1	Amendment to Consulting Agreement between us and Del Mar Consulting Group, Inc. dated September 16, 2003.*

10.80	Letter Agreement between Ronald Fellman and us dated September 12, 2003. *

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed Herewith

Reports on Form 8-K.

On July 23, 2003, the Company filed a report on Form 8-K to report the one-for-six reverse split of the Company’s common stock. (Items 5 and 7)

We furnished, on Form 8-K, Item 12, during this fiscal quarter, a copy of an announcement of historical financial results. Pursuant to SEC staff guidance, such furnished Form 8-K information need not be listed in this Item 6 of Form 10-Q.

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

John R. Zavoli
Chief Financial Officer, General Counsel and Corporate Secretary

Date: November 13, 2003

Exhibit List

References to “us” or “Path 1” in this Exhibit List mean Path 1 Network Technologies inc., a Delaware corporation

1.1	Underwriting Agreement dated July 30, 2003 between the Company and Paulson Investment Company, Inc. *

3.1.2	Certificate of Amendment of Certificate of Incorporation, as filed July 22, 2003 (incorporated by reference to Form 8-K filed July 23, 2003).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Form SB-2/A, Amendment No. 3, filed July 25, 2003).

4.2	Form of Unit Certificate (incorporated by reference to Form SB-2/A, Amendment No. 3, filed July 25, 2003).

4.3	Warrant Agreement (including form of Warrant to Purchase Common Stock) *

4.4	Purchase Warrant dated July 30, 2003, issued to Paulson Investment Company, Inc. *

4.5	Purchase Warrant dated July 30, 2003, issued to I-Bankers Securities Incorporated *

10.32.1	Amendment to Consulting Agreement between us and Del Mar Consulting Group, Inc. dated September 16, 2003.*

10.80	Letter Agreement between Ronald Fellman and us dated September 12, 2003. *

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed Herewith