Form 10-K/A
period 2002-12-31
PATH 1 NETWORK TECHNOLOGIES INC
filed 2004-01-26
CIK 1059404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-30928

PATH 1 NETWORK TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

DELAWARE	13-3989885
(State of incorporation)	(I.R.S. Employer Identification No.)

6215 FERRIS SQUARE, SUITE 140

SAN DIEGO, CALIFORNIA 92121

(858) 450-4220

(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    Yes  ☐  No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the Common Stock on January 20, 2004, was approximately $26,091,821. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of January 20, 2004 was 6,640,399.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2003 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Report. This definitive Proxy Statement was filed with the Securities and Exchange Commission on April 25, 2003.

PATH 1 NETWORK TECHNOLOGIES INC.

AMENDMENT NO. 1 TO FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002

Preliminary Note

The share and per share amounts in this Form 10-K/A have not been adjusted to reflect our 1-for-6 reverse stock split that was effective July 23, 2003.

Financial Statements

*	Incorporated by reference from our definitive Proxy Statement relating to the 2003 Annual Meeting of Stockholders, which we filed with the Securities and Exchange Commission on April 25, 2003.

PART I

ITEM 1. BUSINESS

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

INDUSTRY BACKGROUND

Current delivery of real-time, high-quality video

Current technologies for transmitting real-time, high-quality video over long distances require establishment and full dedication of a circuit for the duration of a transmission, regardless of whether the circuit is being used by the end-user. The concept is similar to a traditional telephone network—a call is placed, a circuit between two (or multiple) points is established and thereafter remains open for the duration of the call (regardless of whether anyone is speaking).

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

THE PATH 1 SOLUTION

By enabling the transportation and distribution of real-time, high-quality video over existing IP networks, our products provide significant benefits to those with a need to distribute video. Our products perform three primary functions. First, they process and prepare multiple video feeds for delivery over an IP network. Second, at the receiving end, our products combine video streams arriving over the IP network into single streams for delivery to the end-viewer. Third, and perhaps most important, our products condition the video data to avoid impairments or disruptions that would otherwise deteriorate the quality of the video signal. The benefits to providers who use our products include the following:

•	Feasibility—IP offers wider bandwidths than are currently available on alternate video transmission methods (such as satellite and DS-3);

•	Efficiency—by using bandwidth only when needed, a greater amount of content can be passed over a provider’s network. For example, a Russian television network is using a single unit of our product to deliver live television in both directions from Moscow to New York using basic internet service;

•	Content on demand—no longer compelled to broadcasting content uniformly to all end-users, providers can send specific content to only those requesting it, further reducing bandwidth constraints (both into the home and within the network);

•	Decreased capital costs—the extensive installed base of IP networks and the equipment used to support them results in economies of scale and the availability of cost-effective products;

•	Decreased operations costs—IP networks, designed to be fault-tolerant and self-correcting, reduce the need for redundant back-up networks and significantly reduce maintenance and support costs; and

•	Customization and flexibility—the software architecture underpinning our products allows providers to increase the volume of video traffic being delivered simply by the remote activation of additional ports or features within our products, rather than incurring costs associated with new equipment installation.

We believe our technology can be used for a wide variety of purposes by communication service providers. Specific services and applications our technology can enable include the following:

Cable Companies

The versions of our Chameleon vidX product line designed for cable companies allows them to use existing digital set-top boxes already in consumer homes to provide video-on-demand services, a significant competitive advantage over satellite providers. The more efficient use of existing bandwidth (both into the home and within the network) allows cable companies to increase the volume of content (whether movies, television or live events) available for delivery whenever requested by the cable subscriber, or to increase the number of subscribers served with existing content volume. We believe that the desire for video-on-demand—indeed, all content-on-demand—will continue to rise as consumers become increasingly aware of its availability and benefits, and as IP networks enabled by our products provide access to significant amounts of interactive programming previously unavailable. Cable companies currently using our products include companies such as Time-Warner and Cablevision.

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

Our Cx1000 product is currently being used by dedicated bandwidth providers to deliver broadcast video in key US and European cities. Wiltel/Vyvx, which accounted for 1% of our 2002 sales, has begun to use our Cx1000 product to move video operations centers into networking facilities to merge IP video, voice and data services.

Satellite Providers

Satellite providers broadcast signals to earth from satellites 22,000 miles above sea level. Because of the coverage area (or “footprint”) from that altitude, satellite broadcasts are capable of reaching vast areas. Uplinking content to the satellite for subsequent broadcast back to Earth, however, must be done at earth stations located in areas with characteristics favorable for uplinking. Currently, many satellite providers collect content at these uplink earth stations. As a result, information often “hops” from its source to and from the Earth via interim earth stations and satellites until its reaches the uplink earth station positioned to deliver the content to the end-user. Satellites have a maximum 15-year useful life, requiring satellite providers to periodically revisit the extreme expense of launching and maintaining a satellite in orbit.

Our Cx1000 product line allows satellite providers to gather content at uplink earth stations without the need to hop the content through interim satellites, reducing the strain on, and cost of, satellite networks and their maintenance. In addition to the cost-savings, collecting information at uplink earth stations via IP networks, as opposed to satellite hops, increases the speed by which information moves from source to consumer. Use of our products enables satellite providers to avoid the delay associated with “live” satellite feeds. Each satellite hop introduces a half-second delay whereas an existing terrestrial fiber international circuit has less than a quarter-second delay. PanAmSat is an example of a satellite provider using our Cx1000 product over terrestrial fiber to interconnect earth stations for video routing with the least delay.

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

To attain the level of resolution required by studios and for government applications requires data to be delivered uncompressed. Compression, a common means for transporting high-resolution data, is designed to eliminate what would typically be redundant or unnecessary information, or to allow data to fit on satellites’ limited bandwidth. Because of the unerring detail required by these industries, what is generally acceptable TV-quality degradation becomes unacceptable. The opposing requirements of exceptionally high resolution and high bit-rate make most delivery methods (such as satellite) unusable. Our Cx1000 enables the delivery of exceptionally high resolution, high bit-rate, and real-time video. Our products are currently in limited use by DreamWorks SKG for domestic and international creative collaborations using high-definition video cameras. Additionally, C-Span, which accounted for 3% of our 2002 sales, has used our Cx1000 product to televise real-time, interactive classrooms between Washington, D.C. and the University of Denver.

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

Our network-processor-based architecture also allows us to offer feature upgrades to our customers without requiring return of equipment. For example, a customer may begin with a 4 port software-enabled version of our Chameleon products. The same hardware platform supports from one to eight inputs and outputs in IP networks with feature sets licensed by the customer. Over time the customer can choose to software-enable additional input ports, increase video stream counts or rates, or add output port capability—all without returning the installed equipment. Alternatively, our products can be licensed to transport only standard definition TV or both standard definition and high definition TV over IP networks.

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

Product Development

Our product development efforts are continuous and based on customer requirements for increased performance, flexibility and functionality. To increase performance, we will move to next generation network processor designs developed by Intel as needed to provide increased throughput and processing capabilities. To increase flexibility, we will bring to market new products that provide scaleable solutions that can be deployed under initial conditions of throughput and other critical parameters, yet grow as requirements change due to increases in demand or number of subscribers. To increase functionality, we will evaluate logical additions to our products that will better fit customers’ evolving needs. For example, our Chameleon product line has already changed from a pure multiplexer/demultiplexer family of products delivering video-on-demand to one that also delivers regular broadcast channels over IP networks.

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

COMPETITION

We face competition in each of the target markets for our products, services and products in development. A number of established and development-stage companies in these markets offer similar or alternative technological solutions for convergence of real-time data, such as audio and video, over IP networks as well as real-time, high-quality transition of video over IP networks. We anticipate that we will face increased competition in the future as competitors enhance their product offerings and new competitors emerge. For example, our largest customer, Scientific Atlanta, has a product that competes with our Chameleon vidX product line. Scientific-Atlanta has significant greater resources and industry clout and, therefore, could threaten the viability of our business. And historically as our largest customer, any change in the level of business that we do with Scientific-Atlanta could have an adverse material impact on our business.

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

Our existing capital resources are insufficient to enable us to continue operations as currently conducted. THE CASH CRISIS IS VERY SERIOUS. Our independent auditors’ opinion expresses substantial doubt about our ability to continue as a going concern.

We need additional funding to meet current commitments and continue development of our business. We currently have the cash resources to continue our business at its current levels only for our immediate needs. If we do not receive additional funding, our ability to continue as a going concern cannot be assured. See “Liquidity and Capital Resources.”

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

Competitive Proprietary Technology . Our technology uses non-proprietary industry standard interfaces and designs for video transport (known as IP/gigabit Ethernet). We are aware that Scientific-Atlanta has developed a product line that operates with Resilient Packet Ring (or “RPR”), an alternative to the open industry standard of IP/gigabit Ethernet.

We believe transporting video directly over a proprietary standard such as RPR eliminates the flexibility offered through open standards such as IP/gigabit Ethernet. Nonetheless, Scientific-Atlanta’s development, marketing and sale of its RPR-based products may compete directly with our development, marketing and sales efforts. Since Scientific-Atlanta has greater financial and other resources than we do, Scientific-Atlanta may be able to develop its RPR-based products more rapidly and market its RPR-based products more extensively than we can. Because of Scientific-Atlanta’s name recognition, industry-reputation and other reasons, Scientific-Atlanta’s RPR-based products could become the standard for delivery of real-time, broadcast-quality video, in which case the sale of our products could materially suffer. RPR-based products may be superior to ours in terms of price or performance, or inferior to ours but backed by superior marketing and support capabilities. As a result, we may not be able to compete successfully with Scientific-Atlanta, and our ability to gain market share for our products could be adversely affected.

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

CHANGES IN THE MIX OF OUR PRODUCT SALES, PRODUCT DISTRIBUTION MODEL OR CUSTOMER BASE COULD NEGATIVELY IMPACT OUR SALES AND MARGINS.

We may encounter a shift the mix of the various products that we sell—products that have varying selling prices based in part on the type of product sold, applicable sales discounts, licensed product feature sets, whether we sell our products as an OEM, and whether the sale is a direct sale or an indirect channel sale through our VARs and resellers. Any change in any of these variables could result in a material adverse impact on our gross sales, gross margins and operating results.

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

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION.

We may attempt to acquire businesses or technologies that we believe are a strategic fit with our business. We currently have no commitments or agreements for any material acquisition and no material acquisition is currently being pursued. We believe that any future acquisition may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Since we will not be able to accurately predict these difficulties and expenditures, it is possible that these costs may outweigh the value we realize from a future acquisition. Future acquisitions could result in issuances of equity securities that would reduce our stockholders’ ownership interest, the incurrence of debt, contingent liabilities or amortization of expenses related to goodwill or other intangible assets and the incurrence of large, immediate write-offs.

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

OUR EXECUTIVE OFFICERS, DIRECTORS AND 5% STOCKHOLDERS WILL BE ABLE TO EXERCISE SUBSTANTIAL CONTROL OVER ALL MATTERS REQUIRING SHAREHOLDER APPROVAL.

As of December 31, 2002, a small number of our executive officers, directors and 5% stockholders, beneficially own, in the aggregate, approximately 45% of our outstanding common stock. As a result, these stockholders (or subgroups of them) retain substantial control over matters requiring approval by our stockholders, such as the election of directors and approval of significant corporate transactions. Pursuant to the terms of a stockholders’ agreement dated April 10, 2000 with Leitch Technology Corporation (“Leitch”), Ronald D. Fellman and Douglas A. Palmer, have agreed to vote all securities of Path 1 held by them in favor of designees of Leitch for two positions on our Board of Directors, for as long as Leitch continues to hold at least 20% of our capital stock (on an as-converted, as-exercised, fully-diluted basis). As of December 31, 2002, Leitch did not hold at least 20% of our stock on an as-converted, as-exercised, fully-diluted basis and thus is not entitled to designate director nominees.

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

The number of shares of common stock subject to currently outstanding options under the 2000 Plan, as well as shares of common stock subject to options granted other than under the 2000 Plan, exceeds 30% of the total number of shares of our currently outstanding common stock. The California Department of Corporations has issued regulations for companies seeking qualification of stock option plans, which regulations require that the total number of shares issuable upon exercise of all options shall not exceed 30% of such companies’ outstanding shares, unless a percentage higher than 30% is approved by at least two-thirds of the outstanding shares entitled to vote. We unsuccessfully sought to obtain this two-thirds supermajority vote of the outstanding shares pursuant to a written consent solicitation of our stockholders under a Proxy Statement filed with the Securities and Exchange Commission on December 31, 2001. Therefore, the issuance of further stock options and shares under the 2000 Plan to persons other than officers, directors and previous optionees requires qualification, is restricted under the “blue sky” securities provisions of the California Corporations Code. As a result, our ability to grant options and stock as a means of attracting and retaining employees and directors will be materially impaired.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the OTC Bulletin Board under the symbol “PNWK.” The following table sets forth the range of high and low bid prices on the OTC Bulletin Board of our Class A Common Stock (which we simply renamed “common stock” in 2002) for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

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

See Note 8 in the consolidated financial statements included in this report for equity compensation plan information.

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

	Years ended December 31,				Period from January 30, 1998 (inception) to December 31, 1998
	2002	2001	2000	1999
STATEMENT OF OPERATIONS DATA:
Revenues	$2,722	$1,969	$—	$—	$—
Gross profit	$1,209	$596	$—	$—	$—
Operating loss	$(4,228)	$(2,050)	$(13,468)	$(4,000)	$(2,671)
Loss from continuing operations	$(5,837)	$(2,855)	$(13,120)	$(4,014)	$(2,664)
Discontinued operations	$(317)	$(1,829)	$—	$—	$—
Net loss	$(6,154)	$(4,684)	$(13,120)	$(4,014)	$(2,664)
BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities	$396	$1,733	$11,484	$454	$119
Working capital	$(769)	$271	$8,971	$258	$74
Total assets	$1,633	$3,418	$12,304	$712	$312
Total stockholders’ (deficit) equity	$(539)	$1,349	$9,614	$430	$256

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The following discussion of our financial condition contains certain statements that are not strictly historical and are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a high degree of risk and uncertainty. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Actual events or results may differ materially.

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

Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under the caption “Risk Factors” included herein. These are factors that we think could cause our actual results to differ materially from expected and historical events.

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

In 2001, we acquired our Silicon Systems (“Sistolic”) business unit. After making a significant investment in Sistolic, we decided in April 2002 to discontinue and sell Sistolic. Our resources did not allow us to continue to operate both Sistolic and our core video solutions business due principally to the cash burn rate of both businesses and our limited resources. Our decision cut our losses on Sistolic was also spurred by disappointments in Sistolic’s business progress, our recognition of the difficultly in managing a Romanian-based business unit, and our judgment that focusing our limited resources on our core video solutions business would provide a better return for our stockholders.

Since our inception on January 30, 1998, we have financed our operations primarily through the sale of common equity securities to investors and strategic partners, as well as from the issuance of convertible notes. From January 30, 1998 through December 31, 2002, we incurred losses totaling $30.6 million. We do not believe that our existing capital resources will enable us to fund operations for the next twelve months. At December 31, 2002, we had negative working capital of $769,000, and a decrease of $785,000 in cash and cash equivalents compared to December 31, 2001. Our existing capital resources are insufficient to enable us to continue operations as currently conducted. THE CASH CRISIS IS VERY SERIOUS. Our independent auditors’ opinion expresses substantial doubt about our ability to continue as a going concern.

Many emerging companies’ operating results are affected by charges for stock based compensation. In 2000 and 2001, these effects were particularly large for us due to our decision to issue stock options for Class B Common Stock, which was “junior common stock”. All options overlying junior common stock are subject to variable accounting treatment, and require a new measurement date each quarter. By October 2001, we had issued an unusually high number of options compared to many other publicly traded companies, and almost all of such options were for Class B Common Stock. Accordingly, when our stock price rose (as it did in 2000), we recorded very large amounts of stock-based compensation expense. When our stock price fell (as it did in 2001), we reversed earlier charges and recorded very large amounts of stock-based compensation benefit, or “negative expense”. Because the wide fluctuations were found undesirable, we instituted a program in which we issued 2,636,148 new Class A Common Stock options in October 2001 in exchange for all outstanding Class B Common Stock options. Class A Common Stock, which is now known simply as our Common Stock, is not junior common stock. The October 2001 transaction, while not insulating us from all future fluctuations in stock-based compensation changes arising from variable accounting treatment, is expected to reduce the size of such fluctuations significantly from what they would have been if we had continued with Class B Common Stock options.

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

In 2002, we underwent a substantial transformation to developing and selling broadcast video gateway products from our previous business of contract research and development for third parties. In early 2002, we began making the first commercial sales of our video gateway product—the Cx1000. All of our product sales in 2002 resulted from the sales of video gateway or router products—primarily to customers in the long haul broadcast and cable markets. Approximately 66% of our revenues in 2002 were from sales in the cable market.

Our 2002 revenues reflect our transition to developing and selling video gateway or router products and away from providing contract research and development services. Our first significant product sales occurred in 2002. We expect the trend of revenue being reliant on product sales to continue in the future. This is because our business model is focused on selling products in an effort to establish an installed product base. We will then be able to develop additional revenue from feature upgrades that are made possible by the architecture of our products and other services related to those products.

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

ENGINEERING, RESEARCH AND DEVELOPMENT

Engineering, research and development expenses in 2002 decreased 16% to $1.5 million from $1.78 million in 2001. The decrease in engineering, research and development expenses was due to reducing our use of and reliance on independent software and other engineering consultants as a result of our transition to a products- based company.

SALES AND MARKETING

Our sales and marketing expenses increased nearly 69% to $639,000 in 2002 from $378,000 in 2001. The 69% increase in 2002 over 2001 resulted from increased headcount and employee-related expenses, and higher spending for advertising, consulting, marketing campaigns and channel partner or reseller programs related to the sale of our products.

GENERAL AND ADMINISTRATIVE

Our general and administrative expenses decreased nearly 35% to $2.6 million in 2002 from $3.99 million in 2001. This decline is principally a result of our cost reduction programs implemented in 2002 that included headcount reductions and lower overall spending for general and administrative functions. The 35% decline also resulted from the $689,000 write down (asset impairment charge) in 2001 of acquired technology related to Sistolic; no such write down was taken in 2002. General and administrative expenses also declined in 2002 (to a lesser degree) due to reduced G&A salaries and related employee expenses, lower employee recruitment and relocation, reduced investor relations-related expenses and reduced rent expenses resulting from our move to a new, lower-cost headquarters.

Our general and administrative expenses include the costs related to general management, finance, legal, information technology, investor relations, and other administrative functions. Such costs include, but are not limited to, salaries, employee benefits, rent, utilities, telephone and internet, insurance, legal, accounting, and consulting and management fees. Also included in general and administrative expenses is debt conversion expense related to the conversion of our convertible debentures.

STOCK-BASED COMPENSATION

Stock-based compensation expense is a non-cash item that is recognized in association with stock options having exercise prices below estimated fair value and/or which overlie junior common stock. Stock-based compensation expense is calculated as the difference between exercise prices and estimated fair market on the date of grant or subsequent measurement date. If the options are subject to variable accounting treatment, then each quarter additional compensation expense, either positive or negative, is recognized based on the fair market value of our common stock in accordance with the provisions of variable stock option accounting. In 2002, we recorded a non-cash compensation charge of $253,000 related to stock options, compared to a non-cash stock compensation benefit of approximately $3.1 million in 2001. Stock-based compensation expense may continue to fluctuate, in material amounts, as the fair market value of our common stock increases or decreases. In October 2001, we issued 2,636,148 Class A Common Stock options in exchange for all 2,636,148 of the outstanding Class B Common Stock options (this Class A Common Stock was subsequently reclassified as “common stock” in February 2002). As options for the Class B Common Stock had been subject to variable accounting treatment because Class B Common Stock was junior common stock, the effect of this option exchange was to provide a final measurement date for employee options and fix previously expensed consultant options. The net effect was to minimize the future effect of variable accounting treatment on our stock options.

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

DISCONTINUED OPERATIONS

We decided to dispose of our Silicon Systems business unit (“Sistolic”) after a large semiconductor company, with whom we entered into a non-exclusive licensing agreement and an engineering services agreement related to Sistolic’s technology, informed us that they were terminating their agreements in March 2002. Due to this material and adverse turn of events, we decided that we could no longer sustain the negative cash flow from Sistolic. On April 3, 2002, we disposed of the assets of this business unit back to Metar SRL and its President (“Executive”) in exchange for the elimination of our remaining obligations to Metar SRL and its affiliates, including the payable of $686,000, the return of all stock options granted to the Executive and the Romanian employees, and a confirmation that performance criteria specified in the Executive’s employment agreement with us related to a potential $4 million bonus were never met by him. We also received a limited use license to the business unit’s intellectual property. In addition, the Romanian facility lease was transferred to Metar SRL and the Romanian employment contracts were terminated. Metar SRL was permitted to hire any and all Romanian employees. Metar SRL also received 35,000 shares of our common stock. The Executive resigned on March 27, 2002, as an officer of the Company in anticipation of this transaction.

Sistolic’s results of operations for 2002 and 2001 have been included in discontinued operations. We recorded a loss of $317,000 from discontinued operations for 2002. Our loss from discontinued operations for 2001 was $1,829,000.

NET LOSSES

Our losses for the years ended 2002 and 2001 reflect both continuing and discontinued operations. In April 2002, as described above, we disposed of our Silicon Systems business unit (“Sistolic”), and the losses related to the disposal of Sistolic for the years 2002 and 2001 have been included in discontinued operations.

We have limited sales history and insight into trends that may affect our business and operations. Our future operating results could fluctuate significantly from period to period because sales prospects are uncertain, and because of:

•	Decreased or increased spending on new products (such as ours) by service providers and their suppliers;

•	Timing of new product offerings;

•	Competition;

•	Our ability to establish channel partners, and

•	Demand for and pricing of the products that we offer.

We have incurred operating losses since inception in January 1998, and expect to incur losses for at least the next several quarters.

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

STOCK-BASED COMPENSATION

Stock-based compensation expense is a non-cash item that is recognized in association with stock options having exercise prices below estimated fair value and/or which overlie junior common stock. Stock-based compensation expense is calculated as the difference between exercise prices and estimated fair market on the date of grant or subsequent measurement date. If the options are subject to variable accounting treatment, then each quarter additional compensation expense, either positive or negative, is recognized based on the fair market value of our common stock in accordance with the provisions of variable stock option accounting. We recognized a $3.1 million non-cash benefit in 2001 due to a lower stock price relative to the previous year, versus a $4.4 million non-cash charge in 2000. In October 2001, we issued 2,636,148 Class A Common Stock options in exchange for all 2,636,148 of the outstanding Class B Common Stock options (this Class A Common Stock was subsequently reclassified as “common stock” in February 2002). As options for the Class B Common Stock had been subject to variable accounting treatment because Class B Common Stock was junior common stock, the effect of this option exchange was to provide a final measurement date for employee options and fix previously expensed consultant options. The net effect was to minimize the future effect of variable accounting treatment on our stock options.

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

Our plans are to reduce costs in all areas of our operating plan until sufficient capital is raised to support our growth and more substantial product orders materialize; however, even with our cost reduction plans, we need to raise additional funding to continue as a going concern. In the event we do not receive additional funding, our plans may include, but are not necessarily limited to: 1) further reducing costs and focusing on selling existing products and services; 2) selling the Company’s assets through a merger or acquisition; or 3) seeking protection under bankruptcy statutes. Without additional financing, we may be required to further delay, reduce the scope of, or eliminate one or more of our research and development projects and significantly reduce our expenditures on product deployment, and we may not be able to continue as a going concern.

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

Because the Euro notes’ conversion price was below the trading market price of stock on the day the Euro notes were issued, this resulted in an embedded, beneficial conversion element. As a result, we recorded a debt discount of $301,000 and this will be accreted over the life of the debt or sooner in the event of conversion. Through December 31, 2002, approximately 76% of the note holders converted their notes into the Company’s common stock. Upon conversion, the Company expensed warrants to purchase 674,654 shares of common stock at $1.60 per share for $293,000. The warrants are fully vested and expire in June 2007. In 2002, we recorded non-cash interest expense of $573,000 relating to amortization of debt discount and issuance of common stock warrants related to the Euro notes.

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

Our existing capital resources are insufficient to enable us to continue operations as currently conducted. THE CASH CRISIS IS VERY SERIOUS. Our independent auditors’ opinion expresses substantial doubt about our ability to continue as a going concern. We have lost nearly $31 million since we commenced operations, and our funding efforts to date have not been adequate to meet our needs. We anticipate that we will need approximately $6 million in additional financing to continue to fund operations throughout 2003. Planned increases in expenses for growth of our business are contingent on securing this additional funding.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to customer revenues, bad debts, inventories, intangible assets, income taxes, restructuring costs and contingencies and litigation. We base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

ITEM 8. FINANCIAL STATEMENTS

The Company’s consolidated financial statements at December 31, 2002, 2001 and 2000 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2002, 2001, and 2000, are included in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 30, 2002, we announced that we engaged the accounting firm of Swenson Advisors, LLP as our independent accountants for the remainder of the year ended December 31, 2002.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be set forth under the captions “Election of Directors”, Executive Officers” and “Section 16(a) Beneficial Ownership Compliance” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2003 Annual Meeting of Stockholders (the “Proxy Statement”), which is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Executive Compensation”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Certain Relationships and Related Transactions”.

ITEM 14. STATEMENT ON DISCLOSURE CONTROLS AND PROCEDURES

(A) EVALUATION OF CONTROLS AND PROCEDURES

Within 90 days before the filing of this report, our Chief Executive Officer, Mr. Cary, and Chief Financial Officer, Mr. Zavoli, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, Mr. Cary and Mr. Zavoli concluded that our disclosure controls and procedures are effective in causing material information to be collected, communicated and analyzed by management of the Company on a timely basis and to ensure that the quality and timeliness of the Company’s public disclosures comply with its SEC disclosure obligations.

(B) CHANGES IN INTERNAL CONTROLS

There were no significant changes in our internal controls or in other factors that could significantly affect these controls after the date of our most recent evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)	Documents Filed as Part of This Report

1.	The following financial statements are filed as a part of this report under Item 8—Financial Statements and Supplementary Data:

Report of Swenson Advisors LLP, Independent Accountants

Report of Ernst & Young LLP, Independent Accountants

•	Consolidated Balance Sheets

•	Consolidated Statements of Operations

•	Consolidated Statements of Stockholders’ Equity

•	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements

2.	Financial statement schedules.

3.	Exhibits: The exhibits filed with this report, or incorporated by reference herein, are set forth on the Exhibit Index included herein.

Exhibit Number	Description

2.1	Sale Purchase Agreement among us, Metar ADC and Michael Florea, Dated October 13, 2000. (1)

3.1	Certificate of Incorporation, as amended. (2)

3.1.1	Certificate of Amendment of Certificate of Incorporation, as filed with the Delaware Secretary of State on February 28, 2002. (3)

3.2	Amended and Restated Bylaws. (2)

10.1	Consent to Sublease Agreement with Pointe Camino Windell, LLC and Qualcomm Inc. dated June 6, 2002. (1A)

10.2	Stockholders’ Agreement, by and among us, Leitch Technology Corporation, Ronald D. Fellman, Douglas A. Palmer and Michael T. Elliott, dated April 7, 2000. (2)

10.3	Agreement of Purchase and Sale by and between us and Leitch Technology Corporation, dated April 10, 2000. (2)

10.4+	Technology License Agreement between us and Leitch Technology corporation, dated April 10, 2000. (2)

10.5	Settlement Agreement and Mutual Release among Path 1 Network Technologies Inc., Douglas A. Palmer, Ronald D. Fellman, Linda Palmer, Franklin Felber and Merril Felber dated January 4, 2001. (6)

10.6	Path 1 Network Technologies Inc. 2000 Stock Option/Stock Issuance Plan. (7)

10.7	Form of Notice of Grant under the 2000 Stock Option/Stock Issuance Plan. (7)

10.8	Form of Stock Option Agreement under the 2000 Stock Option/Stock Issuance Plan. (7)

10.9#	Employment Agreement between us and Yendo Hu dated August 31, 1999. (2)

10.10#	Employment Agreement between us and Michael T. Elliott dated April 7, 2000. (2)

10.11#	Employment Separation/Consulting Agreement and General Release with Michael Elliott dated April 4, 2001. (8)

10.12#	Agreement with James Bixby, Director, dated December 22, 2000. (1A)

10.13#	Employment Agreement with Alan Remen dated May 5, 2000. (1A)

10.14#	Separation and General Release between us and Alan Remen dated January 8, 2002. (3)

10.15#	Consulting Agreement between us and Alan Remen dated January 8, 2002. (3)

10.16#	Employment Agreement with Michael Florea, dated October 13, 2000, as amended by Amendment No. 1 to the Employment Agreement of Michael Florea dated December 19, 2000. (5)

10.17	Separation and Sale Agreement among us, Metar ADC SRL, and Michael Florea, dated as of April 1, 2002 but executed and delivered April 3, 2002. (14)

10.18	Letter of resignation from Douglas A. Palmer dated May 24, 2002. (13)

10.19#	Consulting Agreement with Douglas A. Palmer dated May 24, 2002. (13)

10.20#	Letter Agreement with Douglas A. Palmer dated December 27, 2002. (1A)

10.21#	Employment Agreement with Richard B. Slansky dated May 5, 2000. (3)

10.22#	Separation and General Release with Richard B. Slansky dated July 8, 2002. (13)

10.23#	Employment Agreement with Frederick A. Cary, dated September 7, 2001. (8)

Exhibit Number	Description

10.24#	Agreement with Robert Packer, Director, dated September 28, 2001. (1A)

10.25#	Employment Agreement with David A. Carnevale dated November 6, 2001. (1A)

10.26#	Consulting Agreement with Robert Clasen dated July 20, 2002, as amended by Consulting Agreement Addendum dated September 16, 2002. (1A)

10.27#	Consulting Agreement with Moshe Nazarathy dated September 25, 2002. (1A)

10.28#	Agreement with Moshe Nazarathy, Director, dated September 25, 2002. (1A)

10.29#	Employment Agreement with John R. Zavoli dated October 16, 2002. (1A)

10.30#	Severance Agreement and Technology License Agreement with Ronald D. Fellman dated January 7, 2003. (1A)

10.31#	Employment Agreement with Pat Bohana dated February 21, 2003. (1A)

10.32#	Consulting Agreement with Del Mar Consulting Group, Inc. dated November 27, 2002. (1A)

10.33	Non-Qualified Stock Option Agreement with Del Mar Consulting Group, Inc. dated November 30, 2002. (1A)

10.34	Subscription Agreement between us and Meewui de Kraker dated, October 24, 2001. (3)

10.35	Promissory note between us and Meewui de Kraker, dated October 24, 2001. (3)

10.36	Stock Pledge Agreement between us and Meewui de Kraker, dated October 24, 2001. (3)

10.37	Default Judgement obtained against Meeuwi deKraker filed on October 21, 2002. (1A)

10.38	Technology License Agreement between us and Visionary Solutions dated December 11, 2001. (3)

10.39	Common Stock Purchase Agreement between us and DTKA Holdings Limited, dated January 17, 2002. (9)

10.40	Registration Rights Agreement between us and DTKA Holdings Limited, dated January 17, 2002. (9)

10.41	Path 1 Network Technologies 2001 Employee Stock Purchase Plan. (6) (14)

10.42	Private Placement of up to $5 million in Unregistered Securities and Warrants dated January 13, 2002. (14)

10.43	Securities Purchase Agreement with the April and May European investors. (12)

10.44	Form of Convertible Note issued to the April and May European investors. (12)

10.45	Form of Warrant issued to the April and May European investors. (12)

10.46	Securities Purchase Agreement between us and Laurus Master Fund, Ltd. (10)

10.47	$1,250,000 convertible promissory note issued to Laurus Master Fund, Ltd. (10)

10.48	125,000 warrants issued to Laurus Master Fund, Ltd. (10)

10.49	Securities Purchase Agreement dated November 7, 2002 by and between Path 1 and Laurus Master Fund, Ltd. (11)

10.50	Allonge to Convertible Note Dated May 16, 2002 dated November 7, 2002 with Path 1 and Laurus Master Fund, Ltd. (11)

10.51	Allonge to Warrant Dated May 16, 2002 dated November 7, 2002 with Path 1 and Laurus Master Fund, Ltd. (11)

Exhibit Number		Description

10.52		Purchase and Security Agreement dated February 13, 2003 with Laurus Master Fund, Ltd. (1A)

10.53		Registration Rights Agreement dated February 13, 2003 with Laurus Master Fund, Ltd. (1A)

10.54		Allonge to Convertible Note Dated May 16, 2002 and November 7, 2002 with Laurus Master Fund, Ltd. dated February 13, 2003. (1A)

10.55		Form of Convertible Note with Laurus Master Fund, Ltd. dated February 13, 2002. (1A)

10.56		Form of Warrant with Laurus Master Fund, Ltd. dated February 13, 2002. (1A)

10.57		Reseller Agreement with Internet Photonics, Inc. dated October 11, 2002. (1A)

10.58		Product Development and Supply Agreement dated September 9, 2002. (1A)

21		List of subsidiaries. (10)

23.1	*	Consent of Swenson Advisors LLP.

23.2	*	Consent of Ernst & Young LLP.

24	*	Power of Attorney

31	*	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	*	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith

#	Indicates management contract or compensatory plan or arrangement.

+	Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the “Mark”). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to the Company’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934.

(1)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Form 8-K filed with the Commission on October 30, 2000.

(1A)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Form 10-K filed with the Commission on March 31, 2003.

(2)	This exhibit was filed as a part of, and is hereby incorporated by reference to, our Registration Statement on Form 10 filed with the Securities and Exchange Commission (the “Commission”) on May 23, 2000, as amended by Form 10/A filed with Commission on June 19, 2000.

(3)	This exhibit was previously filed as a part of, and is hereby the incorporated by reference to, our Annual Report on Form 10K for the year ended December 31, 2001, filed with the Commission on April 15, 2002.

(3)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the Commission on March 29, 2001.

(4)	This exhibit was previously filed as a part of, and is hereby the incorporated by reference to, our Annual Report on Form 10K for the year ended December 31, 2000, filed with the Commission on March 29, 2001.

(5)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Current Report on Form 8-K, filed with the Commission on January 31, 2001.

(6)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Registration Statement on Form S-8, filed with the Commission on September 21, 2001 and our Registration Statement on Form S-8, filed with the Commission on August 28, 2002.

(7)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the Commission on August 14, 2001.

(8)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 13, 2001.

(9)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, Our Current Report on Form 8-K, filed with the Commission on January 29, 2002.

(10)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Registration Statement on Form SB-2, filed with the commission on June 7, 2002.

(11)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2002.

(12)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Registration Statement on Form SB-2 filed on August 7, 2002, and Form SB-2/A filed on August 26, 2002

(13)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Commission on August 14, 2002.

(14)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Commission on May 15, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 26, 2004

PATH 1 NETWORK TECHNOLOGIES INC.

By:	/s/ FREDERICK A. CARY

Frederick A. Cary President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FREDERICK A. CARY Frederick A. Cary	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	January 26, 2004

/s/ JOHN R. ZAVOLI John R. Zavoli	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	January 26, 2004

/s/ ROBERT L. PACKER Robert L. Packer	Director	January 26, 2004

/s/ ROBERT CLASEN Robert Clasen	Director	January 26, 2004

/s/ JAMES A. BIXBY James A. Bixby	Director	January 26, 2004

/s/ MOSHE NAZARATHY Moshe Nazarathy	Director	January 26, 2004

Exhibit Number	Description

2.1	Sale Purchase Agreement among us, Metar ADC and Michael Florea, Dated October 13, 2000. (1)

3.1	Certificate of Incorporation, as amended. (2)

3.1.1	Certificate of Amendment of Certificate of Incorporation, as filed with the Delaware Secretary of State on February 28, 2002. (3)

3.2	Amended and Restated Bylaws. (2)

10.1	Consent to Sublease Agreement with Pointe Camino Windell, LLC and Qualcomm Inc. dated June 6, 2002. (1A)

10.2	Stockholders’ Agreement, by and among us, Leitch Technology Corporation, Ronald D. Fellman, Douglas A. Palmer and Michael T. Elliott, dated April 7, 2000. (2)

10.3	Agreement of Purchase and Sale by and between us and Leitch Technology Corporation, dated April 10, 2000. (2)

10.4+	Technology License Agreement between us and Leitch Technology corporation, dated April 10, 2000. (2)

10.5	Settlement Agreement and Mutual Release among Path 1 Network Technologies Inc., Douglas A. Palmer, Ronald D. Fellman, Linda Palmer, Franklin Felber and Merril Felber dated January 4, 2001. (6)

10.6	Path 1 Network Technologies Inc. 2000 Stock Option/Stock Issuance Plan. (7)

10.7	Form of Notice of Grant under the 2000 Stock Option/Stock Issuance Plan. (7)

10.8	Form of Stock Option Agreement under the 2000 Stock Option/Stock Issuance Plan. (7)

10.9#	Employment Agreement between us and Yendo Hu dated August 31, 1999. (2)

10.10#	Employment Agreement between us and Michael T. Elliott dated April 7, 2000. (2)

10.11#	Employment Separation/Consulting Agreement and General Release with Michael Elliott dated April 4, 2001. (8)

10.12#	Agreement with James Bixby, Director, dated December 22, 2000. (1A)

10.13#	Employment Agreement with Alan Remen dated May 5, 2000. (1A)

10.14#	Separation and General Release between us and Alan Remen dated January 8, 2002. (3)

10.15#	Consulting Agreement between us and Alan Remen dated January 8, 2002. (3)

10.16#	Employment Agreement with Michael Florea, dated October 13, 2000, as amended by Amendment No. 1 to the Employment Agreement of Michael Florea dated December 19, 2000. (5)

10.17	Separation and Sale Agreement among us, Metar ADC SRL, and Michael Florea, dated as of April 1, 2002 but executed and delivered April 3, 2002. (14)

10.18	Letter of resignation from Douglas A. Palmer dated May 24, 2002. (13)

10.19#	Consulting Agreement with Douglas A. Palmer dated May 24, 2002. (13)

10.20#	Letter Agreement with Douglas A. Palmer dated December 27, 2002. (1A)

10.21#	Employment Agreement with Richard B. Slansky dated May 5, 2000. (3)

10.22#	Separation and General Release with Richard B. Slansky dated July 8, 2002. (13)

10.23#	Employment Agreement with Frederick A. Cary, dated September 7, 2001. (8)

Exhibit Number	Description

10.24#	Agreement with Robert Packer, Director, dated September 28, 2001. (1A)

10.25#	Employment Agreement with David A. Carnevale dated November 6, 2001. (1A)

10.26#	Consulting Agreement with Robert Clasen dated July 20, 2002, as amended by Consulting Agreement Addendum dated September 16, 2002. (1A)

10.27#	Consulting Agreement with Moshe Nazarathy dated September 25, 2002. (1A)

10.28#	Agreement with Moshe Nazarathy, Director, dated September 25, 2002. (1A)

10.29#	Employment Agreement with John R. Zavoli dated October 16, 2002. (1A)

10.30#	Severance Agreement and Technology License Agreement with Ronald D. Fellman dated January 7, 2003. (1A)

10.31#	Employment Agreement with Pat Bohana dated February 21, 2003. (1A)

10.32#	Consulting Agreement with Del Mar Consulting Group, Inc. dated November 27, 2002. (1A)

10.33	Non-Qualified Stock Option Agreement with Del Mar Consulting Group, Inc. dated November 30, 2002. (1A)

10.34	Subscription Agreement between us and Meewui de Kraker dated, October 24, 2001. (3)

10.35	Promissory note between us and Meewui de Kraker, dated October 24, 2001. (3)

10.36	Stock Pledge Agreement between us and Meewui de Kraker, dated October 24, 2001. (3)

10.37	Default Judgement obtained against Meeuwi deKraker filed on October 21, 2002. (1A)

10.38	Technology License Agreement between us and Visionary Solutions dated December 11, 2001. (3)

10.39	Common Stock Purchase Agreement between us and DTKA Holdings Limited, dated January 17, 2002. (9)

10.40	Registration Rights Agreement between us and DTKA Holdings Limited, dated January 17, 2002. (9)

10.41	Path 1 Network Technologies 2001 Employee Stock Purchase Plan. (6) (14)

10.42	Private Placement of up to $5 million in Unregistered Securities and Warrants dated January 13, 2002. (14)

10.43	Securities Purchase Agreement with the April and May European investors. (12)

10.44	Form of Convertible Note issued to the April and May European investors. (12)

10.45	Form of Warrant issued to the April and May European investors. (12)

10.46	Securities Purchase Agreement between us and Laurus Master Fund, Ltd. (10)

10.47	$1,250,000 convertible promissory note issued to Laurus Master Fund, Ltd. (10)

10.48	125,000 warrants issued to Laurus Master Fund, Ltd. (10)

10.49	Securities Purchase Agreement dated November 7, 2002 by and between Path 1 and Laurus Master Fund, Ltd. (11)

10.50	Allonge to Convertible Note Dated May 16, 2002 dated November 7, 2002 with Path 1 and Laurus Master Fund, Ltd. (11)

10.51	Allonge to Warrant Dated May 16, 2002 dated November 7, 2002 with Path 1 and Laurus Master Fund, Ltd. (11)

Exhibit Number		Description

10.52		Purchase and Security Agreement dated February 13, 2003 with Laurus Master Fund, Ltd. (1A)

10.53		Registration Rights Agreement dated February 13, 2003 with Laurus Master Fund, Ltd. (1A)

10.54		Allonge to Convertible Note Dated May 16, 2002 and November 7, 2002 with Laurus Master Fund, Ltd. dated February 13, 2003. (1A)

10.55		Form of Convertible Note with Laurus Master Fund, Ltd. dated February 13, 2002. (1A)

10.56		Form of Warrant with Laurus Master Fund, Ltd. dated February 13, 2002. (1A)

10.57		Reseller Agreement with Internet Photonics, Inc. dated October 11, 2002. (1A)

10.58		Product Development and Supply Agreement dated September 9, 2002. (1A)

21		List of subsidiaries. (10)

23.1	*	Consent of Swenson Advisors LLP.

23.2	*	Consent of Ernst & Young LLP.

24	*	Power of Attorney

31	*	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	*	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith

#	Indicates management contract or compensatory plan or arrangement.

+	Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the “Mark”). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to the Company’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934.

(1)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Form 8-K filed with the Commission on October 30, 2000.

(2)	This exhibit was filed as a part of, and is hereby incorporated by reference to, our Registration Statement on Form 10 filed with the Securities and Exchange Commission (the “Commission”) on May 23, 2000, as amended by Form 10/A filed with Commission on June 19, 2000.

(3)	This exhibit was previously filed as a part of, and is hereby the incorporated by reference to, our Annual Report on Form 10K for the year ended December 31, 2001, filed with the Commission on April 15, 2002.

(3)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the Commission on March 29, 2001.

(4)	This exhibit was previously filed as a part of, and is hereby the incorporated by reference to, our Annual Report on Form 10K for the year ended December 31, 2000, filed with the Commission on March 29, 2001.

(5)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Current Report on Form 8-K, filed with the Commission on January 31, 2001.

(6)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Registration Statement on Form S-8, filed with the Commission on September 21, 2001 and our Registration Statement on Form S-8, filed with the Commission on August 28, 2002.

(7)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the Commission on August 14, 2001.

(8)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 13, 2001.

(9)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, Our Current Report on Form 8-K, filed with the Commission on January 29, 2002.

(10)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Registration Statement on Form SB-2, filed with the commission on June 7, 2002.

(11)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2002.

(12)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Registration Statement on Form SB-2 filed on August 7, 2002, and Form SB-2/A filed on August 26, 2002

(13)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Commission on August 14, 2002.

(14)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Commission on May 15, 2002.

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders

Path 1 Network Technologies Inc.

We have audited the accompanying consolidated balance sheet of Path 1 Network Technologies Inc. (a Delaware corporation) and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Path 1 Network Technologies Inc. as of December 31, 2001 and 2000, were audited by other auditors whose report dated February 15, 2002, and included in this Form 10-K, on those statements included an explanatory paragraph describing conditions that raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying consolidated financial statements have been prepared assuming that Path 1 Network Technologies Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred significant recurring operating losses, has an accumulated deficit of $30.6 million and needs to raise additional capital to fund its operations in 2003. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ SWENSON ADVISORS LLP

An Accountancy Firm

San Diego, California

March 28, 2003

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Path 1 Network Technologies Inc.

We have audited the accompanying consolidated balance sheet of Path 1 Network Technologies Inc. as of December 31, 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that Path 1 Network Technologies Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has an accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

San Diego, California

February 15, 2002

PATH 1 NETWORK TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except for share data)

	DECEMBER 31,
	2002	2001
ASSETS
Current assets
Cash and cash equivalents	$396	$1,181
Marketable securities, available for sale	—	552
Accounts receivable, net	438	322
Inventory	393	78
Other current assets	15	207

Total current assets	1,242	2,340
Property and equipment, net	220	365
Assets of discontinued operations	—	702
Debt issuance costs, net	107	—
Other assets	64	11

Total assets	$1,633	$3,418

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued liabilities	$930	$898
Accrued compensation and benefits	157	469
Liabilities of discontinued operations	—	702
Current portion of notes payable	863	—
Deferred revenue	61	—

Total current liabilities	2,011	2,069
Notes payable (less current portion)	161	—

Total liabilities	2,172	2,069

Stockholders’ (deficit) equity
Preferred stock, $0.001 par value; no shares issued or outstanding	—	—
Common stock, $0.001 par value; Class A—40,000,000 shares authorized; 9,501,346 and 8,299,126 shares issued and outstanding at December 31, 2002, and December 31, 2001 respectively	10	8
Common stock to be issued	12	—
Additional paid-in capital	30,126	26,801
Notes receivable from stockholders	—	(86)
Deferred compensation	(50)	(276)
Accumulated other comprehensive loss	—	(616)
Accumulated deficit	(30,637)	(24,482)

Total stockholders’ (deficit) equity	(539)	1,349

Total liabilities and stockholders’ (deficit) equity	$1,633	$3,418

See accompanying notes to the consolidated financial statements.

PATH 1 NETWORK TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of dollars, except for per share data)

	YEARS ENDED DECEMBER 31,
	2002	2001	2000
Revenues
Product sales	$2,416	$519	$—
Contract services	116	1,450	—
License revenue	190	—	—

Total revenues	2,722	1,969	—

Cost of revenues
Cost of product sales	1,480	156	—
Cost of contract services	33	1,216	—

Total cost of revenues (exclusive of items shown separately below)	1,513	1,373	—

Gross profit	1,209	596	—

Operating expenses
Engineering research and development	1,476	1,788	3,535
Sales and marketing	639	378	1,184
General and administrative	2,608	3,989	2,784
Litigation settlement	—	(650)	1,400
Stock-based compensation (benefit)	253	(3,111)	4,421
Depreciation and amortization	461	253	144

Total operating expense	5,437	2,646	13,468

Operating loss	(4,228)	(2,050)	(13,468)
Other income (expense)
Interest income (expense), net	(1,019)	93	449
Restructuring charge	—	(221)	—
Loss on sale of securities	(590)	(677)	(101)

Total other income (expense)	(1,609)	(805)	348

Loss from continuing operations	(5,837)	(2,855)	(13,120)
Discontinued operations	(317)	(1,829)	—

Net loss	$(6,154)	$(4,684)	$(13,120)

Loss per common share—basic and diluted	$(0.71)	$(0.57)	$(1.78)

Weighted average common shares outstanding—basic and diluted	8,682	8,228	7,383

See accompanying notes to the consolidated financial statements.

PATH 1 NETWORK TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands of dollars, except for per share data)

For the years ended December 31, 2002, 2001 and 2000

	Series A Convertible Preferred Stock		Common Stock Class A		Additional Paid-in Capital
	Shares	Amount	Shares	Amount
Balance at December 31, 1999	$—	$—	$6,088	$6	$10,263
Issuance of common stock at $8.00 per share for cash, net of issuance costs of $379	—	—	600	1	4,421
Issuance of common stock at $8.00 per share for $10,120 in cash and 200,000 shares of Leitch common stock valued at $3.1 million, net of issuance costs of $100	—	—	1,286	1	13,221
Exercise of options to purchase common stock for cash	—	—	20	—	12
Exercise of options to purchase common stock in exchange for shareholder notes	—	—	190	—	114
Issuance of stock options to consultants for services	—	—	—	—	2,202
Deferred compensation related to employee stock options	—	—	—	—	2,062
Amortization of deferred compensation	—	—	—	—	—
Comprehensive loss:
Net loss for the year ended December 31, 2000	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	—
Net comprehensive loss	—	—	—	—	—

Balance at December 31, 2000	—	$—	$8,184	$8	$32,295

See accompanying notes to the consolidated financial statements.

PATH 1 NETWORK TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, US dollars, except for per share data)

For the years ended December 31, 2002, 2001 and 2000

	Notes Receivable from Stockholders	Accumulated Comprehensive Income (Loss)	Deferred Compensation	Accumulated Deficit	Total Stockholders Equity
Balance at December 31, 1999	$—	$—	$(3,161)	$(6,678)	$430
Issuance of common stock at $8.00 per share for cash, net of issuance costs of $379	—	—	—	—	4,422
Issuance of common stock at $8.00 per share for $10,120 in cash and 200,000 shares of Leitch common stock valued at $3.1 million, net of issuance costs of $100	—	—	—	—	13,222
Exercise of options to purchase common stock for cash	—	—	—	—	12
Exercise of options to purchase common stock in exchange for shareholder notes	(114)	—	—	—	—
Issuance of stock options to consultants for services	—	—	—	—	2,202
Deferred compensation related to employee stock options	—	—	(2,062)	—	—
Amortization of deferred compensation	—	—	2,218	—	2,218
Comprehensive loss:
Net loss for the year ended December 31, 2000	—	—	—	(13,120)	(13,120)
Unrealized gain on marketable securities	—	228	—	—	228
Net comprehensive loss	—	—	—	—	(12,892)

Balance at December 31, 2000	(114)	$228	$(3,005)	$(19,798)	$9,614

See accompanying notes to the consolidated financial statements.

PATH 1 NETWORK TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, US dollars, except for per share data)

For the years ended December 31, 2002, 2001 and 2000

	Series A Convertible Preferred Stock		Common Stock Class A		Additional Paid-in Capital
	Shares	Amount	Shares	Amount
Balance at December 31, 2000	—	$—	8,184	$8	$32,295
Exercise of options to purchase common stock for cash			50		65
Repayment of Stockholder loans
Exercise of options to purchase common stock in exchange for stockholder notes			66		143
Issuance of stock options to consultants for services			—		(774)
Deferred compensation related to employee stock options					(5,235)
Amortization of deferred compensation					—
Modification of employee stock options					169
Issuance of warrants to consultants					138
Comprehensive loss:
Net loss for the year ended December 31, 2001
Unrealized loss on marketable securities

Net comprehensive loss
Balance at December 31, 2001	—	$—	8,300	$8	$26,801

See accompanying notes to the consolidated financial statements.

PATH 1 NETWORK TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, US dollars, except for per share data)

For the years ended December 31, 2002, 2001 and 2000

	Notes Receivable from Stockholders	Accumulated Comprehensive Income (Loss)	Deferred Compensation	Accumulated Deficit	Total Stockholders Equity
Balance at December 31, 2000	(114)	$228	$(3,005)	$(19,798)	$9,614
Exercise of options to purchase common stock for cash					65
Repayment of Stockholder loans	171				171
Exercise of options to purchase common stock in exchange for stockholder notes	(143)				—
Issuance of stock options to consultants for services					(774)
Deferred compensation related to employee stock options			5,235		—
Amortization of deferred compensation			(2,506)		(2,506)
Modification of employee stock options					169
Issuance of warrants to consultants					138
Comprehensive loss:
Net loss for the year ended December 31, 2001				(4,684)	(4,684)
Unrealized loss on marketable securities					(844)
Net comprehensive loss					(5,528)

Balance at December 31, 2001	$(86)	$(616)	$(276)	$(24,482)	$1,349

See accompanying notes to the consolidated financial statements.

PATH 1 NETWORK TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, US dollars, except for per share data)

For the years ended December 31, 2002, 2001 and 2000

	Series A Convertible Preferred Stock		Common Stock Class A		Additional Paid-in Capital
	Shares	Amount	Shares	Amount
Balance at December 31, 2001			8,300	$8	$26,801
Exercise of options to purchase common stock for cash			51	0	58
Repayment of Stockholder loans
Issuance of stock options to consultants for services					50
Amortization of deferred compensation
Issuance of stock in litigation settlement			100	0	545
Issuance of stock to convertible note holders			1,016	1	1,108
Issuance of stock in disposition of Sistolic			35	0	61
Discount on notes payable					1,296
Debt conversion costs					207
Realized loss on marketable securities
Net loss for year ended December 31, 2002

Balance at December 31, 2002	—	$—	9,501	$10	$30,126

See accompanying notes to the consolidated financial statements.

PATH 1 NETWORK TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, US dollars, except for per share data)

For the years ended December 31, 2002, 2001 and 2000

	Notes Receivable from Stockholders	Accumulated Comprehensive Income (Loss)	Deferred Compensation	Accumulated Deficit
Balance at December 31, 2001	(86)	(616)	$(276)	$24,482
Exercise of options to purchase common stock for cash
Repayment of Stockholder loans	86
Issuance of stock options to consultants for services
Amortization of deferred compensation			226
Issuance of stock in litigation settlement
Issuance of stock to convertible note holders
Issuance of stock in disposition of Sistolic
Discount on notes payable
Debt conversion costs
Realized loss on marketable securities		616
Net loss for year ended December 31, 2002				(6,154)

Balance at December 31, 2002	$—	$—	$(50)	$(30,637)

See accompanying notes to the consolidated financial statements.

PATH 1 NETWORK TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, US dollars, except for per share data)

For the years ended December 31, 2002, 2001 and 2000

	Common Stock To Be Issued	Total Stockholders Equity
Balance at December 31, 2001	$—	$1,349
Exercise of options to purchase common stock for cash		58
Repayment of Stockholder loans		86
Issuance of stock options to consultants for services		50
Amortization of deferred compensation		226
Issuance of stock in litigation settlement		545
Issuance of stock to convertible note holders	12	1,121
Issuance of stock in disposition of Sistolic		61
Discount on notes payable		1,296
Debt conversion costs		207
Realized loss on marketable securities		616
Net loss for year ended December 31, 2002		(6,154)

Balance at December 31, 2002	12	$(539)

See accompanying notes to the consolidated financial statements.

PATH 1 NETWORK TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars, except for per share data)

	YEARS ENDED DECEMBER 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(5,837)	$(2,855)	$(13,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	461	253	143
Amortization of deferred compensation	276	(3,111)	2,218
Notes issued for salary reduction	33	—	—
Accretion of debt discount and debt conversion expense	1,124	—	—
Common stock issued for services	—	—	2,202
Warrants issued for recruiting services	—	138	—
Restructuring charges	—	221	—
Loss on investment	590	5	101
Changes in assets and liabilities
Restricted cash	—	—	—
Accounts receivable	(116)	(252)	—
Inventory	(315)	(78)	—
Other current assets	192	(100)	(91)
Other assets	(312)	168	(172)
Accounts payable and accrued liabilities	48	(1,547)	1,893
Accrued compensation and benefits	(328)	294	191
Deferred revenue	60	(324)	324

Cash provided by (used in) operations	(4,124)	(7,189)	(6,311)

Cash flows from investing activities:
Purchase of marketable securities	—	—	(209,668)
Sale of marketable securities	578	2,917	208,679
Purchase of Metar ADC assets	—	(1,099)	—
Purchase of property and equipment	(164)	(383)	(543)

Cash provided by (used in) investing activities	414	1,435	(1,532)

Cash flows from financing activities:
Issuance of common stock	1,785	65	14,560
Issuance of convertible notes	1,371	—	—
Cash from extinguishment of shareholder notes	86	171	—

Cash provided by financing activities	3,242	236	14,560

Cash flows from continuing operations	(468)	(5,518)	6,717
Cash flows from discontinued operations	(317)	(473)	—

Increase (decrease) in cash and cash equivalents	(785)	(5,990)	6,717
Cash and cash equivalents, beginning of period	1,181	7,171	454

Cash and cash equivalents, end of period	$396	$1,181	7,171

Supplemental cash flow disclosures:
Unrealized gain (loss) in marketable securities	$—	$(844)	$228

Issuance of common stock for marketable securities	$—	$—	$3,096

Capitalized debt issuance costs in connection with beneficial conversion charges and warrants	$1,373	$—	$—

Exercise of stock options for shareholder notes	$—	$143	$114

Issuance of common stock in connection with Felber settlement	$545	$—	$—

See accompanying notes to the consolidated financial statements.

PATH 1 NETWORK TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

Path 1 Network Technologies Inc. (the Company) was incorporated in Delaware on January 30, 1998, under the name Millennium Network Technologies, Inc. On March 16, 1998, the Company changed its name to Path 1 Network Technologies Inc.

PRINCIPLES OF CONSOLIDATION

The Company’s consolidated financial statements include its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

GOING CONCERN

In the period from January 30, 1998 (inception) through December 31, 2002, the Company incurred losses totaling $30.6 million. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of conducting business. Management does not believe that the Company’s existing capital resources will enable the Company to fund operations for the next twelve months. Management’s plans are and have been to reduce costs in all areas of its operating plan until sufficient capital is raised to support growth and more substantial orders materialize; however, even with its cost reduction plan, the Company needs to raise additional funding to continue as a going concern. In the event the Company does not receive additional funding, the Company plans to: 1) further reduce costs and focus on selling existing products and services; 2) sell the Company’s assets through a merger or acquisition; or, 3) seek protection under bankruptcy. Without additional financing, the Company will be required to further delay, reduce the scope of, or eliminate one or more of its research and development projects and significantly reduce its expenditures on product deployment, and may not be able to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

PATH 1 NETWORK TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In accordance with Statement of Financial Accounting Standards No. 144, the Company reviewed the carrying value on long-lived assets for evidence of impairment through comparison of undiscounted cash flows generated from those assets to the related carrying amounts of the assets. During the year ended December 31, 2001, the Company recorded an impairment charge of $689,000 related to the acquired technology in the Metar acquisition which is included in the caption “Loss from Discontinued Operations” in the Statement of Operations. (See Note 3, Discontinued Operations).

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

PATH 1 NETWORK TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company accounts for equity instruments issued to non-employees using the fair value method in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This statement amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company plans to make the required disclosure in the quarter ending March 31, 2003.

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

PATH 1 NETWORK TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEW ACCOUNTING STANDARDS

In June 2001, FASB issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. The adoption of SFAS No. 142 did not have a material impact on the Company’s consolidated financial statements.

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

In April 2002, the FASB issued SFAS No. 145 (“SFAS 145”) Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS requires, among other things, (i) that the modification of a lease that results in a change of the classification of the lease from capital to operating under the provisions of SFAS No. 13 be accounted for as a sale-leaseback transaction, and (ii) the reporting of gains or losses from the early extinguishment of debt as extraordinary items only if they met the criteria of Accounting Principles Board Opinion No. 30 (“APB No. 30”), Reporting the Results of Operations. The amendment of SFAS No. 13 is effective for transactions occurring on or after May 15, 2002. Although the rescission of SFAS No. 4 is effective January 1, 2003, the FASB has encouraged early application of the provisions of SFAS No. 145. The Company does not anticipate adoption of this statement will have a material effect on the Company’s financial position, results of operations, or cash flows.

In July 2002, the FASB issued Statement of Financial Accounting Standard No. 146 (“SFAS No. 146”), Accounting for Costs Associated with Exit or Disposal Activities (effective January 1, 2003). SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company does not anticipate the adoption of this statement will have a material effect on the Company’s financial position, results of operations, or cash flows.

PATH 1 NETWORK TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. This interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations that the guarantor has undertaken in issuing that guarantee. Management has assessed the impact of this interpretation and believes it has no material effect on the Company’s financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This statement amends FASB statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company plans to make the required disclosure in the quarter ending March 31, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46. “Consolidation of Variable Interest Entities”. This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statement”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It further clarifies whether an entity shall be subject to consolidation according to the provisions of this interpretation, if by design, certain conditions exist. Management is assessing the impact of this interpretation.

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

The workforce reduction resulted in the involuntary termination of six employees, of which four were from the Company’s engineering research and development staff and two were from the Company’s management and administrative staff. The total charge recognized by the Company for the involuntary termination was approximately $93,000, of which approximately $81,000 had been paid prior to the end of the year.

3.    DISCONTINUED OPERATIONS

In March 2002, a large semiconductor company with whom the Company entered into a non-exclusive licensing agreement and an engineering services agreement in December 2001 informed the Company that it was terminating their agreements. The Company was in a payment dispute with this customer. As a result of this action, the Company decided to dispose of its Sistolic business unit. On April 3, 2002, the Company disposed of the assets of this business unit back to Metar SRL, the Company’s former Romanian subsidiary, in exchange for the elimination of the remaining obligations by the Company to Metar SRL and its affiliates, including the

PATH 1 NETWORK TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payable of $686,000, the return of all stock options granted to an Executive and the Romanian employees, and a confirmation that performance criteria specified in such Executive’s employment agreement related to a potential $4 million bonus were never met by him. The Company also received a limited use license to the business unit’s intellectual property. Metar SRL also received 35,000 shares of our common stock. The Executive resigned on March 27, 2002, as an officer of the Company in anticipation of this transaction.

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

CONDENSED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002

(in thousands, except per share amounts)

(unaudited)

	Consolidated	Sistolic	Pro forma Adjustments	Pro forma w/o Sistolic
	(audited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$2,722	$—		$2,722
Cost of revenues	1,513	—		1,513

Gross profit	1,209	—		1,209
Operating expenses	5,754	317 (a)	$(57)	5,380

Operating loss	(4,545)	(317)		(4,171)
Other income (expense)	(1,609)	—		(1,609)

Net loss	$(6,154)	$(317)		$(5,780)

(a)	Administrative costs incurred from disposal

PATH 1 NETWORK TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001

(in thousands, except per share amounts)

(unaudited)

	Consolidated	Sistolic		Pro forma Adjustments	Pro forma w/o Sistolic
	(audited)	(unaudited)		(unaudited)	(unaudited)
Revenues	$2,219	$250			$1,969
Cost of revenues	1,583	210			1,373

Gross profit	636	40			596
Operating expenses	4,515	1,869	(a)	$(97)	2,549

Operating loss	(3,879)	(1,829)			(1,953)
Other income (expense)	(805)	—	(b)	101	(704)

Net loss	$(4,684)	$(1,829)			$(2,657)

(a)	Administrative costs associated with additional personnel that would not otherwise have been needed

(b)	Interest expense related to the acquisition

4.    COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

	DECEMBER 31,
	2002	2001
	(in thousands of dollars)
Other current assets:
Prepaid expenses and other	$15	$55
Receivable from escrow	—	152

	$15	$207

	DECEMBER 31,
	2002	2001
	(in thousands of dollars)
Property and equipment:
Computer equipment	$394	$374
Test equipment	390	357
Furniture and fixtures	66	57

	850	788
Less accumulated depreciation	(630)	(423)

	$220	$365

Depreciation expense for the Company’s property and equipment total $236,000, $253,000, and $144,000 for the years ended December 31, 2002, 2001, and 2000.

PATH 1 NETWORK TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	DECEMBER 31,
	2002	2001
	(in thousands of dollars)
Accounts payable and other accrued liabilities:
Accounts payable	$722	$122
Reserve for litigation	—	446
Other	208	330

	$930	$898

5.    MARKETABLE SECURITIES

Marketable securities available for sale consist primarily of corporate stock and corporate debt securities. The Company held no marketable securities at December 31, 2002. The costs and estimated fair market value of marketable securities as of December 31, 2001, are as follows (in thousands of dollars):

	GROSS AMORTIZED COST	GROSS UNREALIZED GAINS	ESTIMATED UNREALIZED LOSSES	FAIR VALUE
Equity securities	$1,168	$0	$616	$552

	$1,168	$0	$616	$552

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

Because the Euro notes’ conversion price was below the trading market price of stock on the day the Euro notes were issued, this resulted in an embedded, beneficial conversion element. As a result, we recorded a debt discount of $301,000 and this will be accreted over the life of the debt or sooner in the event of conversion. Through December 31, 2002, approximately 76% of the note holders converted their notes into the Company’s common stock. Upon conversion, the Company expensed warrants to purchase 674,654 shares of common stock at $1.60 per share for $293,000. The warrants are fully vested and expire in June 2007. In 2002, we recorded non-cash interest expense of $573,000 relating to amortization of debt discount and issuance of common stock warrants related to the Euro notes.

During 2002, the Company issued two convertible notes to The Laurus Master Fund (“Laurus”). In May 2002, we issued Laurus a 12%, 15-month convertible note in the principal amount of $1,250,000. The note is

PATH 1 NETWORK TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s notes payable at December 31, 2002 is as follows (in thousands of dollars):

Short-term notes payable consist of the following at December 31, 2002:

European investors (less unamortized debt discount of $22,000)	$231
Laurus Master Funds Ltd (less unamortized debt discount of $281,000)	632

$863

Notes payable to European investors bear interest at 4.0% and are convertible into the Company’s stock at a rate of $1.20 per share. Notes payable to Laurus Master Funds Ltd bear interest at 12.0% and are convertible into the Company’s stock at a variable rate not to exceed $0.85 per share.

Long-term notes payable consist of the following at December 31, 2002:
4% Euro notes due May, 2003 (less unamortized debt discount of $22,000) (convertible into 192,259 shares of common stock)	$231
12% Laurus Master Funds notes due May, 2004 (less unamortized debt discount of $358,000) (convertible into a minimum of 933,625 share of common stock)	793
Less: Current maturities included in current liabilities	(863)

$161

At December 31, 2002, the maturities of long-term debt are as follows:
2003	$1,171
2004	233

$1,404

PATH 1 NETWORK TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Annual future minimum lease obligations for operating leases as of December 31, 2002 are as follows (in thousands of dollars):

Year Ended December 31,	Amount
2003	$180
2004	189
2005	64

$433

8.    STOCKHOLDERS’ EQUITY

In April 1999, the Company amended its Certificate of Incorporation to authorize 10,000,000 shares of Class B Common Stock with a par value of $0.001 per share and reclassify the Company’s existing common stock as Class A Common Stock, bringing the Company’s authorized common stock to 20 million shares.

In October 2001, the Company effected its “option revision program” pursuant to which all outstanding options to purchase Class B Common Stock were surrendered at the election of the holders in exchange for new options to purchase shares of Class A Common Stock under the 2000 Stock Option/Stock Issuance Plan which new options have identical material provisions (e.g. exercise price and vesting schedule) to the surrendered Class B Common Stock options.

On December 31, 2001, the Company’s stockholders voted to amend our Articles of Incorporation to increase the Company’s authorized Common Stock to 40 million shares, and to reclassify our Class A Common Stock as Common Stock. As of December 31, 2002, the Company is authorized to issue 40 million Common shares, par value $.0001 per share. (See Note 6, Notes Payable).

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

PATH 1 NETWORK TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Between January 1, 2000 and May 31, 2000, the Company sold 600,000 shares of Class A Common Stock at $8.00 per share to accredited investors pursuant to a private placement offering that commenced in 1999, resulting in net cash proceeds totaling approximately $4.4 million. In connection with the offering, the Company granted options to purchase 30,000 shares of Class A Common Stock at an exercise price of $8.00 per share through February 2007 as payment for finder’s fees, and incurred other offering expenses of $379,000.

1999 STOCK OPTION/STOCK ISSUANCE PLAN

On August 3, 1999, the Company adopted the 1999 Stock Option/Stock Issuance Plan (the “1999 Plan”) that provides for the grant of incentive and non-statutory stock options for the purchase of Class B Common Stock to employees, directors or consultants of the Company. The 1999 Plan, as amended, authorizes the Company to issue up to 3,500,000 shares of Class B common stock. The 1999 Plan provides that incentive stock options will be granted at no less than the fair value of the Company’s Class B common stock as determined by the Board of Directors at the date of the grant. The options generally vest and become exercisable either immediately or over one to four years. Generally, any unvested shares underlying unexercised options will be canceled in the event of termination of employment or engagement. Options expire no more than ten years after the date of grant, or earlier if the employment terminates or as determined by the Board of Directors.

In October 2001, the Company effected its “option exchange program” pursuant to which all outstanding options to purchase Class B Common Stock were surrendered at the election of the holders in exchange for new options to purchase shares of Class A Common Stock under the 2000 Stock Option/Stock Issuance Plan, thus effectively eliminating the 1999 Stock Option/Stock Issuance Plan.

NON-PLAN OPTION GRANTS MADE WITHOUT STOCKHOLDER APPROVAL

Prior to the adoption of the 1999 Plan and outside of any existing stock option plan, the Company granted non-statutory stock options for the purchase of Class A Common Stock to employees, directors or consultants of the Company. These stock options were not granted as part of a specific plan and were not approved by the stockholders. The exercise price of these options ranged between $0.60 and $8.00, with a weighted average exercise price of $1.13. Options to purchase up to an aggregate of 885,111 shares were issued. These options were issued in 1999 with a seven year exercise term.

2000 STOCK OPTION/STOCK ISSUANCE PLAN

On August 21, 2000, the Company adopted the 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”) that provides for the grant of incentive and non-statutory stock options for the purchase of Class A Common

PATH 1 NETWORK TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock to employees, directors or consultants of the Company. The 2000 Plan, as approved by the Board, authorizes the Company to issue up to 4,260,000 shares of Class A Common Stock (now known as “Common Stock”). The options generally vest and become exercisable either immediately or over one to four years. Options expire no more than ten years after the date of grant, or earlier if the employment terminates or as determined by the Board of Directors.

The following table summarizes all options outstanding and exercisable as of December 31, 2002 (in thousands of US dollars, except year and per share data):

	Outstanding			Exercisable
Exercise Price Range	Options	Weighted-Avg. Remaining Contractual Life in Years	Weighted- Avg. Exercise Price	Options	Weighted- Avg. Exercise Price
$0-1.25	938	$4.58	$0.81	669	$0.72
$1.26-2.00	845	$5.79	$1.56	411	$1.75
$2.01-4.15	760	$5.92	$3.74	273	$3.47
$4.16-8.00	1,616	$4.63	$4.64	1,191	$4.53

	4,159	$5.09	$2.98	2,544	$2.97

The following stock option activity includes the 1999 Plan and 2000 Plan as well as 539,713 options issued outside of the Plans. All stock option transactions are summarized as follows (in thousands of dollars, except per share data):

	Options	Weighted- Avg. Exercise Price
Outstanding at January 1, 1999	802	$0.66
Granted	623	$2.20
Forfeited	(208)	$2.00
Exercised	—	—

Outstanding at December 31, 1999	1,217	$1.22
Granted	2,597	$4.42
Forfeited	(249)	$4.35
Exercised	(210)	$0.60

Outstanding at December 31, 2000	3,355	$3.49
Granted	4,332	$4.26
Forfeited	(3,296)	$4.32
Exercised	(115)	$0.92

Outstanding at December 31, 2001	4,276	$3.89
Granted	1,593	$1.79
Forfeited	(1,659)	$4.27
Exercised	(51)	$1.13

Outstanding at December 31, 2002	4,159	$2.98

Exercisable at December 31, 2002	2,544	$2.97

PATH 1 NETWORK TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has adopted the disclosure-only provision of SFAS No. 123, Accounting for Stock Based Compensation. Accordingly, no compensation expense has been recognized for the stock options issued to employees or directors in accordance with SFAS No. 123. If compensation expense had been determined consistent with SFAS No. 123, as compared to the intrinsic method in accordance with APB 25, the Company’s net loss would have been changed to the following pro forma amounts (in thousands of dollars except per share data):

	2002	2001	2000
Net loss; as reported	$(6,154)	$(4,684)	$(13,120)
Net loss; pro forma	$(6,328)	$(6,310)	$(16,907)
Net loss per share; as reported	$(0.71)	$(0.57)	$(1.78)
Net loss per share; pro forma	$(0.73)	$(0.77)	$(2.29)

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

COMMON SHARES RESERVED FOR FUTURE ISSUANCE

At December 31, 2002, common shares reserved for future issuance under the 2000 Plan and non-Plan outstanding stock options consist of the following (in thousands):

	2002	2001
Stock options issued and outstanding	4,159	4,276
Shares reserved for future issuance	621	600
Common stock warrants	902	27

Total reserved	5,682	4,903

PATH 1 NETWORK TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    INCOME TAXES

Significant components of the Company’s deferred tax assets are shown below. A valuation allowance of approximately $11,815,000 has been recognized at December 31, 2002 to offset the deferred tax assets as realization of such assets is uncertain (in thousand of dollars):

	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$9,737	$7,922
Research and development credits carryforwards	927	953
Deferred compensation	482	393
Capital loss carryforward	516	0
Other, net	153	80

Total deferred tax assets	11,815	9,348
Valuation allowance	(11,815)	(9,348)

Net deferred tax assets	$—	$—

At December 31, 2002, the Company has federal and California net operating loss carryforwards of approximately and $23,000,000 and $18,200,000, respectively. The federal and California tax loss carryforwards will begin expiring in 2019 and 2009, respectively, unless previously utilized. The Company also has federal and California research tax credit carryforwards of approximately $580,000 and $533,000, respectively, which will begin to expire in 2019 unless previously utilized. The Company’s capital loss carryforwards of approximately $1,300,000 will begin to expire in 2006.

Pursuant to Internal Revenue Code Sections 382 and 383, the annual use of the Company’s net operating loss, and research tax credits, and capital loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50%, which occurs within a three year period.

10.    EMPLOYEE BENEFITS

In November 2000, the Company adopted a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees who are at least 21 years of age are eligible to participate in the plan. Under the terms of the plan, the Company can match thirty percent of an employee’s contribution, up to six percent of his or her annual salary. The Company made matching contributions of $32,000 to participating plan employees in 2001, and $3,847 for the period January 1, 2002, to March 29, 2002, when the Company ceased making matching contributions.

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

PATH 1 NETWORK TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    SEGMENTS

REPORTABLE OPERATING SEGMENTS

For the purpose of applying Statement of Financial Accounting Standards (SFAS) No. 131, management determined that it has one operating segment in 2002 following the disposal of the Sistolic business.

The reportable segments at December 31, 2001 are as follows.

	YEAR ENDED DECEMBER 31, 2001
	(IN THOUSANDS OF DOLLARS)
REVENUE, OPERATING EXPENSES AND NET LOSS	Revenue	Expenses	Net loss
Video Solutions	$1,969	$2,261	($292)
Sistolic	250	1,390	(1,140)
Corporate	—	3,252	(3,252)

	$2,219	$6,903	($4,684)

NET IDENTIFIABLE FIXED ASSETS:	DECEMBER 31, 2001
(IN THOUSANDS OF DOLLARS)
Video Solutions	$324
Sistolic	117
Corporate	41

$482

13.    SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED, IN THOUSANDS OF DOLLARS, EXCEPT FOR SHARE DATA)

	1ST	2ND	3RD	4TH
2002
Loss From Continuing Operations	$(2,179)	$(1,477)	$(1,297)	$(884)
Loss From Discontinued Operations	$(251)	$(66)	$—	$—
Net Loss	$(2,430)	$(1,543)	$(1,297)	$(884)
Basic and Diluted Loss Per Share	$(0.29)	$(0.18)	$(0.15)	$(0.10)
Net loss per common share from continuing operations	$(0.26)	$(0.17)	$(0.15)	$(0.10)
Net loss per common share from discontinued operations	$(0.03)	$(0.01)	$—	$—
Weighted Average Shares Used In Calculation	8,418	8,441	8,607	9,254

2001
Income (Loss) From Continuing Operations	$(2,572)	$1,469	$138	$(1,890)
Income (Loss) From Discontinued Operations	$(983)	$(607)	$(373)	$134
Net Income (Loss)	$(3,555)	$862	$(235)	$(1,756)
Basic and Diluted Income (Loss) Per Share	$(0.43)	$0.11	$(0.03)	$(0.21)
Net income (loss) per common share from continuing operations	$(0.31)	$0.18	$0.02	$(0.23)
Net income (loss) per common share from discontinued operations	$(0.12)	$(0.07)	$(0.05)	$0.02
Weighted Average Shares Used In Calculation	8,191	8,157	8,227	8,245

PATH 1 NETWORK TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    SUBSEQUENT EVENTS

In January 2003, the Company received 200,000 shares and 40,000 shares of the Company’s common stock from its two founders, Dr. Ronald Fellman and Dr. Douglas Palmer, respectively. The Company will account for such shares as treasury stock in the quarter ended March 31, 2003. Subsequently, the Company issued 240,000 shares of the Company’s common stock to an independent consulting firm retained by the Company to provide investor relations and related services.

On February 14, 2003, the Company entered into a $1 million revolving line of credit with Laurus Master Fund, Ltd. (“Laurus”). This revolving line of credit (the “line”) is secured by the Company’s account receivables and other assets, and the Company has the ability to draw down advances under the line subject to various advance limits. Under the terms of the line, the Company has the ability to convert advances made into the Company’s common stock at a fixed conversion price of $1.12 per share. In connection with the line, the Company issued to Laurus a warrant to purchase 75,000 shares of the Company’s common stock at $1.12 per share.

On March 28, 2003, the Company signed a securities purchase agreement under which the Company can raise up to $1.5 million through the issuance of 7% convertible notes with a fixed conversion price of $.65 per share. In connection with notes issued under this Agreement, the Company will issue up to 576,923 warrants to purchase the Company’s common stock at $1.00 per share. Pursuant to this Agreement, on March 28, 2003, the Company issued in favor of Palisades Master Fund L.P. (“Palisades”) a note in the amount of $500,000, together with a warrant to purchase up to 192,308 shares of the Company’s common stock. Because the conversion price of this note was below the market price of our stock on the date the note was issued, this resulted in an embedded beneficial conversion element. We will record debt discount related to this note in our quarter ending March 31, 2003.