Form 10-Q/A
period 2003-03-31
PATH 1 NETWORK TECHNOLOGIES INC
filed 2004-01-26
CIK 1059404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1 to Form 10-Q

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

As of January 20, 2004, 6,640,399 shares of the registrant’s common stock were outstanding.

PATH 1 NETWORK TECHNOLOGIES INC.

Amendment No. 1 to Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2003

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Path 1 Network Technologies Inc.

Condensed Consolidated Balance Sheets

(in $ thousands except share data)

	March 31, 2003	December 31, 2002
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$424	$396
Accounts receivable, net	338	438
Inventory	285	393
Other current assets	196	15

Total current assets	1,243	1,242
Property and equipment, net	183	220
Debt issuance costs, net	209	107
Other assets	64	64

Total Assets	$1,699	$1,633

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	1,159	$930
Accrued compensation and benefits	141	157
Current portion of notes payable	1,316	863
Deferred revenue	15	61

Total current liabilities	2,631	2,011
Notes payable	541	161

Total liabilities	3,172	2,172

Stockholders’ deficit
Preferred stock, 10 million shares authorized, $0.001 par value; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 9,637,346 and 9,501,346 shares issued and outstanding at March 31, 2003, and December 31, 2002 respectively	10	10
Common stock to be issued	12	12
Additional paid-in capital	30,393	30,126
Deferred compensation	(25)	(50)
Accumulated deficit	(31,863)	(30,637)

Total stockholders’ deficit	(1,473)	(539)

Total Liabilities and Stockholders’ Deficit	$1,699	$1,633

See accompanying notes to these condensed consolidated financial statements.

Path 1 Network Technologies Inc.

Condensed Consolidated Statements of Operations

(in $ thousands except per share data)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues
Product sales	$598	$—
Contract services	63	154
License revenue	—	—

Total revenues	661	154

Cost of revenues
Cost of product sales	338	—
Cost of contract services	18	123

Total cost of revenues (exclusive of items shown separately below)	356	123

Gross profit	305	31

Operating expenses
Engineering research and development	362	517
Sales and marketing	291	193
General and administrative	640	702
Stock-based compensation	25	100
Depreciation and amortization	68	108

Total operating expense	1,386	1,620

Operating loss	(1,081)	(1,589)
Other income (expense)
Interest expense, net	(144)	—
Loss on sale of securities	—	(590)
Other income (expense)	(1)	—

Total other expense	(145)	(590)

Loss from continuing operations	(1,226)	(2,179)
Discontinued operations	—	(251)

Net loss	$(1,226)	$(2,430)

Net loss per common share from continuing operations	(0.13)	(0.26)

Loss per common share - basic and diluted	$(0.13)	$(0.29)

Weighted average common shares outstanding - basic and diluted	9,555	8,406

See accompanying notes to these condensed consolidated financial statements.

Path 1 Network Technologies Inc.

Condensed Consolidated Statements of Cash Flows

(in $ thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(1,226)	$(2,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	68	108
Amortization of deferred compensation	43	100
Accretion of debt discount & debt conversion expense	172	—
Loss on investment	—	596
Changes in assets and liabilities
Accounts receivable	100	61
Inventory	108	—
Other current assets	(181)	126
Other assets	(128)	—
Accounts payable and accrued liabilities	228	(14)
Accrued compensation and benefits	(16)	(53)
Deferred revenue	(45)	75

Cash used in operations	(877)	(1,180)

Cash flows from investing activities:
Sale of marketable securities	—	578
Purchase of property and equipment	(5)	(90)

Cash provided by (used in) investing activities	(5)	488

Cash flows from financing activities:
Issuance of common stock	108	50
Issuance of convertible notes	802	—
Cash from extinguishment of shareholder notes	—	86

Cash provided by financing activities	910	136

Cash flows from continuing operations	28	(556)
Cash flows from discontinued operations	—	(177)

Increase (decrease) in cash and cash equivalents	28	(733)
Cash and cash equivalents, beginning of period	396	1,181

Cash and cash equivalents, end of period	$424	$448

Supplemental cash flow disclosures:
Unrealized gain (loss) in marketable securities	$—	$(7)

Capitalized debt issuance costs in connection with beneficial conversion charges and warrants	$76	$—

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

Management’s plans are to manage costs in all areas of its operating plan until sufficient capital is raised to support growth and more substantial orders and revenues materialize. The Company has implemented various cost savings plans and continues to manage costs. However, even with the focus on managing costs, the Company needs to raise additional funding to continue as a going concern. In the event the Company does not receive additional funding, the Company’s plans include, but are not necessarily limited to: 1) further reducing costs and focusing on selling existing products and services; 2) selling the Company’s assets through a merger or acquisition; or 3) seeking protection under bankruptcy statutes. Without additional financing, the Company will be required to further delay, reduce the scope of, or eliminate one or more of its research and development projects and significantly reduce its expenditures on product deployment, and may not be able to continue as a going concern.

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

Path 1 Network Technologies Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table summarizes the impact on the Company’s net loss had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under SFAS No. 123 (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
Net loss, as reported	$(1,226)	$(2,430)
Less: Stock-based employee compensation	76	42

Pro forma net loss	$(1,301)	$(2,472)

Basic and diluted loss per share:
As reported	$(0.13)	$(0.29)

Pro forma	$(0.14)	$(0.29)

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

Allowances for Doubtful Accounts, Returns and Discounts

We establish allowances for doubtful accounts, returns and discounts based on credit profiles of our customers, current economic trends, contractual terms and conditions and historical payment, return and discount experience, as well as for known or expected events. If there were to be a deterioration of a major customer’s creditworthiness or if actual defaults, returns or discounts were higher than our historical experience our operating results and financial position could be adversely affected.

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

The Company currently sells product to a limited number of customers. For the period ended March 31, 2003, approximately 38% and 13%, respectively, of the Company’s product sales were to the Company’s two largest customers.

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

On February 14, 2003, the Company entered into a $1 million revolving line of credit with Laurus. This revolving line of credit (“the LOC”) is secured by the Company’s accounts receivables and other assets, and the Company has the ability to draw down advances under the LOC subject to limits. Under the terms of the LOC, Laurus can convert advances made to the Company into common stock at a fixed conversion price of $1.13 per share. In connection with the LOC, the Company issued warrants to purchase 75,000 shares of the Company’s Common Stock at $1.13 per share. The Company borrowed a $300,000 advance under the LOC. The Company recorded a non-cash debt discount of $23,000 in its quarter ended March 31, 2003.

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

The Company’s notes payable at March 31, 2003 are as follows (in thousands of dollars):

Short-term notes payable consist of the following at March 31, 2003:
European investors (less unamortized debt discount of $5,000)[1]	$361
Laurus Master Funds Ltd (less unamortized debt discount of $235,000)[2]	678
Laurus Master Funds Ltd (less unamortized debt discount of $23,000)[3]	277

$1,316

1	Notes payable to European investors bear interest at 4.0% and are convertible into the Company’s stock at a rate of $1.20 per share.
2	These notes bear interest at 12.0% and are convertible into the Company’s common stock at a variable rate not to exceed $0.85 per share.
3	This Note is a $1 million A/R secured, revolving line of credit expiring in February, 2006 that bears interest at Prime + 1.75%, and drawn-down amounts are convertible into the Company’s common stock at a rate of $1.13 per share.

Long-term notes payable consist of the following at March 31, 2003:

4% Euro notes due May, 2003 (less unamortized debt discount of $5,000) (convertible into 192,259 shares of common stock)	$361
12% Laurus Master Funds notes due May, 2004 (less unamortized debt discount of $268,000) (convertible into a minimum of 933,625 share of common stock)	772
Laurus Master Funds $1 million line of credit (less unamortized debt discount of $23,000) (convertible into 265,487 shares of common stock)	277
7% Pallisades notes due March, 2005 (less unamortized debt discount of $53,000) (convertible into 769,231 shares of common stock)	447
Less: Current maturities included in current liabilities	(1,316)

$541

At March 31, 2003, the maturities of long-term debt are as follows:

2003	$1,064
2004	642
2005	500

$2,206

Note 9 – Subsequent Event

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

On May 15, 2003, the Company closed the remaining $500,000 round on its $1.5 million, 7% convertible notes financing pursuant to the March 28, 2003 securities purchase agreement. In this remaining round, the Company issued a total of $500,000, 7% convertible notes in favor of Palisades Master Fund, L.P., Crescent International, Ltd, Alpha Capital AG and Barucha, Ltd., together with warrants to purchase up to a total of 192,308 shares of the Company’s common stock. Because the conversion prices of these notes were below the market price of our stock on the date the notes were issued, this resulted in an embedded beneficial conversion element. We will record non-cash debt discount related to these notes in our quarter ending June 30, 2003.

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

Cable Company Customers

The versions of our Chameleon vidX product line designed for cable television companies allows them to use existing digital set-top boxes already in consumer homes to provide video-on-demand services, a significant competitive advantage over satellite providers. The more efficient use of existing bandwidth (both into the home and within the network) allows cable companies to increase the volume of content (whether movies, television or live events) available for delivery whenever requested by the cable subscriber, or to increase the number of subscribers served with existing content volume. We believe that the desire for video-on-demand - indeed, all content-on-demand—will continue to rise as consumers become increasingly aware of its availability and benefits, and as IP networks enabled by our products provide access to significant amounts of interactive programming previously unavailable. Cable companies currently using our products include companies such as Time-Warner and Cablevision.

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

Because the Euro notes’ conversion price was below the trading market price of stock on the day the Euro notes were issued, this resulted in an embedded beneficial conversion element. As a result, we recorded a debt discount of $301,000 and this will be accreted over the life of the debt or sooner in the event of conversion. Through March 31, 2003, approximately 76% of the note holders converted their notes into the Company’s common stock. Upon conversion, the Company expensed warrants to purchase 674,654 shares of common stock at $1.60 per share for $293,000. The warrants are fully vested and expire in June 2007. In 2002, we recorded non-cash interest expense of $573,000 relating to amortization of debt discount and issuance of common stock warrants related to the Euro notes. Some of the Euro notes have matured but have not been paid. We believe we have an arrangement with the holders of these outstanding Euro notes to roll their notes into new notes.

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

Because the Laurus notes’ conversion prices were below the trading market prices of our Company’s stock on the dates of issue, this resulted in an embedded beneficial conversion element. We recorded a debt discount of $779,000 and this sum is being accreted over the life of the debt or sooner in the event of conversion. In 2002, we recorded non-cash interest expense of $421,000 relating to the accretion of debt discount and conversions related to the Laurus notes. The price at which these Laurus notes convert into our stock generally varies monthly in proportion to the price of our stock at the time of conversion, and is based generally on a trailing market price.

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

On May 15, 2003, the Company closed the remaining $500,000 round on its $1.5 million, 7% convertible notes financing pursuant to the March 28, 2003 securities purchase agreement. In this remaining round, the Company issued a total of $500,000, 7% convertible notes in favor of Palisades Master Fund, L.P., Crescent International, Ltd, Alpha Capital AG and Barucha, Ltd., together with warrants to purchase up to a total of 192,308 shares of the Company’s common stock. Because the conversion prices of these notes were below the market price of our stock on the date the notes were issued, this resulted in an embedded beneficial conversion element. We will record non-cash debt discount related to these notes in our quarter ending June 30, 2003.

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

Sistolic’s results of operations for the quarter ended March 31, 2002 have been included in discontinued operations. We recorded a loss of $251,000 from discontinued operations for the quarter ended March 31, 2002.

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

We believe transporting video directly over a proprietary standard eliminates the flexibility offered through open standards such as IP/gigabit Ethernet. Nonetheless, Scientific-Atlanta’s development, marketing and sale of its proprietary standard-based products may compete directly with our development, marketing and sales efforts. Since Scientific-Atlanta has greater financial and other resources than we do, Scientific-Atlanta may be able to develop its products more rapidly and market its products more extensively than we can. Because of Scientific-Atlanta’s name recognition, industry-reputation and other reasons, Scientific-Atlanta’s products could become the standard for delivery of real-time, broadcast-quality video, in which case the sale of our products could materially suffer. Scientific-Atlanta’s products and may be superior to ours in terms of price or performance, or inferior to ours but backed by superior marketing and support capabilities. As a result, we may not be able to compete successfully with Scientific-Atlanta, and our ability to gain market share for our products could be adversely affected.

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

CHANGES IN THE MIX OF OUR PRODUCT SALES, PRODUCT DISTRIBUTION MODEL OR CUSTOMER BASE COULD NEGATIVELY IMPACT OUR SALES AND MARGINS.

We may encounter a shift the mix of the various products that we sell-products that have varying selling prices based in part on the type of product sold, applicable sales discounts, licensed product feature sets, whether we sell our products as an OEM, and whether the sale is a direct sale or an indirect channel sale through our VARs and resellers. Any change in any of these variables could result in a material adverse impact on our gross sales, gross margins and operating results.

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

Assuming a full $1.5 million funding of the March 28, 2003 securities purchase agreement, our convertible notes issued during 2002 including, but not limited to, Laurus, and our existing drawdown of the Laurus line of credit, we will have outstanding derivative securities (in addition to stock options) convertible or exercisable for approximately 5,256,961 shares of common stock. The issuance of the Company’s common stock under the convertible notes and other financing agreements may have a material dilutive impact on our shareholders, as well as a negative impact on our financial results.

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

The number of shares of common stock subject to currently outstanding options under the 2000 Plan, as well as shares of common stock subject to options granted other than under the 2000 Plan, exceeds 30% of the total number of shares of our currently outstanding common stock. The California Department of Corporations has issued regulations for companies seeking qualification of stock option plans, which regulations require that the total number of shares issuable upon exercise of all options shall not exceed 30% of such companies’ outstanding shares, unless a percentage higher than 30% is approved by at least two-thirds of the outstanding shares entitled to vote. We unsuccessfully sought to obtain this two-thirds supermajority vote of the outstanding shares pursuant to a written consent solicitation of our stockholders under a Proxy Statement filed with the Securities and Exchange Commission on December 31, 2001. Therefore, the issuance of further stock options and shares under the 2000 Plan to persons other than officers, directors and previous optionees requires qualification, and is restricted under the “blue sky” securities provisions of the California Corporations Code. As a result, our ability to grant options and stock as a means of attracting and retaining employees and directors will be materially impaired.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 14, 2003, we entered into a $1 million revolving line of credit with Laurus Master Fund, Ltd. (Laurus”). This revolving line of credit (“the LOC”) is secured by our accounts receivables and other assets, and we have the ability to draw down advances under the LOC subject to limits. Under the terms of the LOC, Laurus can convert advances made to us at a fixed conversion price of $1.13 per share. In connection with the LOC, we issued warrants to purchase 75,000 shares of our Common Stock at $1.13 per share. We received a $300,000 advance under the LOC in our quarter ended March 31, 2003. The issuance of the securities was exempt from the Securities Act registration requirement, by virtue of Section 4(2) of the Securities Act.

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

Exhibit Number	Description

10.1	Agreement dated March 28, 2003 by and between Path 1 and DTKA Holdings Limited terminating Common Stock Purchase Agreement dated January 17, 2002. (1)

10.2	Securities Purchase Agreement dated March 28, 2003 among Path 1, Palisades Master Fund L.P. and Crescent International Ltd. (1)

10.3	7% Convertible Debenture due March 27, 2005 issued to Palisades Master Fund L.P. in the principal amount of $500,000. (1)

10.4	Registration Rights Agreement dated March 28, 2003, among Path 1, Palisades Master Fund L.P. and Crescent International Ltd. (1)

10.5	Stock Purchase Warrant dated March 28, 2003 issued to Palisades Master Fund L.P. (1)

10.6	7% Convertible Note due March 27, 2005 issued to HPC Capital Management in the principal amount of $10,000. (1)

10.7	Stock Purchase Warrant dated March 28, 2003 issued to HPC Capital Management. (1)

10.8	Laurus Master Fund, Ltd. Waiver of Full Ratchet Rights in Connection with issuance of Securities under Purchase Agreement dated March 26, 2003. (1)

10.9	Laurus Master Fund, Ltd. Waiver and Consent to Purchase Agreement dated March 26, 2003. (1)

10.10	Materials and Manufacturing Management Agreement Board Assembly dated February 1, 2003 by and between us and Arrow Electronics, Inc. (1)

31*	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith
(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q filed with the Commission on May 19, 2003.

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

Date: January 26, 2004

Exhibits.

The following exhibits are included as part of this report. References to “us” or “Path 1” in this Exhibit List mean Path 1 Network Technologies Inc., a Delaware corporation.

Exhibit Number	Description

10.1	Agreement dated March 28, 2003 by and between Path 1 and DTKA Holdings Limited terminating Common Stock Purchase Agreement dated January 17, 2002. (1)

10.2	Securities Purchase Agreement dated March 28, 2003 among Path 1, Palisades Master Fund L.P. and Crescent International Ltd. (1)

10.3	7% Convertible Debenture due March 27, 2005 issued to Palisades Master Fund L.P. in the principal amount of $500,000. (1)

10.4	Registration Rights Agreement dated March 28, 2003, among Path 1, Palisades Master Fund L.P. and Crescent International Ltd. (1)

10.5	Stock Purchase Warrant dated March 28, 2003 issued to Palisades Master Fund L.P. (1)

10.6	7% Convertible Note due March 27, 2005 issued to HPC Capital Management in the principal amount of $10,000. (1)

10.7	Stock Purchase Warrant dated March 28, 2003 issued to HPC Capital Management. (1)

10.8	Laurus Master Fund, Ltd. Waiver of Full Ratchet Rights in Connection with issuance of Securities under Purchase Agreement dated March 26, 2003. (1)

10.9	Laurus Master Fund, Ltd. Waiver and Consent to Purchase Agreement dated March 26, 2003. (1)

10.10	Materials and Manufacturing Management Agreement Board Assembly dated February 1, 2003 by and between us and Arrow Electronics, Inc. (1)

31*	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith
(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q filed with the commission on May 19, 2003.