Form 10-Q/A
period 2003-06-30
PATH 1 NETWORK TECHNOLOGIES INC
filed 2004-01-26
CIK 1059404

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Path 1 Network Technologies Inc.

Condensed Consolidated Balance Sheets

(in $ thousands except share data)

	June 30, 2003	December 31, 2002
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$263	$396
Accounts receivable, net	554	438
Inventory	411	393
Other current assets	505	15

Total current assets	1,733	1,242
Property and equipment, net	143	220
Debt issuance costs, net	312	107
Other assets	48	64

Total Assets	$2,236	$1,633

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,381	$930
Accrued compensation and benefits	208	157
Current portion of notes payable	998	863
Deferred revenue	5	61

Total current liabilities	2,592	2,011
Notes payable	1,211	161

Total liabilities	3,803	2,172

Stockholders’ deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 1,709,814 and 1,583,558 shares issued and outstanding at June 30, 2003, and December 31, 2002 respectively	2	2
Common stock to be issued	—	12
Additional paid-in capital	31,291	30,134
Deferred compensation	—	(50)
Accumulated deficit	(32,860)	(30,637)

Total stockholders’ deficit	(1,567)	(539)

Total Liabilities and Stockholders’ Deficit	$2,236	$1,633

See accompanying notes to these condensed consolidated financial statements.

Path 1 Network Technologies Inc.

Condensed Consolidated Statements of Operations

(in $ thousands except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues
Product sales	$228	$536	$826	$685
Contract services	244	5	307	11
License revenue	235	—	235	—
Other revenue	7	—	7	—

Total revenues	714	541	1,375	696

Cost of revenues
Cost of product sales	154	266	492	367
Cost of contract services	62	1	80	2

Total cost of revenues (exclusive of items shown separately below)	216	267	572	369

Gross profit	498	274	803	327

Operating expenses
Engineering research and development	336	366	698	903
Sales and marketing	320	132	611	325
General and administrative	478	566	1,118	1,272
Stock-based compensation	25	73	50	173
Depreciation and amortization	86	57	154	165

Total operating expense	1,245	1,194	2,631	2,838

Operating loss	(747)	(920)	(1,828)	(2,511)
Other income (expense)
Interest expense, net	(251)	(557)	(395)	(557)
Loss on sale of securities	—	—	—	(590)
Other income (expense)	1	—	—	—

Total other expense	(250)	(557)	(395)	(1,147)

Loss from continuing operations	(997)	(1,477)	(2,223)	(3,658)
Discontinued operations	—	(66)	—	(317)

Net loss	$(997)	$(1,543)	$(2,223)	$(3,975)

Net loss per common share from continuing operations	$(0.62)	$(1.05)	$(1.38)	$(2.61)

Loss per common share - basic and diluted	$(0.62)	$(1.10)	$(1.38)	$(2.83)

Weighted average common shares outstanding - basic and diluted	1,615	1,404	1,615	1,404

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

On April 4, 2003, pursuant to the securities purchase agreement dated March 28, 2003 the Company issued to Crescent International Ltd (“Crescent”) a debenture in the amount of $500,000, together with a warrant to purchase up to 32,051 shares of the Company’s common stock. Because the conversion price of this debenture was below the market price of the Company’s stock on the date the debenture was issued, this resulted in an

Path 1 Network Technologies Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements—(Continued)

embedded beneficial conversion element. The Company recorded non-cash debt discount of $53,000 related to this debenture in our quarter ended June 30, 2003. Accretion of debt discount related to this debenture for the quarter ended June 30, 2003, was $7,000. See Note 9, Subsequent Events.

On May 12, 2003, pursuant to the securities purchase agreement dated March 28, 2003 the Company issued to Palisades, Crescent, Alpha Capital AG (“Alpha”) and Barucha LTD (“Barucha”) debentures in the amounts of $200,000, $100,000, $100,000 and $100,000, respectively, together with warrants to purchase up to 12,154, 6,410, 6,410, and 6,410 shares of the Company’s common stock, respectively. Because the conversion price of these debentures was below the market price of the Company’s stock on the date the these debentures were issued, this resulted in an embedded beneficial conversion element. The Company recorded non-cash debt discount of $197,000 related to these debentures in our quarter ended June 30, 2003. Accretion of debt discount related to these debentures for the quarter ended June 30, 2003, was $88,000. See Note 9, Subsequent Events.

On May 22, 2003, the Company signed a securities purchase agreement with investors who participated in the Euro note transaction in 2002 under which the Company raised $228,497.34 through the issuance of 7% convertible notes with a fixed conversion price of $3.90 per share. In connection with notes issued under this Agreement, the Company issued warrants to purchase 14,647 shares of the Company’s common stock at $6.00 per share. Pursuant to this Agreement, on May 22, 2003, the Company issued to Amstgeld Global Custody BV a note in the amount of $126,902.12 along with a warrant to purchase up to 8,135 shares of the Company’s common stock and issued to NV Administratiekantoor opgericht door Bankierskantoor M. van Embden NV a note in the amount of $101,595.22 along with a warrant to purchase up to 6,512 shares of the Company’s common stock. Because the conversion price of these notes was below the market price of the Company’s stock on the date the note was issued, this resulted in an embedded beneficial conversion element. The Company recorded non-cash debt discount of $109,000 related to these notes in our quarter ended June 30, 2003. Accretion of debt discount related to these notes for the quarter ended June 30, 2003, was $5,000.

On August 6, 2003, the Company repurchased its 7% convertible debentures dated March 27, 2003 and issued to Palisades Master Fund LP (“Palisades”), Crescent International LTD (“Crescent”), and HPC Capital Management in the principal amounts of $570,000, $600,000 and $10,000, respectively, for the sum of $667,406.18, $703,520.55, and $11,500.00, respectively. See Note 9—Subsequent Events.

The Company’s notes payable at June 30, 2003, are as follows (in thousands of dollars):

Short-term notes payable consist of the following at June 30, 2003:

European investors[1]	$16
Laurus Master Funds Ltd (less unamortized debt discount of 184,000)[2]	729
Laurus Master Funds Ltd (less unamortized debt discount of $20,000)[3]	253

$998

1	Notes payable to European investors bear interest at 4.0% and are convertible into the Company’s stock at a rate of $7.20 per share.
2	Notes payable to Laurus Master Funds Ltd bear interest at 12.0% and are convertible into the Company’s stock at a variable rate not to exceed $5.10 per share.
3	Notes payable to Laurus Master Funds Ltd 2 is a $1 million A/R secured revolving line of credit expiring in February, 2006 that bears interest at Prime + 1.75% and drawn-down amounts are convertible into the Company’s stock at a rate of $6.78 per share.

Path 1 Network Technologies Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements—(Continued)

Long-term notes payable consist of the following at June 30, 2003:

4% Euro notes due May, 2003 (convertible into 2,179 shares of common stock)	$16	(1)
12% Laurus Master Funds notes due May, 2004 (less unamortized debt discount of $194,000) (convertible into a minimum of 189,087 share of common stock)	770
Laurus Master Funds $1 million line of credit (less unamortized debt discount of $20,000) (convertible into 40,265 shares of common stock)	253
7% debentures due March, 2005 (less unamortized debt discount of $199,000) (convertible into 319,231 shares of common stock)	1,046	(2)
7% Euro notes due May, 2005 (less unamortized debt discount of $104,000) (convertible into 58,589 shares of common stock)	124
Less: Current maturities included in current liabilities	(998)

	$1,211

At June 30, 2003, the maturities of long-term debt are as follows:

2003	$478
2004	775
2005	1,473

	$2,726	(3)

(1)	Matured.
(2)	Redeemed. See Note 9 – Subsequent Events.
(3)	$1,180,000 redeemed. See Note 9 – Subsequent Events.

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

Customers using our products for long-haul transmission include DreamWorks LLC, a major film production studio, for domestic and international creative collaborations using high-definition video cameras. C-Span uses our products to televise real-time, interactive classrooms between Washington, D.C. and the University of Denver. PanAmSat, a major satellite communications provider, uses our Cx1000 product to interconnect earth stations for video routing with the least delay. RTVI, a Russian television network, runs live broadcast- quality Russian language programming between Moscow and New York using our long haul product, and is expanding its network internationally. Wiltel/Vyvx has moved video operations centers into networking facilities to merge IP video, voice and data services that use our Cx1000 product for video.

Cable Company Customers

Our Chameleon vidX product line is designed for cable television companies to use existing digital set-top boxes already in consumer homes to provide video-on-demand services, a significant competitive advantage over satellite providers. The more efficient use of existing bandwidth (both into the home and within the network) allows cable companies to increase the volume of content (whether movies, television or live events) available for delivery whenever requested by the cable subscriber, or to increase the number of subscribers served with existing content volume. We believe that the desire for video-on-demand – indeed, all content-on-demand-will continue to rise as consumers become increasingly aware of its availability and benefits, and as IP networks enabled by our products provide access to significant amounts of interactive programming previously unavailable. Cable companies currently using our products include companies such as Time-Warner and Cablevision.

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

In total, we registered the initial issuance of up to 1,562,500 units, 7,812,500 shares of common stock and 3,125,000 common stock warrants. The aggregate offering amount of the units is $17,145,000, not including the $16,875,000 aggregate exercise of the warrants included within the units. Accordingly, the aggregate offering amount of all the common stock included within the units (also including the common stock underlying the warrants) is $34,020,000. Expenses against the $13,500,000 sold to date include $1,012,500 of underwriting discounts, a managing underwriter’s nonaccountable expense allowance of $303,750, other expenses paid for underwriters of $45,500 and other expenses of $750,000. None of these payments went directly or indirectly to our directors, officers, general partners, affiliates, 10% owners, or any of their associates. Accordingly, our net offering proceeds to date are $11,388,250.

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

Exhibit Number	Description

10.67	Additional Funding Agreement, dated May 12, 2003, with Palisades Master Fund, L.P., Crescent International Ltd., Alpha Capital AG and Barucha, Ltd. (1)

10.68	Form of 7% Convertible Debenture Due 2005. (1)

10.69	Form of Stock Purchase Warrant to Purchase Shares of Common Stock. (1)

10.72	Securities Purchase Agreement, dated May 21, 2003, among Path 1, Amstgeld Global Custody BV, and NV Administratiekantoor opgericht door Bankierskantoor M. van Embden NV. (1)

10.73	Registration Rights Agreement, dated May 21, 2003, among Path 1, Amstgeld Global Custody BV, and NV Administratiekantoor opgericht door Bankierskantoor M. van Embden NV. (1)

10.74	Form of 7% Convertible Debenture Due May 21, 2005. (1)

10.75	Form of Stock Purchase Warrant. (1)

10.76+	OEM Agreement, dated May 6, 2003, between us and Scientific-Atlanta, Inc. (2)

10.77+	OEM Agreement, dated May 8, 2003 between us and Aurora Networks, Inc. (3)

10.78+	Agreement, dated May 27, 2003 between us and Aurora Networks, Inc. (3)

10.79	Securities Repurchase Agreement

31.1 *	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32 *	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Certain portions of this Exhibit were omitted pursuant to an application for confidential treatment.

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Registration Statement on Form SB-2, filed with the Commission on May 22, 2003.
(2)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Registration Statement on Form SB-2, filed with the Commission on May 29, 2003.
(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Amendment No. 1 to Registration Statement on Form SB-2, filed with the Commission on June 13, 2003

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

Exhibit Number	Description

10.67	Additional Funding Agreement, dated May 12, 2003, with Palisades Master Fund, L.P., Crescent International Ltd., Alpha Capital AG and Barucha, Ltd. (1)

10.68	Form of 7% Convertible Debenture Due 2005. (1)

10.69	Form of Stock Purchase Warrant to Purchase Shares of Common Stock. (1)

10.72	Securities Purchase Agreement, dated May 21, 2003, among Path 1, Amstgeld Global Custody BV, and NV Administratiekantoor opgericht door Bankierskantoor M. van Embden NV. (1)

10.73	Registration Rights Agreement, dated May 21, 2003, among Path 1, Amstgeld Global Custody BV, and NV Administratiekantoor opgericht door Bankierskantoor M. van Embden NV. (1)

10.74	Form of 7% Convertible Debenture Due May 21, 2005. (1)

10.75	Form of Stock Purchase Warrant. (1)

10.76+	OEM Agreement, dated May 6, 2003, between us and Scientific-Atlanta, Inc. (2)

10.77+	OEM Agreement, dated May 8, 2003 between us and Aurora Networks, Inc. (3)

10.78+	Agreement, dated May 27, 2003 between us and Aurora Networks, Inc. (3)

10.79	Securities Repurchase Agreement

31.1 *	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32 *	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Certain portions of this Exhibit were omitted pursuant to an application for confidential treatment.

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Registration Statement on Form SB-2, filed with the Commission on May 22, 2003.
(2)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Registration Statement on Form SB-2, filed with the Commission on May 29, 2003.
(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Amendment No. 1 to Registration Statement on Form SB-2, filed with the Commission on June 13, 2003