Form 10-Q/A
period 2003-09-30
PATH 1 NETWORK TECHNOLOGIES INC
filed 2004-01-26
CIK 1059404

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

Path 1 Network Technologies Inc.

Condensed Consolidated Statements of Operations

(in $ thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues
Product sales	$587	$537	$1,413	$1,222
Contract services	200	105	507	116
License revenue	—	190	235	190
Other revenue	—	—	7	—

Total revenues	787	832	2,162	1,528

Cost of revenues
Cost of product sales	379	500	871	867
Cost of contract services	120	31	200	33

Total cost of revenues (exclusive of items shown separately below)	499	531	1,071	900

Gross profit	288	301	1,091	628

Operating expenses
Engineering research and development	405	479	1,103	1,389
Sales and marketing	480	161	1,091	486
General and administrative	1,348	532	2,466	1,804
Stock-based compensation	—	43	50	216
Depreciation and amortization	265	57	419	215

Total operating expenses	2,498	1,272	5,129	4,110

Operating loss	(2,210)	(971)	(4,038)	(3,482)
Other expenses
Interest expense, net	(194)	(326)	(589)	(883)
Loss on sale of securities	—	—	—	(590)
Other expense	(262)	—	(262)	—

Total other expenses	(456)	(326)	(851)	(1,473)

Loss from continuing operations	(2,666)	(1,297)	(4,889)	(4,955)
Discontinued operations	—	—	—	(317)

Net loss	$(2,666)	$(1,297)	$(4,889)	$(5,272)

Net loss per common share from continuing operations	$(0.59)	$(0.91)	$(1.89)	$(3.46)

Net loss per common share from discontinued operations	$—	$—	$—	$(0.22)

Loss per common share - basic and diluted	$(0.59)	$(0.91)	$(1.89)	$(3.68)

Weighted average common shares outstanding - basic and diluted	4,528	1,432	2,593	1,432

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this quarterly report, have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

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

Exhibit Number	Description

1.1	Underwriting Agreement dated July 30 , 2003 between the Company and Paulson Investment Company, Inc. (incorporated by reference to Form 10-Q filed November 13, 2003)

3.1.2	Certificate of Amendment of Certificate of Incorporation, as filed July 22, 2003 (incorporated by reference to Form 8-K filed July 23, 2003).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Form SB-2/A, Amendment No. 3, filed July 25, 2003).

4.2	Form of Unit Certificate (incorporated by reference to Form SB-2/A, Amendment No. 3, filed July 25, 2003).

4.3	Warrant Agreement (including form of Warrant to Purchase Common Stock) (incorporated by reference to Form 10-Q filed November 13, 2003)

4.4	Purchase Warrant dated July 30, 2003, issued to Paulson Investment Company, Inc. (incorporated by reference to Form 10-Q filed November 13, 2003)

4.5	Purchase Warrant dated July 30, 2003, issued to I-Bankers Securities Incorporated. (incorporated by reference to Form 10-Q filed November 13, 2003)

10.32.1	Amendment to Consulting Agreement between us and Del Mar Consulting Group, Inc. dated September 16, 2003 (incorporated by reference to Form 10-Q filed November 13, 2003).

10.80	Letter Agreement between Ronald Fellman and us dated September 12, 2003 (incorporated by reference to Form 10-Q filed November 13, 2003).

31*	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith

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

John R. Zavoli
Chief Financial Officer, General Counsel and Corporate Secretary

Date: January 26, 2004

Exhibit List

References to “us” or “Path 1” in this Exhibit List mean Path 1 Network Technologies inc., a Delaware corporation

Exhibit Number	Description

1.1	Underwriting Agreement dated July 30 , 2003 between the Company and Paulson Investment Company, Inc. (incorporated by reference to Form 10-Q filed November 13, 2003)

3.1.2	Certificate of Amendment of Certificate of Incorporation, as filed July 22, 2003 (incorporated by reference to Form 8-K filed July 23, 2003).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Form SB-2/A, Amendment No. 3, filed July 25, 2003).

4.2	Form of Unit Certificate (incorporated by reference to Form SB-2/A, Amendment No. 3, filed July 25, 2003).

4.3	Warrant Agreement (including form of Warrant to Purchase Common Stock) (incorporated by reference to Form 10-Q filed November 13, 2003)

4.4	Purchase Warrant dated July 30, 2003, issued to Paulson Investment Company, Inc. (incorporated by reference to Form 10-Q filed November 13, 2003)

4.5	Purchase Warrant dated July 30, 2003, issued to I-Bankers Securities Incorporated. (incorporated by reference to Form 10-Q filed November 13, 2003)

10.32.1	Amendment to Consulting Agreement between us and Del Mar Consulting Group, Inc. dated September 16, 2003 (incorporated by reference to Form 10-Q filed November 13, 2003).

10.80	Letter Agreement between Ronald Fellman and us dated September 12, 2003 (incorporated by reference to Form 10-Q filed November 13, 2003).

31*	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith