Form 10-K
period 2003-12-31
PATH 1 NETWORK TECHNOLOGIES INC
filed 2004-04-14
CIK 1059404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003.

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

Common Stock, $.001 par value

Common Stock Purchase Warrants

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the Common Stock on June 30, 2003, was approximately $3,110,000. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of March 12, 2004 was 6,685,640

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2004 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Report. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2003.

EXPLANATORY NOTE

This Annual Report on Form 10-K for the year ended December 31, 2003, includes restated consolidated financial information for the fiscal year ended December 31, 2002. In addition, we have restated our financial results for the last three quarters of 2002 and the first three quarters of 2003 from our previously reported unaudited financial results. See Note 12 to our consolidated financial statements for further detail. Financial statement information and related disclosures included in this Form 10-K reflect, as noted, changes as a result of the restatement.

This restatement results from recording the embedded beneficial conversion feature related to convertible promissory notes we issued in 2002 and 2003. The related debt discount resulted from the conversion price of the notes being less than the fair value of our common stock on the date the notes were issued, which resulted in the embedded beneficial conversion feature. We had initially determined fair value based on a discount to the market price of the underlying common stock which was then trading on the over-the-counter market. This discount was determined based on independent valuations of our common stock. This accounting treatment was formulated in 2000 in connection with the filing of our Form 10 and had been consistently applied.

In connection with a review of Forms S-3 recently filed by us, the Staff of the Securities and Exchange Commission informed us that, rather than determine fair value of our common stock underlying the convertible promissory notes by applying a discount to the market trading price of our common stock, the terms of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates,” instead required that we rely on the market trading price. EITF 98-5 states generally that the trading price on an active market is the best evidence of fair value. Our previous accounting methodology was based on the view that an active trading market for our common stock did not exist at the time the promissory notes were issued and that reliance solely on the over-the-counter trading price would not yield fair value. The financial restatement described in this Form 10-K results from a change in our accounting methodology towards reliance on the market trading prices as quoted on the Over the Counter Bulletin Board to determine fair value.

The effects of this restatement are non-cash and non-operating, and only require adjustments to interest expense, notes payable and stockholders’ equity. The significant effects of the restatement are as follows:

	As Previously Reported	As Restated
	(In thousands, except per share data)
At December 31, 2002:
Current portion of notes payable	$863	$580
Total liabilities	$2,172	$1,889
Additional paid-in capital	$30,134	$30,712
Total stockholders’ (deficit)	$(539)	$(256)
For the twelve months ended December 31, 2002:
Interest expense	$(1,019)	$(1,314)
Net loss	$(6,154)	$(6,449)
Net loss per share	$(4.25)	$(4.46)

For more information regarding EITF 98-5 and the restatement, see Note 1 to our consolidated financial statements.

PATH 1 NETWORK TECHNOLOGIES INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003

*	Incorporated by reference from our definitive Proxy Statement relating to the 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 29, 2004.

PART I

ITEM 1.	BUSINESS

OVERVIEW

We are an industry leader in developing and supplying products that enable the transportation and distribution of real-time, high-quality video over Internet Protocol (IP) or packet-based networks, such as the networks that comprise the Internet. Our products are currently used in two different segments of the video market. Our products are used by cable companies to supply video-on-demand services. Our products are also used by a variety of providers to transmit high-quality, real-time video to one or more locations throughout the United States or the world (which we refer to as “long-haul transmission”). Since our products transmit video content using IP communication networks, our customers can use existing infrastructure, thus lowering their costs and permitting them greater flexibility in the delivery of video content. Our customers include cable, broadcast and satellite companies, movie studios, carriers and government and educational institutions.

Our principal executive offices are located at 6215 Ferris Square, Suite 140, San Diego, California 92121. Our telephone number is (858) 450-4220, and our Internet website address is www.path1.com. We were incorporated in Delaware in January 1998.

In July 2003 we effected a 1-for-6 reverse split of our Common Stock. All share and share price numbers in this Form 10-K annual report are adjusted to reflect the reverse split.

INDUSTRY BACKGROUND

Current technologies for transmitting real-time, high-quality video over long distances require establishment and full dedication of a circuit for the duration of a transmission, regardless of whether the circuit is being used by the end-user. The concept is similar to a traditional telephone network—a call is placed, a circuit between two (or multiple) points is established and thereafter remains open for the duration of the call (regardless of whether anyone is speaking). These technologies typically require that the network be designed to be able to handle twice the expected average capacity in order to prevent congestion during peak usage. These technologies also require procuring expensive, dedicated bandwidth that remains open at all times regardless of usage. Dedicated bandwidth is often priced on a monthly basis, requiring significant cost regardless of usage.

Cable and satellite companies have historically used technologies that typically require all available packages of programs be broadcast to every subscriber. As a result, limited bandwidth remains available for video on demand and similar interactive services requiring two-way communication. As a result, such services are currently available only on a limited basis and in select markets. Satellite companies are unable to deliver services that require two-way communications.

The rise of IP and packet-based networks

The advent of IP and packet-based networks has resulted in a dramatic increase in the transmission and exchange of data, information and ideas. IP networks chop data into small packets that are addressed to and received by designated addresses. These packets are capable of being transmitted over networks independent of one another. Divided and reassembled by switches and directed from source to destination by routers, IP networks minimize wasted bandwidth by using bandwidth in quick bursts and only when needed. In contrast to the design parameters noted above, IP networks typically require a design that only increases total network capacity by approximately 25% to handle peak load conditions. In addition, IP networks were designed to overcome failure of any particular portion of the network. In the event a particular pathway on the network fails, alternate routes to the same destination are available. Because, however, each packet travels independent of the others and possibly by a different pathway, certain packets can be delayed or delivered out of order relative to others, or may not ever arrive at the intended destination.

The impact of late or missing packets on a transmission depends in large part on the form of communication. With respect to written text, for instance, delay in the arrival of packets will likely not be noticed by the recipient. For this reason, email is an ideal form of communication for IP networks.

For transmissions that must be delivered continuously, such as real-time, high-quality video, even a few milliseconds of delay may be noticeable by the viewer. As the majority of video consumers have become accustomed to high-quality delivery, new service offerings must provide quality at least as good as that to which the target viewing audience has become accustomed. Thus, IP networks have historically not been well-suited for delivery of real-time, high-quality video. While it is currently possible to view video clips (such as movie trailers) over the Internet, the inability of current IP networks to deliver real-time, broadcast quality video requires that the clips first be downloaded, and then played. This download-and-play approach has limited application because, for instance, a 2.5-hour movie may generally take 6 hours to download over a T1 or DSL line.

THE PATH 1 SOLUTION

By enabling the transportation and distribution of real-time, high-quality video over existing IP networks, our products provide significant benefits to those with a need to distribute or contribute video. Our products perform three primary functions. First, they process and prepare multiple video feeds for delivery over an IP network. Second, they combine video streams arriving over the IP network into single streams for delivery to the end-viewer. Third, and perhaps most important, they condition the video data to avoid impairments or disruptions that would otherwise deteriorate the quality of the video signal. Our products provide benefits and enable services as follows:

•	Feasibility—IP offers wider bandwidths than are currently available on alternate video transmission methods (such as satellite and DS-3);

•	Efficiency—by using bandwidth only when needed, a greater amount of content can be passed over a provider’s network. For example, a Russian television network is using a single unit of our product to deliver live television in both directions from Moscow to New York using basic Internet service;

•	Content on demand—no longer compelled to broadcast content uniformly to all end-users, providers can send specific content to only those requesting it, further reducing bandwidth constraints (both into the home and within the network);

•	Decreased capital costs—the extensive installed base of IP networks and the equipment used to support them results in economies of scale and the availability of cost-effective products;

•	Decreased operations costs—IP networks, designed to be fault-tolerant and self-correcting, reduce the need for redundant back-up networks and significantly reduce maintenance and support costs; and

•	Customization and flexibility—the software architecture underpinning our products allows providers to increase the volume of video traffic being delivered simply by the remote activation of additional ports or features within our products, rather than incurring costs associated with new equipment installation.

We believe our technology can be used for a wide variety of purposes by communication service providers. Our current business model calls for us to seek representative customers in various market segments who will use our products. Often, these initial segment penetrations involve tests and/or trials by the customer. The sales process for both direct and indirect sales typically includes a product demonstration both at the customer’s facility and sometimes at our facility. After a product demonstration, a customer may often request a trial period during which the customer can evaluate our products. These product evaluations may run in length of a week to sometimes as much as a month or more. Often, our products are run in trials by prospective customers while they also are evaluating our competitors’ products. At the end of the trial, a customer will decide whether to purchase our products. Our sales cycle can thus be lengthy. Specific services and applications our technology can enable include the following:

Long Haul & Broadcast Service

Broadcasters and news organizations need to move high quality video over long distances. In the broadcast industry, video is both distributed (for example, a video program that a broadcaster broadcasts to its viewers) as well as contributed (for instance, the video clips from multiple sources that are transported between and among broadcast studios or affiliates to be assembled into a video segment such as a news report or feature story that is, in turn, distributed for broadcast to viewers). For both the distribution and contribution of broadcast quality video, broadcasters have traditionally used satellite links or procured dedicated bandwidth on fiber lines, both of which are very expensive and usually require multi-year contracts. Our products now allow the same video to be moved over existing IP networks at significantly reduced cost. In 2003, roughly 50% of our product revenues were derived from the long haul broadcast market.

Our Cx1000 product is currently being used by dedicated bandwidth providers to deliver broadcast video in key US and international cities. Customers using our products for long-haul transmission include the Vyvx division of WilTel Communications which recently used our Cx1000 to carry both the live primary and backup high definition (“HD”) broadcasts of Super Bowl XXXVIII® over Vyvx’s HD VenueNet at 40.5 Mpbs and 270 Mbps, respectively. Vyvx accounted for 17% of our product revenue in 2003. C-SPAN uses our products to televise real-time, interactive classrooms between Washington, D.C. and the University of Denver. RTVI, a Russian television network, runs live broadcast-quality Russian language programming between Moscow and New York using our long haul product, and is expanding its network internationally. Currently, Level (3) offers full and part-time video services using our Cx1000 product to deliver broadcast video in key US and European cities.

Cable Companies

The versions of our Chameleon vidX™ product line designed for cable companies allow them to use existing digital set-top boxes already in consumer homes to provide video-on-demand services, a significant competitive advantage over satellite providers. The more efficient use of existing bandwidth (both into the home and within the network) allows cable companies to increase the volume of content (whether movies, television or live events) available for delivery whenever requested by the cable subscriber, or to increase the number of subscribers served with existing content volume.

Today, consumers who desire to have personalized video recording in the home must purchase the necessary digital video recorder (“DVR”) and subscribe to a service. We believe that the drawbacks to DVRs are requiring the purchase of additional equipment in the home or the swapping out of the existing in-home set top box for a new set top box with local storage. Using our products, cable companies could in the future offer network-based (with our equipment sitting at the edge of the network) personalized video recorder capabilities to their subscribers to compete with in-home DVR service providers. Cable company subscribers in this case would not require a DVR in the home to enjoy on-demand viewing.

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

Additionally, our products enable cable companies to deliver HD television that can potentially overwhelm the bandwidth capacity of current delivery technologies. HD television requires at least five times the bandwidth currently required for standard television transmissions. Using our products, providers can avoid incurring significant capital expenditures to increase the capacity of existing infrastructure, and can avoid significant recurring costs to maintain and support the expanded networks resulting from HD television and increased numbers of channels. Should these providers use existing methods of transmission, they might eventually be forced to decrease programming or other services to conserve bandwidth.

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

Our Cx1000 product line allows satellite providers to gather content at uplink earth stations without the need to hop the content through interim satellites, reducing the strain on, and cost of, satellite networks and their maintenance. In addition to the cost-savings, collecting information at uplink earth stations via IP networks, as opposed to satellite hops, increases the speed by which information moves from source to consumer. Use of our products enables satellite providers to avoid some of the delay associated with “live” satellite feeds. Each satellite hop introduces a half-second delay whereas an existing terrestrial fiber international circuit has less than a quarter-second delay. PanAmSat is an example of a satellite provider using our Cx1000 product over terrestrial fiber to interconnect earth stations for video routing with the least delay.

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

To attain the level of resolution required by studios and for government applications requires data to be delivered uncompressed. Compression, a common means for transporting high-resolution data, is designed to eliminate what would typically be redundant or unnecessary information, or to allow data to fit on satellites’ limited bandwidth. Because of the unerring detail required by these industries, what is generally acceptable TV-quality degradation becomes unacceptable. The opposing requirements of exceptionally high resolution and high bit-rate make most delivery methods (such as satellite) unusable. Our Cx1000 product enables the delivery of exceptionally high resolution, high bit-rate, and real-time video. Our products are currently in limited use by DreamWorks SKG for domestic and international creative collaborations using high-definition video cameras. DreamWorks SKG accounted for 5% of our 2003 revenues. Additionally, C-Span, which accounted for 3% of our 2002 sales, has used our Cx1000 product to televise real-time, interactive classrooms between Washington, D.C. and the University of Denver.

OUR TECHNOLOGY

Product Architecture

We employ a unique software-driven, network-processor-based architecture. Most existing product designs are based largely on hardware or less flexible chipsets, which require hands-on manipulation in the field, or return to the factory to correct errors or provide upgrades. We use a mixed architecture that relies on software algorithms calculated on a network processor for more complex tasks and hardware for more basic functions. This approach speeds product development times and reduces both development and production costs when compared to designs that are based largely on hardware.

Our software-driven, network-processor-based architecture also allows us to offer feature upgrades to our customers without requiring the return of equipment. For example, a customer may begin with a 4 port software-enabled version of our Chameleon products. The same hardware platform supports from one to eight inputs and outputs in IP networks with feature sets licensed by the customer. Over time the customer can choose to software-enable additional input ports, increase video stream counts or rates, or add output port capability—all without returning the installed equipment. Alternatively, our products can be licensed to transport only standard definition TV or both standard definition and high definition TV over IP networks.

Our products are also capable of assuming a larger role in the delivery of real-time, high-quality video. The process by which video is transmitted to the end viewer or user is complex and involves numerous networks, systems and components. The flexible architecture of our products can allow them to perform functions such as file caching and serving, whereby files can be temporarily stored in our products for quick delivery to the consumer or user without the need to access large video servers. Today, separate large and expensive video servers are necessary to provide video on demand services to a discrete number of homes. By implementing caching and serving capabilities, our products can move some of the necessary functions of video delivery to the periphery of networks, thus reducing the strain on core portions of networks, and reducing the need for numerous expensive video servers.

Our products easily integrate into existing networks enabling real-time, high-quality video service in IP access networks.

Product Development

Our product development efforts are continuous and based on customer requirements for increased performance, flexibility and functionality. To increase performance, we intend to move to next generation network processor designs developed by Intel as needed to provide increased throughput and processing capabilities. To increase flexibility, we intend to bring to market new products that provide scaleable solutions that can be deployed under initial conditions of throughput and other critical parameters, yet grow as requirements change due to increases in demand or number of subscribers. To increase functionality, we will evaluate logical additions to our products that will better fit customers’ evolving needs. For example, our Chameleon product line has already changed from a pure multiplexer/de-multiplexer family of products delivering video-on-demand to one that also delivers regular broadcast channels over IP networks. In some cases we are able to offer entirely new products and in many cases we are able to offer significant enhancements to existing products by developing additional software without the need to design new, or change existing, hardware.

OUR STRATEGY

We believe that our technology and our products can be used in many different applications by broadcasters, cable companies, DSL providers, entertainment companies, and other communication services providers. Our strategy is to aggressively pursue (within our financial and other means) resources that introduce our products into the market and to create demand for our products to enable transporting broadcast quality video over IP networks. We intend to pursue strategic relationships with major equipment providers and content providers, as well as building a direct sales and marketing staff within the company. We are a small, cohesive company, able to react quickly to changes in market conditions. Our flexibility has in the past enabled us to successfully redirect our efforts as circumstances required.

COMPETITION

We face competition in each of the target markets for our products, services and products in development, including but not limited to companies such as Scientific-Atlanta, Harmonic Inc., and Tandberg Television. A number of established and development-stage or start-up companies in these markets offer similar or alternative technological solutions for convergence of real-time data, such as audio and video, over IP networks as well as real-time, high-quality transition of video over IP networks. We anticipate that we will face increased competition in the future as competitors enhance their product offerings and new competitors emerge. Scientific- Atlanta, which in 2002 was our largest single customer, now competes with us very aggressively in the cable market, and our level of business with Scientific-Atlanta has declined substantially. Scientific-Atlanta has a product that competes with our Chameleon vidX product line. Scientific-Atlanta has significant greater resources and industry clout and, therefore, could threaten the viability of our business, and could have an adverse material impact on our business.

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

We have trademarked the name TrueCircuit®, which identifies technology used in certain of our products. We expect also to register trademarks for other technology and product names, as we deem it appropriate. We rely on trade secrets to protect certain areas of our technology, including the areas of fast context switching in embedded operating systems, real-time embedded architectures, signal processing techniques for artifact-free signals, and low-latency software drivers. In addition, we rely on three issued patents covering aspects of our technology and have filed applications for several additional patents. We believe that factors such as the creativity and technological skills of our personnel, new product developments, frequent product enhancements, reliable customer service and product maintenance are more essential to establishing and maintaining a technology leadership position.

Our policy is to enter into confidentiality and invention assignment agreements with all employees and consultants, and nondisclosure agreements with all other parties to whom we disclose confidential information. These protections, however, may not be adequate to protect our intellectual property rights.

EMPLOYEES

As of December 31, 2003, we had 29 employees in the United States: 12 were engineers, 10 were marketing and sales personnel, 5 were finance and administration personnel and 2 were employed in operations. Our employees are not represented by any collective bargaining unit. We have never experienced a work stoppage.

WEBSITE ACCESS TO SEC FILINGS

We maintain an Internet website at www.path1.com. We make available free of charge on our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 2.	PROPERTIES

We lease approximately 15,000 square feet of office space within one facility. The San Diego offices are used for research and development, prototype production, sales and marketing and administration. We believe our current U.S. facilities are adequate to meet our near-term space requirements.

ITEM 3.	LEGAL PROCEEDINGS

There are no material legal proceedings pending against us.

On March 22, 2002, we filed a lawsuit in the Superior Court of San Diego County, California against Mr. Meeuwi J. deKraker, a European national, for $3,500,000 stemming from a material breach of contract of a promissory note in connection with a subscription agreement for the Company’s stock. On October 21, 2002, the Superior Court awarded us a default judgment against the defendant in the sum of $3,500,000 plus interest and court costs. In early 2003, we filed suit in Belgium, the defendant’s country of residence, seeking to have the judgment of the Superior Court of California recognized and enforced against defendant. In April 2003, Defendant then petitioned the Superior Court of California to set aside the default judgment against him. The Superior Court denied his petition to have the judgment set aside. Defendant has appealed the decision of the Superior Court to the California Court of Appeals. On February 24, 2004, the Court of First Instance of Brugge, FIFTH CHAMBER, in Belgium, refused to enforce the judgment of the California Superior Court. We plan to appeal the decision of the Belgian court. We will continue to vigorously pursue this litigation both in the United States and in Belgium.

The United States presently is not a party to any international convention governing the recognition and enforcement of judgments by a foreign court, and whether a judgment from a court in the United States will be recognized and enforced in Belgium or in any other foreign country is generally determined by that foreign country’s domestic laws. While we intend to pursue our claim and to enforce this judgment against the defendant, there can be no assurance that the default judgment will be recognized or enforced by a court of competent jurisdiction in Belgium (or in any other country where the defendant might be found or in which a court would have jurisdiction), or if so recognized, whether we will succeed in collecting the judgment.

RISK FACTORS THAT MAY INFLUENCE FUTURE OPERATING RESULTS

Investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all other information included in this Form 10-K, in evaluating our business and future prospects and in evaluating any “forward-looking” statements that we make in this Form 10-K or elsewhere.

OUR LIMITED SALES HISTORY AND LIMITED REVENUES TO DATE MAKE IT DIFFICULT TO EVALUATE OUR PROSPECTS.

We were founded in January 1998 and have only been selling our products commercially since 2002. This short history makes an evaluation of our prospects difficult. Because of our limited sales history, we have limited insight into trends that may emerge and affect our business. Indeed, in 2003, nearly 50% of our product sales was to long haul and broadcast customers, and the balance was to customers in the cable market, whereas nearly two-thirds of our product sales in 2002 were to cable market customers. Our product mix may change significantly from year to year or quarter to quarter, thereby having a possible negative impact on our ability to forecast market demand and the results of our operations. In addition, we have generated only limited revenues to date from sales of our products, and the income potential of our business and market are unproven. An investor in our securities must consider the challenges, expenses and difficulties we face as our sales and marketing efforts mature.

PRICING PRESSURE ON OUR PRODUCTS HAS PLACED US AT A COMPETITIVE DISADVANTAGE.

We have recently experienced significant pricing pressure in some of the markets for our products. Due to competitive factors, cable customers have been willing to pay only reduced amounts for our products. This has placed us at a competitive disadvantage with our competitors who have the financial strength to withstand pricing pressures. If we are unable to regain larger margins on our product sales, we may be forced to exit certain market segments and our results of operations and profitability will be negatively affected.

WE RECENTLY LAUNCHED OUR INITIAL COMMERCIAL PRODUCTS AND SERVICES AND THEY MAY NOT GAIN CUSTOMER ACCEPTANCE.

In 2002, we launched our two primary commercial products into the long haul video transport market, and also announced the deployment of our Chameleon vidX™ product line in our first quarter of 2003. These products are in the early stages of commercial deployment. We may not be able to gain customer acceptance of any of our products due to our lack of an established track record, our financial condition, competition, price or a variety of other factors. If our products and services are not accepted by potential customers, or if these customers do not purchase our products and services at the levels we anticipate, our operating results may be materially adversely affected.

OUR QUARTERLY FINANCIAL RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY.

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because our sales prospects are uncertain and our sales are made on a purchase order basis. In addition, we have not proven our ability to execute our business strategy with respect to establishing and expanding sales and distribution channels. Fluctuations may result from:

•	decreased spending on new products such as ours by communication service providers or their suppliers,

•	the timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors,

•	the change in the mix of sales of our products that have varying selling prices and gross margins,

•	our ability to establish a productive sales force or partner with communication service providers or their suppliers,

•	demand and pricing of the products we offer,

•	purchases of our products by communication service providers in large, infrequent amounts consistent with past practice,

•	consumer acceptance of the services our products enable,

•	interruption in the manufacturing or distribution of our products, and

•	general economic and market conditions, including war, and other conditions specific to the telecommunications industry.

As a result, we may experience significant, unanticipated quarterly losses.

WE FACE COMPETITION FROM ESTABLISHED AND DEVELOPING COMPANIES, MANY OF WHICH HAVE SIGNIFICANTLY GREATER RESOURCES, AND WE EXPECT SUCH COMPETITION TO GROW.

The markets for our products, future products and services are competitive. We face direct and indirect competition from a number of established companies, including but not limited to: Scientific-Atlanta, Motorola, Harmonic Inc., and Tandberg Television, as well as development stage and start-up companies. We also anticipate that we will face increased competition in the future as existing competitors seek to enhance their product offerings and new competitors emerge. Many of our competitors have greater resources, higher name recognition, better established reputations within the industry, and stronger manufacturing, distribution, sales and customer service capabilities than we do.

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

OUR CUSTOMER BASE IS CONCENTRATED AND THE LOSS OF ONE OR MORE OF OUR KEY CUSTOMERS WOULD HARM OUR BUSINESS.

Historically, a significant majority of our sales have been to relatively few customers, including Scientific-Atlanta. In 2003, our revenues from Scientific-Atlanta declined by nearly 68% compared to revenues from this customer in 2002, as we experienced both a decline in overall sales to Scientific-Atlanta as well as an increase in overall sales into the long haul and broadcast markets. We expect that sales to relatively few customers will continue to account for a significant percentage of our net sales for the foreseeable future. Almost all of our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. The loss of, or any reduction in orders from, a significant customer would harm our business.

THE INCREASED COMPETITIVE NATURE OF OUR RELATIONSHIP WITH SCIENTIFIC-ATLANTA MAY JEOPARDIZE OUR SUCCESS.

In 2002, approximately 66% of our total revenues were from sales to Scientific-Atlanta and its subsidiary, BarcoNet N.V. In 2003, our revenues from Scientific-Atlanta accounted for 20% of our product revenues, and 21% of our total revenues, respectively. We anticipate that our 2004 revenues from Scientific-Atlanta will, in absolute terms and as a percentage of our total revenues, will be lower than in previous periods as Scientific- Atlanta now competes against us more aggressively than in prior periods. Because of the increased competitive nature of our relationship with Scientific-Atlanta, we anticipate that our level of business with Scientific-Atlanta will decline, and our results of operations could be negatively impacted.

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

WE HAVE INCURRED LOSSES SINCE INCEPTION AND WILL LIKELY NOT BE PROFITABLE AT LEAST FOR THE NEXT SEVERAL QUARTERS.

We have incurred operating losses since our inception in January 1998, and we expect to incur losses and negative cash flow for at least the next several quarters. Our accumulated deficit at December 31, 2003 was $38.4 million. We expect to continue to incur significant operating, sales, marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.

OUR RECENT CHANGE IN SENIOR MANAGEMENT MAY RESULT IN DIFFICULTIES.

On March 29, 2004, Frederick Cary resigned as our chief executive officer and president and was replaced by John Zavoli. Changes in senior management of small companies are inherently disruptive, and efforts to implement any new strategic or operating goals may also prove to be disruptive. We intend to hire a new chief financial officer to allow Mr. Zavoli to concentrate on his new duties as chief executive officer and president.

THE SUCCESS OF OUR BUSINESS IS DEPENDENT ON ESTABLISHING AND EXPANDING SALES AND DISTRIBUTION CHANNELS FOR OUR PRODUCTS.

Third-Party Collaborations. We intend to partner with the leading suppliers to communication service providers to promote and distribute our products, both as an outside equipment manufacturer to suppliers and with suppliers acting as resellers of our products. We may not be able to identify adequate partners, and even if identified, we may not be able to enter into agreements with these entities on commercially reasonable terms, or at all. To the extent that we enter into any such agreements with third parties, any revenues we receive from sales of our products in those markets will depend upon the efforts of such third parties, which in most instances will not be within our control. If we are unable to effectively leverage a partner to market our products more broadly than we can through our internal sales force, our business could be adversely affected.

Internal Sales Force. We have limited experience in marketing and selling our products. We may seek to expand our direct and indirect sales force and independent channel partners domestically and internationally for the promotion of our product lines and other future products to suppliers and communication service providers of all kinds. Competition for quality sales and marketing personnel and channel partners is intense. In addition, new employees, particularly new sales and marketing employees, will require training and education concerning our products and will also increase our operating expenses. There can be no assurance that we will be successful in attracting or retaining qualified sales and marketing personnel and partners. As a result, there can be no assurance that the sales force we are able to build will be of a sufficient size or quality to effectively market our products.

WE MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL IN THE FUTURE WHEN NEEDED, WHICH COULD PREVENT US FROM GROWING.

In the third quarter of 2003, we completed a public offering resulting in gross proceeds of $15.5 million. However, we have not yet achieved profitability, and we cannot be certain that such financing will be adequate or sufficient for our future needs. We may be required to raise additional capital, and we cannot ensure that financing would be available to us on acceptable terms, if at all. Our inability to raise capital when needed could seriously harm our business. In addition, additional equity financing may dilute our stockholders’ interest, and debt financing, if available, may involve restrictive covenants and could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on debt. If adequate funds are not available, we may need to curtail our operations significantly.

WE MAY NOT BE ABLE TO PROFIT FROM GROWTH IF WE ARE UNABLE TO EFFECTIVELY MANAGE THE GROWTH.

We anticipate that we will need to grow in the future. This anticipated growth will place strain on our managerial, financial and personnel resources. The pace of our anticipated expansion, together with the complexity of the technology involved in our products and the level of expertise and technological sophistication incorporated into the provision of our design, engineering, implementation and support services, demands an unusual amount of focus on the operational needs of our future customers for quality and reliability, as well as timely delivery and post-installation and post-consultation field and remote support. We also anticipate the need to expand our operations internationally. In addition, new customers, especially customers that purchase novel and technologically sophisticated products such as ours, generally require significant engineering support. Therefore, adoption of our platforms and products by customers would increase the strain on our resources.

To reach our goals, we will need to hire rapidly, while at the same time investing in our infrastructure. We expect that we will also have to expand our facilities and possibly maintain presence in other countries. In addition, we will need to successfully train, motivate and manage new employees; expand our sales and support organization; integrate new management and employees into our overall operations; and establish improved financial and accounting systems. Indeed, even without consideration of future needs imposed by any future growth of our business, we need to upgrade several of these areas even to support our present levels of business, because during the pre-IPO periods of tight cash, we focused our resources on areas other than business infrastructure.

We may not succeed in anticipating all of the changing demands that growth would impose on our systems, procedures and structure. If we fail to effectively manage our expansion, if any, our business may suffer.

WE WILL DEPEND ON BROADCASTING, SATELLITE AND CABLE INDUSTRY SPENDING FOR A SUBSTANTIAL PORTION OF OUR REVENUE, AND ANY DECREASE OR DELAY IN SPENDING IN THESE INDUSTRIES WOULD NEGATIVELY IMPACT OUR RESOURCES, OPERATING RESULTS AND FINANCIAL CONDITION.

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

In order to develop and market successfully certain of our planned products for digital applications, we may be required to enter into technology development or licensing agreements with third parties. We cannot assure you that we will be able to enter into any necessary technology development or licensing agreement on terms acceptable to us, or at all. The failure to enter into technology development or licensing agreements when necessary could limit our ability to develop and market new products and, accordingly, could materially and adversely affect our business and operating results.

DELIVERY OF REAL-TIME, BROADCAST-QUALITY VIDEO VIA IP NETWORKS IS A NEW MARKET AND SUBJECT TO EVOLVING STANDARDS.

Delivery of real-time, broadcast-quality video over IP networks is novel and evolving, and it is possible that communication service providers or their suppliers will adopt alternative architectures and technologies for delivering real-time, broadcast-quality video over IP networks that are in compatible with our current or future products. If we are unable to design, develop, manufacture and sell products that incorporate or are compatible with these new architectures or technologies, our business could suffer.

WE RELY ON SEVERAL KEY SUPPLIERS OF COMPONENTS, SUB-ASSEMBLIES AND MODULES THAT WE USE TO MANUFACTURE OUR PRODUCTS, AND WE ARE SUBJECT TO MANUFACTURING AND PRODUCT SUPPLY CHAIN RISKS.

We purchase components, sub-assemblies and modules from a limited number of vendors and suppliers that we use to manufacture and test our products. Our reliance on these vendors and suppliers involves several risks including, but not limited to, the inability to purchase or obtain delivery of adequate supplies of such components, sub-assemblies or modules, increases in the prices of such items, quality of materials and manufacturing, and overall reliability of our vendors and suppliers. Although in many cases we use standard parts and components for our products, certain components are presently available only from a single source or limited sources. Some of the materials used to produce our products are purchased from foreign suppliers. We do not generally maintain long-term agreements with any of our vendors or suppliers. Thus we may thus be unable to procure necessary components, sub-assemblies or modules in time to manufacture and ship our products, thereby harming our business.

We manufacture our products through a leading parts vendor that provides us with turnkey outsourced manufacturing services. To reduce manufacturing lead times and to ensure adequate component supply, we may instruct our vendor to procure inventory based on criteria and forecasts as defined by us. If we fail to anticipate customer demand properly, we may experience parts shortages or, conversely, an oversupply of parts. In either case, our results from operations and financial condition may be negatively impacted.

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

PRODUCT QUALITY PROBLEMS MAY NEGATIVELY AFFECT OUR REVENUES AND RESULTS FROM OPERATIONS.

We produce highly complex products that incorporate leading edge technology including hardware, software and embedded firmware. In addition to other kinds of manufacturing quality problems, our software and other technology may contain “bugs” that can prevent our products from performing as intended. There can be no assurance that our pre-shipment testing programs will be adequate to detect all defects either in individual products or which could affect numerous shipments that, in turn, could create customer dissatisfaction, reduce sales opportunities, or affect gross margins if the cost of remedying the problems exceed our reserves established for this purpose. Our inability to cure a product defect may result in the failure of a product line, serious damage to our reputation, and increased engineering and product re-engineering costs that individually or collectively would have a material adverse impact on our revenues and operating results.

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

CHANGES IN THE MIX OF OUR PRODUCT SALES, PRODUCT DISTRIBUTION MODEL OR CUSTOMER BASE COULD NEGATIVELY IMPACT OUR SALES AND MARGINS.

We may encounter a shift the mix of the various products that we sell – products that have varying selling prices based in part on the type of product sold, applicable volume or other sales discounts, licensed product feature sets, whether we sell our products as an OEM, and whether the sale is a direct sale or an indirect channel sale through our VARs and resellers. In 2003, nearly 50% of our product sales were to long haul and broadcast customers, and the balance was to cable customers, whereas in 2002, nearly 75% of our product sales were made to cable customers. Moreover, the prices of our products sold to the long haul broadcast customers generally command higher prices and gross margins than do our products sold to the cable market. We have experienced significant pressure in the cable industry to reduce the selling prices of our products sold to cable companies, and we have had to sell our products at lower prices than we contemplated. Any change in any of these variables could result in a material adverse impact on our gross sales, gross margins and operating results.

WE MAY BE UNABLE TO OBTAIN FULL PATENT PROTECTION FOR OUR CORE TECHNOLOGY AND THERE IS A RISK OF INFRINGEMENT.

Since the beginning of 2001, we have submitted several patent applications and provisional patent applications on topics surrounding our core technologies to supplement our existing patent portfolio. There can be no assurance that these or other patents will be issued to us, or, if additional patents are issued, that they or our three existing patents will be broad enough to prevent significant competition or that third parties (including powerful competitors) will not infringe upon or design around such patents to develop competing products. In addition, we have filed patent applications in several foreign countries. There is no assurance that these or any future patent applications will be granted, or if granted, that they will not be challenged, invalidated or circumvented.

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

We maintain two equity compensation plans: (i) the 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”), pursuant to which we may issue options and common stock to employees, officers, directors, consultants and advisors, and (ii) the 2001 Employee Stock Purchase Plan (the “Purchase Plan”), approved by our stockholders in February 2002, pursuant to which our employees are provided the opportunity to purchase our stock through payroll deductions. As of December 31, 2003, there were options outstanding to purchase 364,568 shares of common stock under our 2000 Plan; 35,432 shares of common stock remain available for issuance under the 2000 Plan. We intend to either amend the 2000 Plan to increase the number of shares available for issuance, or else adopt a new equity incentive plan. A maximum of 41,667 shares of common stock have been authorized for issuance under the Purchase Plan.

In addition, as of December 31, 2003, there were 89,952 shares of common stock subject to outstanding options granted other than under the 2000 Plan or Purchase Plan. These non-plan options were granted to various employees, directors, consultants and advisors.

We plan to continue to provide our employees opportunities to participate in the Purchase Plan. We also plan to issue options, either under the 2000 Plan, a new plan, or otherwise, to purchase sizable numbers of shares of common stock to new and existing employees, officers, directors, advisors, consultants or other individuals as we deem appropriate and in our best interests. These ongoing purchases of our common stock (as well as future option grants by us and subsequent exercises of options) could result in substantial dilution to all stockholders and increased control by management.

As of December 31, 2003, there were outstanding warrants to purchase up to 3,169,591 shares of our common stock with a weighted average exercise price of $5.60 per share. The weighted average remaining life for all of the currently outstanding warrants is 4.7 years.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

During all of 2002 and until July 30, 2003 our common stock was quoted on the OTC Bulletin Board under the symbol PNWK. On July 31, 2003, our common stock commenced trading on the American Stock Exchange under the symbol “PNO.” The following table sets forth the range of high and low, on a post-1 for 6 reverse split basis, closing prices for our common stock for the periods indicated. Such quotations from the OTC Bulletin Board represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High ($)	Low ($)
2003:
First Quarter	$9.12	$4.62
Second Quarter	$7.44	$3.36
Third Quarter	$5.59	$3.20
Fourth Quarter	$6.80	$4.51
2002:
First Quarter	$34.80	$18.60
Second Quarter	$18.00	$7.50
Third Quarter	$12.60	$6.24
Fourth Quarter	$7.02	$5.16

As of March 17, 2004, there were approximately 1,232 holders of record of our common stock.

In the third quarter of 2003, we completed a public offering that yielded $13.2 million in net proceeds. To date, we have used approximately $1.9 million of the proceeds from this offering to repay previously outstanding debt, and approximately $3.5 million to fund sales and marketing, product development, and for general working purposes. We intend to use the remaining proceeds from this offering to finance sales and marketing efforts and product development, and for general working capital.

Equity Compensation Plan Information

The following table contains aggregated information regarding our equity compensation plans as of December 31, 2003.

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options, warrants and rights ($)/sh.	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	674,568	$19.05	32,185
Equity compensation plans not approved by security holders(2)	89,952	$3.78	-0-
Total	454,520	$16.23	32,185

(1)	Equity compensation plans approved by our security holders include our 1999 Stock Option/Stock Issuance Plan and our 2000 Stock Option/Stock Issuance Plan.
(2)	Equity compensation plans not approved by our security holders includes an arrangement pursuant to which we granted non-statutory options to purchase up to 147,519 shares of our Class A Common Stock at a weighted average exercise price of $6.78. These options were granted in 1999 and have a seven year exercise term.

ITEM 6.	SELECTED FINANCIAL DATA

In the table below, we provide you with our summary historical financial data. We have prepared this information using our audited consolidated financial statements, for the years ended December 31, 2003, 2002, 2001, 2000 and 1999. When you read this summary historical financial data, it is important that you also read the consolidated historical financial statements and related notes included herein for the three most recent of those years (in thousands):

	Years ended December 31,
	2003	2002	2001	2000	1999
		(restated)
STATEMENT OF OPERATIONS DATA:
Revenues	$2,721	$2,722	$1,969	$0	$0
Gross profit	$1,297	$1,209	$596	$0	$0
Operating loss	$(6,146)	$(4,228)	$(2,050)	$(13,468)	$(4,000)
Loss from continuing operations	$(7,446)	$(6,132)	$(2,855)	$(13,120)	$(4,014)
Discontinued operations	$0	$(317)	$(1,829)	$0	$0
Net loss	$(7,446)	$(6,449)	$(4,684)	$(13,120)	$(4,014)
BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities	$7,807	$396	$1,733	$11,484	$454
Working capital	$7,662	$(486)	$271	$8,971	$258
Total assets	$9,277	$1,633	$3,418	$12,304	$712
Total stockholders’ equity (deficit)	$8,028	$(256)	$1,349	$9,614	$430

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion of our results of operations and financial condition, as well as other materials in this Form 10-K report, contains certain statements that are not strictly historical and are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a high degree of risk and uncertainty. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Actual events or results may differ materially.

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

Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under this caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under the caption “Risk Factors That May Influence Future Operating Results” included herein. These are factors that we think could cause our actual results to differ materially from expected and historical events.

The following comments should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements contained herein.

OVERVIEW

This Form 10-K includes restated consolidated financial information for the fiscal year ended December 31, 2002. In addition, we have restated our financial results for the last three quarters of 2002 and the first three quarters of 2003 from our previously reported unaudited financial results. See Note 12 to our consolidated financial statements for further detail. Financial statement information and related disclosures included in this Form 10-K reflect, as noted, changes as a result of the restatement. This restatement relates to the debt discount we recorded as a result of the embedded beneficial conversion feature related to convertible promissory notes we issued in 2002 and 2003.

In connection with a review of Forms S-3 recently filed by us, the Staff of the Securities and Exchange Commission informed us that, rather than determine fair value of our common stock underlying the convertible promissory notes by applying a discount to the market trading price of our common stock, the terms of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates,” instead required that we rely on the market trading price. EITF 98-5 states generally that the trading price on an active market is the best evidence of fair value. Our previous accounting methodology was based on the view that an active trading market for our common stock did not exist at the time the promissory notes were issued and that reliance solely on the over-the-counter trading price would not yield a fair value measurement. The financial restatement described in this Form 10-K results from a change in our accounting methodology towards reliance on the market trading price of our common stock on the Over the Counter Bulletin Board to determine fair value. The effects of this restatement are non-cash and non-operating, and only require adjustments to interest expense, notes payable and stockholders’ equity. These effects are reflected, as appropriate, in the discussion below. For more information regarding EITF 98-5 and the restatement, see Note 1 to our consolidated financial statements.

In 2002, we began a transition toward being a true products-based company as opposed to an engineering and research development-stage company. Although we still fit the profile of an emerging company, this transition is evident in many aspects of our operations. Nonetheless, we continued to have significant operating losses in 2003, and we are projecting losses for 2004. As part of our continuing transition, we outsourced our manufacturing operations in January 2002.

Since our inception on January 30, 1998, we have financed our operations primarily through the sale of common equity securities to investors and strategic partners, as well as from the issuance of convertible notes. From January 30, 1998 through December 31, 2003, we incurred losses totaling $38.4 million. We believe that our existing capital resources will enable us to fund operations for the next twelve months. At December 31, 2003, we had working capital of $7,662,000, and an increase of $7,411,000 in cash and cash equivalents compared to December 31, 2002.

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

We generate revenue primarily from the sale of our video gateway products. We sell our products through direct sales channels and through distributors or resellers. Generally, product revenue is generated from the sale of video gateway products. We also derive revenue from contract services and license fees.

Product Revenue

We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. Significant management judgments and estimates must be made in connection with the measurement of revenue in a given period. We follow specific and detailed guidelines for determining the timing of revenue recognition. At the time of the transaction, we assess a number of factors including specific contract and purchase order terms, completion and timing of delivery to the common-carrier, past transaction history with the customer, the creditworthiness of the customer, evidence of sell-through to the end user, and current payment terms. Based on the results of the assessment, we may recognize revenue when the products are shipped or defer recognition until evidence of sell-through occurs and cash is received. Estimated sales returns and warranty costs are based on historical experience and are recorded at the time revenue is recognized. Our products generally carry a one-year warranty from the date of purchase.

Contract Service Revenue

Revenue from support or maintenance contracts, including extended warranty programs, is recognized ratably over the contractual period. Amounts invoiced to customers in excess of revenue recognized on support or maintenance contracts are recorded as deferred revenue until the revenue recognition criteria are met. Revenue on engineering design contracts, including technology development agreements, is recognized on a percentage-of-completion method, based on costs incurred to date compared to total estimated costs and subject to acceptance criteria. Billings on uncompleted contracts in excess of incurred costs and accrued profits are classified as deferred revenue.

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

Provisions for potentially obsolete or slow-moving inventory are made based on an analysis of inventory levels and future sales forecasts. At December 31, 2003, we had accrued $142,000 for potentially obsolete or slow-moving inventory.

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

Warranty Reserves, Indemnification Arrangements and Guarantees

In connection with our adoption of FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, the following disclosures are made with respect to our product warranties.

We provide a limited warranty for our products. A provision for the estimated warranty cost is recorded at the time revenue is recognized. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related revenue is recognized. The amount of liability to be recorded is based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs. Our standard product warranties are for one year, although in some agreements, it may warrant products for periods in excess of one year. The following table summarizes the activity in the liability accrual related to product warranty during the twelve months ended December 31, 2003:

(in thousands)
Balance at December 31, 2002	$110
Increase in expense related to change in estimates	54
Actual warranty costs incurred in the period	(86)

Balance at December 31, 2003	$78

We also undertake indemnification obligations in the ordinary course of business related to its products, the licensing of its software, and the issuance of securities. Under these arrangements, we may indemnify other parties such as business partners, customers, and underwriters, for certain losses suffered, claims of intellectual property infringement, negligence and intentional acts in the performance of services, and violations of laws including certain violations of securities laws. Our obligation to provide such indemnification in such circumstances would arise if, for example, a third party sued a customer for intellectual property infringement and we agreed to indemnify the customer against such claims. We are unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to its indemnification obligations. Some of the factors that would affect this assessment include, but are not limited to, the nature of the claim asserted, the relative merits of the claim, the financial ability of the parties, the nature and amount of damages claimed, insurance coverage that we may have to cover such claims, and the willingness of the parties to reach settlement, if any. Because of the uncertainty surrounding these circumstances, our indemnification obligations could range from immaterial to having a material adverse impact on our financial position and our ability to continue in the ordinary course of business.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as special purpose entities (“SPEs”).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. This interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations that the guarantor has undertaken in issuing that guarantee. Management has assessed the impact of this interpretation and has adopted its provisions.

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

On December 17, 2003, the Staff of the SEC issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, Accounting For Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the “FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not materially affect our revenue recognition policies, or our results of operations, financial position or cash flow.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

REVENUE

Revenues in 2003 were $2.7 million compared to $2.7 million in 2002. Product revenues in 2003 were $2 million, a decline of $446,000, or 18%, from product revenues of $2.4 million for 2002, reflecting a softening of sales to cable customers, partially offset by an increase in sales to long haul and broadcast customers. Contract revenues in 2003 were $507,000, reflecting an increase of $391,000, or 337% over contract revenues of $116,000 in 2002. The increase in contract service revenues resulted from our development work on new products from which we are compensated by development partners. We retain all intellectual property rights to such new products. We expect contract services revenues to fluctuate significantly from quarter to quarter in the future. License revenues in 2003 totaled $235,000, an increase of nearly 24% over license revenues of $190,000 in 2002. License fees in 2003 result from software upgrade products we made available to our customers to increase the functionality and features of our products such as enabling our products to carry high definition (“HD”) video as opposed to merely standard definition video.

In 2002, we underwent a substantial transformation to developing and selling broadcast video gateway products from our previous business of contract research and development for third parties. In early 2002, we began making the first commercial sales of our video gateway product—the Cx1000. All of our product sales in 2002 resulted from the sales of video gateway or router products—primarily to customers in the long haul broadcast and cable markets. Approximately 25% of our 2002 product revenue was from sales to long haul and broadcast market customers, whereas 75% of our product revenues in 2002 were from sales in the cable market. In 2003, in contrast, approximately 50% of product revenue was from long haul and broadcast customers and the balance from cable market customers. Our ability to forecast our mix of sales remains difficult given the relatively new markets in which we operate. The mix of our sales may fluctuate from period to period.

Our 2003 revenues reflect our continued transition to developing and selling video gateway or router products and away from providing contract research and development services. We expect our future revenues to be predominantly based on the sale of our products in line with our business model that is based on selling products. We expect to be able to develop additional revenue from feature upgrades that are made possible by the architecture of our products and other services related to those products.

COST OF REVENUES

Cost of revenues decreased in 2003 to $1.4 million from $1.5 million in 2002. The reduction in cost of product sales to $1.2 million in 2003 from $1.48 million in 2002 reflects the sale of fewer number of products overall in 2003 than in 2002 as a result of a shift in our product mix to selling more Cx1000s (that generally sell at prices higher than our products sold into the cable market) in the long haul and broadcast market than we did in 2002, and reductions in the cost of manufacturing our products by outsourcing manufacturing to our contract manufacturer. Cost of product sales includes the manufacturing fees from our contract manufacturer, our internal operations salaries and other costs. Cost of product sales in 2003 includes a provision of $142,000 related to obsolete and slow-moving inventory; no such provision for obsolete and slow-moving inventory was included in cost of product sales in 2002. Cost of contract services increased to $200,000 in 2003 from $33,000 in 2002, reflecting our product development efforts on new products. Cost of contract services includes salaries of engineering personnel and other costs for technical and development services.

ENGINEERING, RESEARCH AND DEVELOPMENT

Engineering, research and development expenses in 2003 increased 5% to $1.8 million from $1.7 million in 2002. The increase in engineering, research and development expenses was principally due to increased engineering salaries and related benefits. We have increased engineering headcount and other engineering expenses for new product development and other sustaining engineering efforts, and we expect that engineering, research and development expenses will increase in future periods.

SALES AND MARKETING

Sales and marketing expenses in 2003 increased by over $1 million, or approximately 164%, to $1.7 million from $639,000 in 2002. The increase in sales and marketing expenses in 2003 resulted principally from the following: increased salaries and employee related benefits expenses increased by $521,000; sales and marketing consulting expenses increased by $363,000; advertising and tradeshow expenses increased by $92,000; and travel and related expenses increased by $61,000. We expect that sales and marketing expenses will increase in the future as we grow our channel partner network and pursue international markets.

GENERAL AND ADMINISTRATIVE

Our general and administrative expenses increased nearly 38% to $3.9 million in 2003 from $2.8 million in 2002. The increase is principally from non-cash debt conversion expense charges totalling $731,000 in 2003 related to the conversion of convertible debt where the conversion price had been repriced favorably for the noteholder; debt conversion expense in 2002 was $207,000. General and administrative expenses also increased because of increases in consultants and investor relations expenses totaling $364,000, while salaries and related employee benefits increased by $75,000. These increases were offset in part from decreases in other general and administrative expenses. We expect our spending for business infrastructure to increase in future periods.

Our general and administrative expenses include the costs related to general management, finance, legal, information technology, investor relations, and other administrative functions. Such costs include, but are not limited to, salaries, employee benefits, rent, utilities, telephone and Internet, insurance, legal, accounting, and consulting and management fees.

STOCK-BASED COMPENSATION

Stock-based compensation expense is a non-cash item that is recognized in association with stock options having exercise prices below estimated fair value and/or which overlie junior common stock. Stock-based compensation expense is calculated as the difference between exercise prices and estimated fair market on the date of grant or subsequent measurement date. If the options are subject to variable accounting treatment, then each quarter additional compensation expense, either positive or negative, is recognized based on the fair market value of our common stock in accordance with the provisions of variable stock option accounting. In 2003, we recorded non-cash compensation expense of $50,000 related to stock options, compared to non-cash stock compensation expense of approximately $253,000 in 2002. Stock-based compensation expense may continue to fluctuate, in material amounts, as the fair market value of our common stock increases or decreases.

INTEREST INCOME/(EXPENSE)

Interest expense totaled $1 million in 2003, compared to $1.3 million in 2002. The decrease in interest expense predominantly results from lower debt financing in 2003 compared to 2002, and from the repayment of approximately $1.2 million in convertible debt in 2003. Interest expense includes both amortization of deferred interest and coupon interest related to our European note and convertible note borrowings in 2003 and 2002. Interest income (expense) may fluctuate in future periods, although we have no present plans to make additional borrowings.

LOSS ON SALE OF SECURITIES

In 2002, we recorded a loss on sale of securities totaling $590,000. We no longer hold any portfolio securities.

DISCONTINUED OPERATIONS

In 2002, we decided to dispose of our Silicon Systems business unit (“Sistolic”) after a large semiconductor company, with which we entered into a non-exclusive licensing agreement and an engineering services agreement related to Sistolic’s technology, informed us that they were terminating the agreement. Due to this material and adverse turn of events, we decided that we could no longer sustain the negative cash flow from Sistolic. On April 3, 2002, we disposed of the assets of this business unit back to Metar SRL and its President (the “Executive”) in exchange for the elimination of our remaining obligations to Metar SRL and its affiliates, including the payable of $686,000, the return of all stock options granted to the Executive and the Romanian employees, and a confirmation that performance criteria specified in the Executive’s employment agreement with us related to a potential $4 million bonus were never met by him. We also received a limited use license to the business unit’s intellectual property. In addition, the Romanian facility lease was transferred to Metar SRL and the Romanian employment contracts were terminated. Metar SRL was permitted to hire any and all Romanian employees. Metar SRL also received 35,000 shares of our common stock. The Executive resigned on March 27, 2002, as an officer of the Company in anticipation of this transaction.

Sistolic’s results of operations for 2002 have been included in discontinued operations. We recorded a loss of $317,000 from discontinued operations for 2002.

NET LOSSES

Net Loss for 2003 was $7.4 million, compared to a net loss of $6.4 million for 2002. Our net loss for 2002 reflects a $317,000 loss from discontinued operations related to our former Sistolic operations.

COMPARISON FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

REVENUE

Revenues in 2002 were $2.7 million, compared to $2.0 million in 2001. Product revenues in 2002 were $2.4 million, reflecting an increase of $1.9 million over 2001 product revenues of $519,000 as we commenced selling our commercial video gateway products and moved away from having all our revenue from contract research and development. Contract revenues in 2002 totaled $116,000 versus contract revenues of $1.5 million in 2001. The decrease in contract research service revenues resulted from the transition of our company from a contract research and development provider to a commercial video gateway products supplier. With respect to our contract research services, we generally retain all intellectual property rights to such new products. We expect contract services revenues to fluctuate significantly from period to period in the future. License revenues in 2002 totaled $190,000. We reported no license fees in 2001. License fees in 2002 resulted from a distribution license we granted for an exclusive limited time to distribute one of our video gateway products: that exclusive license has since expired. We expect that our license revenues will fluctuate from period to period in the future.

The decrease in engineering services revenue in 2002 is a result of the shift in our business focus away from providing services and toward selling products.

COST OF REVENUE

Total cost of revenue in 2002 was $1.5 million, compared to cost of revenue of $1.4 million in 2001. Product cost of revenue totaled $1.5 million in 2002, compared to $156,000 in 2001, reflecting our transition to developing and selling commercial video gateway products. Because we began to build and sell products in 2002, the raw materials and other costs to manufacture our products increased over 2001. We expect that our cost of product sales will increase in future periods as we focus our business on developing and selling commercial video gateways, and we expect that our cost of product sales may fluctuate from period to period depending on the level of product sales, product mix, and our ability to control and manage our contract manufacturer and parts suppliers.

ENGINEERING RESEARCH AND DEVELOPMENT

Engineering research and development expense decreased to approximately $1.7 million in 2002 from $2.0 million in 2001, representing a 16% decrease year on year. The decrease in engineering, research and development expenses was due to a reduction of $393,000 in engineering consulting services, a reduction of $78,000 for software development tools, reduced equipment rental expenses of $32,000, reduced travel of $22,000, offset by an increase in employee compensation and related benefits of $196,000. We expect that our engineering, research and development expenses will increase in future periods.

SALES AND MARKETING

Sales and marketing expense increased 69% to $639,000 in 2002 from $378,000 in 2001. The 69% increase in 2002 over 2001 resulted from increased headcount and employee-related expenses (including salaries) of $212,000, and $36,500 of increased spending for advertising, consulting, marketing campaigns and channel partner or reseller programs related to the sale of our products. We expect that sales and marketing expenses will increase in future periods.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased nearly 29% to $2.8 million in 2002 from $4.0 million in 2001. This decline is principally a result of our cost reduction programs implemented in 2002 that included a decrease of $143,000 in salaries and related employee benefits, a $254,000 decrease in recruiting and relocation, and lower investor relations expenses of $208,000. The decline also results from the $689,000 write down (asset impairment charge) in 2001 of acquired technology related to Sistolic; no such write down was taken in 2002. General and administrative expenses also declined in 2002 (to a lesser degree) due to reduced G&A salaries, and related employee expenses, lower employee recruitment, reduced investor relations expenses and reduced rent expense resulting from our move in 2002 to a new, lower-cost headquarters.

Our general and administrative expenses include the costs related to general management, finance, legal, information technology, investor relations and other administrative functions. Such costs include, but are not limited to, salaries, employee benefits, rent, utilities, telephone and internet, insurance, legal, accounting, and consulting and management fees. Also included in general and administrative expenses is debt conversion expense related to the conversion of our convertible debentures. We expect that general and administrative expenses may fluctuate in future periods.

STOCK-BASED COMPENSATION

Stock-based compensation expense is a non-cash item that is recognized in association with stock options having exercise prices below estimated fair value and/or which overlie junior common stock. Stock-based compensation expense is calculated as the difference between exercise prices and estimated fair market on the date of grant or subsequent measurement date. If the options are subject to variable accounting treatment, then each quarter additional compensation expense, either positive or negative, is recognized based on the fair market value of our common stock in accordance with the provisions of variable stock option accounting. In 2002, we recorded non-cash compensation expense of approximately $253,000 in 2002, compared to a stock-based compensation benefit of $3.1 million in 2001. We recognized the $3.1 million non-cash benefit in 2001 due to a lower stock price relative to the previous year. In October 2001, we issued 439,358 Class A Common Stock options in exchange for all 439,358 of the outstanding Class B Common Stock options (this Class A Common Stock was subsequently reclassified as “common stock” in February 2002). As options for the Class B Common Stock had been subject to variable accounting treatment because Class B Common Stock was junior common stock, the effect of this option exchange was to provide a final measurement date for employee options and fix previously expensed consultant options. The net effect was to minimize the future effect of variable accounting treatment on our stock options. Stock-based compensation expense may continue to fluctuate, in material amounts, as the fair market value of our common stock increases or decreases.

LITIGATION SETTLEMENT

In January 2001, we settled litigation with Franklin Felber, one of our founders. We paid Mr. Felber 100,000 shares of Common Stock and $48,000 cash. We recorded a charge of $1,400,000 in 2000 related primarily to the stock issuance, and recorded a $650,000 credit in 2001 related to the resolution of a contingency that would have required us to pay additional cash.

INTEREST INCOME/(EXPENSE)

Interest expense in 2002 totaled approximately $1.3 million, compared to interest income of $93,000 in 2001. The increase in interest expense results from amortization of deferred interest and debt discount related to our European note and convertible note borrowings in 2002. Interest income (expense) may fluctuate in future periods, although we do not have present plans to make additional borrowings.

LOSS ON SALE OF SECURITIES

Our loss from the sale of securities totaled $677,000 in 2001. The loss resulted from the sale of Leitch common stock in 2001.

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

From January 30, 1998 through December 31, 2003, we incurred losses totaling $38.4 million. We have not yet achieved profitability, and we remain a risky enterprise. In light of the IPO, we believe that our existing capital resources will enable us to fund operations for at least the next twelve months. At December 31, 2003, we had working capital of $7.7 million. Cash and cash equivalents at December 31, 2003 totaled $7.8 million, versus only $396,000 at December 31, 2002.

In 2002, we raised a total of $2.6 million from the issuance of convertible debt securities. A total of $316,000 remains outstanding at December 31, 2003; the balance of the convertible debt was repaid or converted into common stock. In connection with the 2002 convertible debt, we also issued 145,776 warrants to purchase our common stock with an average exercise price of $8.57.

In 2003, prior to the IPO, we issued a total of $1.8 million face value convertible notes payable for net proceeds of $1.4 million cash and the refinancing of $228,000 of principal and interest due for notes issued during 2002 that had reached maturity. A total of $228,000 of this convertible debt principal remains outstanding at December 31, 2003. The balance was repaid or converted into common stock. In connection with the 2003 convertible debt, we also issued 131,801 warrants to purchase our common stock with an average exercise price of $6.00.

Also, on February 14, 2003, we entered into a $1 million revolving line of credit with Laurus. This revolving line of credit (“the LOC”) is secured by our accounts receivables and other assets, and we have the ability to draw down advances under the LOC subject to limits. Under the terms of the LOC, Laurus can convert advances made to us into our common stock at a fixed conversion price of $6.78 per share. In connection with the LOC, we issued warrants to purchase 12,500 shares of our common stock at $6.78 per share. At December 31, 2003, no balance was outstanding under this LOC.

We are not yet profitable. For the foreseeable future, we expect to incur substantial additional expenditures associated with cost of sales, marketing, and research and development, in addition to increased costs associated with staffing for management,. Additional capital may be required to implement our business strategies and fund our plan for future growth and business development.

The following summarizes our contractual obligations and other commitments at December 31, 2003, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-Term Debt	$545	$316	$229	$—	$—
Capital Leases	29	15	14	—	—
Operating Leases	301	213	88	—	—

Total	$875	$544	$331	$—	$—

Cash used in operations in 2003 was approximately $5.7 million, compared to $4.1 million for 2002. The increase in cash used in operations in 2003 compared to the prior year was due primarily to the $590,000 adjustment in 2002 for the loss on investment, a $232,000 decrease in accounts payable and accrued liabilities, and a $72,000 increase in our accounts receivable.

Cash used in investing activities in 2003 was $308,000, compared to cash provided of $414,000 in 2002. Cash used in investing activities in 2003 was related to the purchase of engineering product development and testing equipment and systems software. We anticipate the need for continued purchases of such equipment and software. Cash provided by investing activities in 2002 resulted from our sale of marketable portfolio securities in early 2002.

Cash provided by financing activities in 2003 was $13.4 million, compared to cash provided of $3.2 million for 2002. Our successful public offering in July and August 2003 provided cash, after expenses, of $13.1 million. We also raised $1.6 million from the issuance of convertible debt in 2003, most of which was later redeemed in the same year for $1.2 million. We also used $93,000 to purchase stock in treasury.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We would be exposed to changes in interest rates primarily from any marketable securities and investments in certain available-for-sale securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At December 31, 2003, we did not have any marketable securities or investments in available-for-sale securities, nor did we have any sales denominated in a currency other than the United States dollar. Our cash equivalents’ principal would not be materially changed by changes in interest rates, but as the short term instruments mature and roll over, we would be able to earn more interest in the future if interest rates rise. A one percentage point (100 basis points) increase in interest rates would result in approximately $90,000 annual increase in our income from cash equivalents, assuming our cash equivalents principal balance remained at its December 31, 2003 level. Our $1 million revolving line of credit from Laurus has a floating interest rate, and at December 31, 2003, we maintained a zero balance on this facility.

ITEM 8.	FINANCIAL STATEMENTS

Our consolidated financial statements at December 31, 2003, 2002, and 2001 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2003, 2002, and 2001, are included in this report at pages F-4 through F-33.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No response required.

ITEM 9A.    CONTROLS AND PROCEDURES

Frederick Cary and John Zavoli, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)), have concluded that, as of December 31, 2003, our disclosure controls and procedures are effective. Mr. Cary was our chief executive officer on December 31, 2003, and continued in that office until he resigned on March 29, 2004. Mr. Zavoli was our chief financial officer on December 31, 2003, continues to be our chief financial officer, and he also became our chief executive officer on March 29, 2004.

PART III

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be set forth under the captions “Election of Directors”, Executive Officers” and “Section 16(a) Beneficial Ownership Compliance” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2004 Annual Meeting of Stockholders (the “Proxy Statement”), which is incorporated by reference herein.

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

PART IV

ITEM 14. PRINCIPAL	ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Principal Accountant Fees and Services.”

ITEM 15. EXHIBITS,	FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents Filed as Part of This Report

1.	The following financial statements are filed as a part of this report under Item 8—Financial Statements and Supplementary Data:

Report of Swenson Advisors, LLP, Independent Accountants

Report of Ernst & Young LLP, Independent Auditors

•	Consolidated Balance Sheets

•	Consolidated Statements of Operations

•	Consolidated Statements of Stockholders’ Equity

•	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements

2.	Financial statement schedules.

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted, except for Schedule II required under Regulation S-X, Rule 5-04, which is included herein following the Financial Statements.

3.	Exhibits: The exhibits filed with this report, or incorporated by reference herein, are set forth on the Exhibit List included herein.

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended. (2)

3.1.1	Certificate of Amendment of Certificate of Incorporation, as filed with the Delaware Secretary of State on February 28, 2002. (3)

3.2	Amended and Restated Bylaws. (2)

10.1	Consent to Sublease Agreement with Pointe Camino Windell, LLC and Qualcomm Inc. dated June 6, 2002. (1A)

10.2	Stockholders’ Agreement, by and among us, Leitch Technology Corporation, Ronald D. Fellman, Douglas A. Palmer and Michael T. Elliott, dated April 7, 2000. (2)

10.4+	Technology License Agreement between us and Leitch Technology corporation, dated April 10, 2000. (2)

10.6	Path 1 Network Technologies Inc. 2000 Stock Option/Stock Issuance Plan. (7)

10.7	Form of Notice of Grant under the 2000 Stock Option/Stock Issuance Plan. (7)

10.8	Form of Stock Option Agreement under the 2000 Stock Option/Stock Issuance Plan. (7)

10.12#	Agreement with James Bixby, Director, dated December 22, 2000. (1A)

10.19#	Consulting Agreement with Douglas A. Palmer dated May 24, 2002. (13)

10.20#	Letter Agreement with Douglas A. Palmer dated December 27, 2002. (1A)

10.22#	Separation and General Release with Richard B. Slansky dated July 8, 2002. (13)

10.23#	Employment Agreement with Frederick A. Cary, dated September 7, 2001. (8)

10.24#	Agreement with Robert Packer, Director, dated September 28, 2001. (1A)

10.25#	Employment Agreement with David A. Carnevale dated November 6, 2001. (1A)

10.26#	Consulting Agreement with Robert Clasen dated July 20, 2002, as amended by Consulting Agreement Addendum dated September 16, 2002. (1A)

10.27#	Consulting Agreement with Moshe Nazarathy dated September 25, 2002. (1A)

10.28#	Agreement with Moshe Nazarathy, Director, dated September 25, 2002. (1A)

10.29#	Employment Agreement with John R. Zavoli dated October 16, 2002. (1A)

10.30#	Severance Agreement and Technology License Agreement with Ronald D. Fellman dated January 7, 2003. (1A)

10.31#	Employment Agreement with Pat Bohana dated February 21, 2003. (1A)

10.32#	Consulting Agreement with Del Mar Consulting Group, Inc. dated November 27, 2002. (1A)

10.33	Non-Qualified Stock Option Agreement with Del Mar Consulting Group, Inc. dated November 30, 2002. (1A)

10.34	Subscription Agreement between us and Meewui de Kraker dated, October 24, 2001. (3)

10.35	Promissory note between us and Meewui de Kraker, dated October 24, 2001. (3)

10.36	Stock Pledge Agreement between us and Meewui de Kraker, dated October 24, 2001. (3)

10.38	Technology License Agreement between us and Visionary Solutions dated December 11, 2001. (3)

10.40	Registration Rights Agreement between us and DTKA Holdings Limited, dated January 17, 2002. (9)

Exhibit Number	Description

10.41	Path 1 Network Technologies 2001 Employee Stock Purchase Plan. (6) (14)

10.42	Private Placement of up to $5 million in Unregistered Securities and Warrants dated January 13, 2002. (14)

10.43	Securities Purchase Agreement with the April and May 2002 European investors. (12)

10.44	Form of Convertible Note issued to the April and May 2002 European investors. (12)

10.45	Form of Warrant issued to the April and May 2002 European investors. (12)

10.46	Securities Purchase Agreement between us and Laurus Master Fund, Ltd. (10)

10.47	$1,250,000 convertible promissory note issued to Laurus Master Fund, Ltd. (10)

10.48	125,000 warrants issued to Laurus Master Fund, Ltd. (10)

10.49	Securities Purchase Agreement dated November 7, 2002 by and between Path 1 and Laurus Master Fund, Ltd. (11)

10.50	Allonge to Convertible Note Dated May 16, 2002 dated November 7, 2002 with Path 1 and Laurus Master Fund, Ltd. (11)

10.51	Allonge to Warrant Dated May 16, 2002 dated November 7, 2002 with Path 1 and Laurus Master Fund, Ltd. (11)

10.52	Purchase and Security Agreement dated February 13, 2003 with Laurus Master Fund, Ltd. (1A)

10.53	Registration Rights Agreement dated February 13, 2003 with Laurus Master Fund, Ltd. (1A)

10.54	Allonge to Convertible Note Dated May 16, 2002 and November 7, 2002 with Laurus Master Fund, Ltd. dated February 13, 2003. (1A)

10.55	Form of Convertible Note with Laurus Master Fund, Ltd. dated February 13, 2002. (1A)

10.56	Form of Warrant with Laurus Master Fund, Ltd. dated February 13, 2002. (1A)

10.57	Reseller Agreement with Internet Photonics, Inc. dated October 11, 2002. (1A)

10.58	Product Development and Supply Agreement dated September 9, 2002. (1A)

10.59*	Restricted Stock Award Agreement dated October 23, 2003 between the Company and Frederick Cary.

10.60*	Restricted Stock Award Agreement dated October 23, 2003 between the Company and John Zavoli.

10.61*	Restricted Stock Award Agreement dated October 23, 2003 between the Company and David Carnevale.

10.62*	Restricted Stock Award Agreement dated October 23, 2003 between the Company and Pat Bohana.

21	List of subsidiaries. (10)

23.1*	Consent of Swenson Advisors LLP.

23.2*	Consent of Ernst & Young LLP.

31*	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith
#	Indicates management contract or compensatory plan or arrangement.
+	Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the “Mark”). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to the Company’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934.
(1A)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Form 10-K filed with the Commission on March 31, 2003.
(2)	This exhibit was filed as a part of, and is hereby incorporated by reference to, our Registration Statement on Form 10 filed with the Securities and Exchange Commission (the “Commission”) on May 23, 2000, as amended by Form 10/A filed with Commission on June 19, 2000.
(3)	This exhibit was previously filed as a part of, and is hereby the incorporated by reference to, our Annual Report on Form 10K for the year ended December 31, 2001, filed with the Commission on April 15, 2002.
(3)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the Commission on March 29, 2001.
(4)	This exhibit was previously filed as a part of, and is hereby the incorporated by reference to, our Annual Report on Form 10K for the year ended December 31, 2000, filed with the Commission on March 29, 2001.
(6)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Registration Statement on Form S-8, filed with the Commission on September 21, 2001 and our Registration Statement on Form S-8, filed with the Commission on August 28, 2002.
(7)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the Commission on August 14, 2001.
(8)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 13, 2001.
(9)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, Our Current Report on Form 8-K, filed with the Commission on January 29, 2002.
(10)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Registration Statement on Form SB-2, filed with the Commission on June 7, 2002.
(11)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2002.
(12)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Registration Statement on Form SB-2 filed on August 7, 2002, and Form SB-2/A filed on August 26, 2002
(13)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Commission on August 14, 2002.
(14)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Commission on May 15, 2002.

(b) Reports on Form 8-K

On November 14, 2003, we furnished on Form 8-K (under Item 12) a copy of our press release reporting our financial results for the third quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATH 1 NETWORK TECHNOLOGIES INC.

By:	/s/ JOHN R. ZAVOLI

John R. Zavoli President and Chief Executive Officer

Date: April 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN R. ZAVOLI John R. Zavoli	President and Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer)	April 14, 2004

/s/ FREDERICK A. CARY Frederick A. Cary	Chairman	April 14, 2004

/s/ DAVID W. HOUILLION David W. Houillion	Principal Accounting Officer	April 14, 2004

/s/ JAMES A. BIXBY James A. Bixby	Director	April 14, 2004

/s/ ROBERT CLASEN Robert Clasen	Director	April 14, 2004

/s/ MOSHE NAZARATHY Moshe Nazarathy	Director	April 14, 2004

/s/ ROBERT L. PACKER Robert L. Packer	Director	April 14, 2004

EXHIBIT LIST

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended. (2)

3.1.1	Certificate of Amendment of Certificate of Incorporation, as filed with the Delaware Secretary of State on February 28, 2002. (3)

3.2	Amended and Restated Bylaws. (2)

10.1	Consent to Sublease Agreement with Pointe Camino Windell, LLC and Qualcomm Inc. dated June 6, 2002. (1A)

10.2	Stockholders’ Agreement, by and among us, Leitch Technology Corporation, Ronald D. Fellman, Douglas A. Palmer and Michael T. Elliott, dated April 7, 2000. (2)

10.4+	Technology License Agreement between us and Leitch Technology corporation, dated April 10, 2000. (2)

10.6	Path 1 Network Technologies Inc. 2000 Stock Option/Stock Issuance Plan. (7)

10.7	Form of Notice of Grant under the 2000 Stock Option/Stock Issuance Plan. (7)

10.8	Form of Stock Option Agreement under the 2000 Stock Option/Stock Issuance Plan. (7)

10.12#	Agreement with James Bixby, Director, dated December 22, 2000. (1A)

10.19#	Consulting Agreement with Douglas A. Palmer dated May 24, 2002. (13)

10.20#	Letter Agreement with Douglas A. Palmer dated December 27, 2002. (1A)

10.22#	Separation and General Release with Richard B. Slansky dated July 8, 2002. (13)

10.23#	Employment Agreement with Frederick A. Cary, dated September 7, 2001. (8)

10.24#	Agreement with Robert Packer, Director, dated September 28, 2001. (1A)

10.25#	Employment Agreement with David A. Carnevale dated November 6, 2001. (1A)

10.26#	Consulting Agreement with Robert Clasen dated July 20, 2002, as amended by Consulting Agreement Addendum dated September 16, 2002. (1A)

10.27#	Consulting Agreement with Moshe Nazarathy dated September 25, 2002. (1A)

10.28#	Agreement with Moshe Nazarathy, Director, dated September 25, 2002. (1A)

10.29#	Employment Agreement with John R. Zavoli dated October 16, 2002. (1A)

10.30#	Severance Agreement and Technology License Agreement with Ronald D. Fellman dated January 7, 2003. (1A)

10.31#	Employment Agreement with Pat Bohana dated February 21, 2003. (1A)

10.32#	Consulting Agreement with Del Mar Consulting Group, Inc. dated November 27, 2002. (1A)

10.33	Non-Qualified Stock Option Agreement with Del Mar Consulting Group, Inc. dated November 30, 2002. (1A)

10.34	Subscription Agreement between us and Meewui de Kraker dated, October 24, 2001. (3)

10.35	Promissory note between us and Meewui de Kraker, dated October 24, 2001. (3)

10.36	Stock Pledge Agreement between us and Meewui de Kraker, dated October 24, 2001. (3)

10.38	Technology License Agreement between us and Visionary Solutions dated December 11, 2001. (3)

Exhibit Number	Description
10.40	Registration Rights Agreement between us and DTKA Holdings Limited, dated January 17, 2002. (9)

10.41	Path 1 Network Technologies 2001 Employee Stock Purchase Plan. (6) (14)

10.42	Private Placement of up to $5 million in Unregistered Securities and Warrants dated January 13, 2002. (14)

10.43	Securities Purchase Agreement with the April and May 2002 European investors. (12)

10.44	Form of Convertible Note issued to the April and 2002 May European investors. (12)

10.45	Form of Warrant issued to the April and May 2002 European investors. (12)

10.46	Securities Purchase Agreement between us and Laurus Master Fund, Ltd. (10)

10.47	$1,250,000 convertible promissory note issued to Laurus Master Fund, Ltd. (10)

10.48	125,000 warrants issued to Laurus Master Fund, Ltd. (10)

10.49	Securities Purchase Agreement dated November 7, 2002 by and between Path 1 and Laurus Master Fund, Ltd. (11)

10.50	Allonge to Convertible Note Dated May 16, 2002 dated November 7, 2002 with Path 1 and Laurus Master Fund, Ltd. (11)

10.51	Allonge to Warrant Dated May 16, 2002 dated November 7, 2002 with Path 1 and Laurus Master Fund, Ltd. (11)

10.52	Purchase and Security Agreement dated February 13, 2003 with Laurus Master Fund, Ltd. (1A)

10.53	Registration Rights Agreement dated February 13, 2003 with Laurus Master Fund, Ltd. (1A)

10.54	Allonge to Convertible Note Dated May 16, 2002 and November 7, 2002 with Laurus Master Fund, Ltd. dated February 13, 2003. (1A)

10.55	Form of Convertible Note with Laurus Master Fund, Ltd. dated February 13, 2002. (1A)

10.56	Form of Warrant with Laurus Master Fund, Ltd. dated February 13, 2002. (1A)

10.57	Reseller Agreement with Internet Photonics, Inc. dated October 11, 2002. (1A)

10.58	Product Development and Supply Agreement dated September 9, 2002. (1A)

10.59*	Restricted Stock Award Agreement dated October 23, 2003 between the Company and Frederick Cary.

10.60*	Restricted Stock Award Agreement dated October 23, 2003 between the Company and John Zavoli.

10.61*	Restricted Stock Award Agreement dated October 23, 2003 between the Company and David Carnevale.

10.62*	Restricted Stock Award Agreement dated October 23, 2003 between the Company and Pat Bohana.

21	List of subsidiaries. (10)

23.1*	Consent of Swenson Advisors LLP.

23.2*	Consent of Ernst & Young LLP.

31 *	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32 *	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith
#	Indicates management contract or compensatory plan or arrangement.
+	Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the “Mark”). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to the Company’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934.
(2)	This exhibit was filed as a part of, and is hereby incorporated by reference to, our Registration Statement on Form 10 filed with the Securities and Exchange Commission (the “Commission”) on May 23, 2000, as amended by Form 10/A filed with Commission on June 19, 2000.
(3)	This exhibit was previously filed as a part of, and is hereby the incorporated by reference to, our Annual Report on Form 10K for the year ended December 31, 2001, filed with the Commission on April 15, 2002.
(3)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the Commission on March 29, 2001.
(4)	This exhibit was previously filed as a part of, and is hereby the incorporated by reference to, our Annual Report on Form 10K for the year ended December 31, 2000, filed with the Commission on March 29, 2001.
(6)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Registration Statement on Form S-8, filed with the Commission on September 21, 2001 and our Registration Statement on Form S-8, filed with the Commission on August 28, 2002.
(7)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the Commission on August 14, 2001.
(8)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 13, 2001.
(9)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, Our Current Report on Form 8-K, filed with the Commission on January 29, 2002.
(10)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Registration Statement on Form SB-2, filed with the Commission on June 7, 2002.
(11)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2002.
(12)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Registration Statement on Form SB-2 filed on August 7, 2002, and Form SB-2/A filed on August 26, 2002
(13)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Commission on August 14, 2002.
(14)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Commission on May 15, 2002.

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders

Path 1 Network Technologies Inc.

We have audited the accompanying consolidated balance sheets of Path 1 Network Technologies Inc. (a Delaware corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Path 1 Network Technologies Inc. as of December 31, 2001 were audited by other auditors whose report, dated February 15, 2002 and included in this Form 10-K, includes an explanatory paragraph on those statements describing conditions that raise substantial doubt about the Company’s ability to continue as a going concern.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Path 1 Network Technologies Inc. and subsidiaries at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the accompanying consolidated financial statements, the Company has restated its previously issued financial statements as of December 31, 2002, and for the year then ended.

/s/    SWENSON ADVISORS LLP

An Accountancy Firm

San Diego, California

April 13, 2004

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Path 1 Network Technologies Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2001 of Path 1 Network Technologies Inc. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the Path 1 Network Technologies Inc. results of its operations, stockholders’ equity and cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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

/s/    ERNST & YOUNG LLP

San Diego, California

February 15, 2002

PATH 1 NETWORK TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars)

	December 31,
	2003	2002
		(Restated)
ASSETS
Current assets
Cash and cash equivalents	$7,807	$396
Accounts receivable, net	510	438
Inventory	393	393
Other current assets	74	15

Total current assets	8,784	1,242
Property and equipment, net	382	220
Debt issuance costs, net	62	107
Other assets	49	64

Total assets	$9,277	$1,633

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$699	$930
Accrued compensation and benefits	119	157
Current portion of notes payable	289	580
Current portion of leases payable	15	—
Deferred revenue	—	61

Total current liabilities	1,122	1,728
Notes payable	113	161
Long-term leases payable	14	—

Total liabilities	1,249	1,889

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 6,578,324 and 1,583,558 shares issued and outstanding at December 31, 2003, and December 31, 2002, respectively; 2,777 and zero shares held in treasury at December 31, 2003 and December 31, 2002, respectively	7	2
Common stock to be issued	—	12
Additional paid-in capital	47,699	30,712
Deferred compensation	(1,300)	(50)
Accumulated deficit	(38,378)	(30,932)

Total stockholders’ equity (deficit)	8,028	(256)

Total liabilities and stockholders’ equity (deficit)	$9,277	$1,633

See accompanying notes to the consolidated financial statements.

PATH 1 NETWORK TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of dollars, except for per share data)

	Years Ended December 31,
	2003	2002	2001
		(Restated)
Revenues
Product sales	$1,970	$2,416	$519
Contract services	507	116	1,450
License revenue	235	190	—
Other revenue	9	—	—

Total revenues	2,721	2,722	1,969

Cost of revenues
Cost of product sales	1,224	1,480	156
Cost of contract services	200	33	1,216

Total cost of revenues	1,424	1,513	1,373

Gross profit	1,297	1,209	596

Operating expenses
Engineering, research and development	1,798	1,712	2,041
Sales and marketing	1,688	639	378
General and administrative	3,907	2,833	3,989
Litigation settlement	—	—	(650)
Stock-based compensation (benefit)	50	253	(3,111)

Total operating expenses	7,443	5,437	2,647

Operating loss	(6,146)	(4,228)	(2,050)
Other income (expense)
Interest (expense) income, net	(1,040)	(1,314)	93
Restructuring charge	—	—	(221)
Loss on sale of securities	—	(590)	(677)
Loss on early extinguishment of debt	(262)	—	—
Other income	2	—	—

Total other expenses	(1,300)	(1,904)	(805)

Loss from continuing operations	(7,446)	(6,132)	(2,855)
Loss from discontinued operations	—	(317)	(1,829)

Net loss	$(7,446)	$(6,449)	$(4,684)

Loss per common share—basic and diluted	$(2.10)	$(4.46)	$(3.42)

Weighted average common shares outstanding—basic and diluted	3,544	1,447	1,371

See accompanying notes to the consolidated financial statements.

PATH 1 NETWORK TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands of dollars)

For the years ended December 31, 2003, 2002 and 2001

	Series A Convertible Preferred Stock		Common Stock Class A		Additional Paid-in Capital	Notes Receivable from Stockholders	Accumulated Comprehensive Income (Loss)	Deferred Compensation	Accumulated Deficit	Common Stock to be Issued	Total Stockholders Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2000	—	$—	1,364	$1	$32,302	$(114)	$228	$(3,005)	$(19,798)	$—	$9,614
Repayment of Stockholder loans						171					171
Exercise of options to purchase common stock for cash			8		65						65
Exercise of options to purchase common stock in exchange for shareholder notes			11		143	(143)					—
Issuance of stock options to consultants for services					(774)						(774)
Deferred compensation related to employee stock options					(5,235)			5,235			—
Amortization of deferred compensation								(2,506)			(2,506)
Modification of employee stock options					169						169
Issuance of warrants to consultants					138						138
Net loss for the year ended December 31, 2001									(4,684)		(4,684)
Unrealized loss on marketable securities							(844)				(844)

Balance at December 31, 2001	—	$—	1,383	$1	$26,808	$(86)	$(616)	$(276)	$(24,482)	$—	$1,349

See accompanying notes to the consolidated financial statements.

PATH 1 NETWORK TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

(in thousands of dollars)

For the years ended December 31, 2003, 2002 and 2001

	Series A Convertible Preferred Stock		Common Stock Class A		Additional Paid-in Capital	Notes Receivable from Stockholders	Accumulated Comprehensive Income (Loss)	Deferred Compensation	Accumulated Deficit	Common Stock to be Issued	Total Stockholders Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2001	—	$—	1,383	$1	$26,808	$(86)	$(616)	$(276)	$(24,482)	$—	$1,349
Repayment of Stockholder loans						86					86
Exercise of options to purchase common stock for cash			9		58						58
Issuance of stock options to consultants for services					50						50
Amortization of deferred compensation								226			226
Issuance of stock in litigation settlement			17		545						545
Issuance of stock to convertible note holders			169	1	1,108					12	1,121
Issuance of stock in disposal of Sistolic			6		61						61
Discount on notes payable					1,875						1,875
Debt conversion costs					207						207
Realized loss on marketable securities							616				616
Net loss for the year ended December 31, 2002									(6,449)		(6,449)

Balance at December 31, 2002, restated	—	$—	1,584	$2	$30,712	$—	$—	$(50)	$(30,932)	$12	$(256)

See accompanying notes to the consolidated financial statements.

PATH 1 NETWORK TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

(in thousands of dollars)

For the years ended December 31, 2003, 2002 and 2001

	Series A Convertible Preferred Stock		Common Stock Class A		Additional Paid-in Capital	Notes Receivable from Stockholders	Accumulated Comprehensive Income (Loss)	Deferred Compensation	Accumulated Deficit	Common Stock to be Issued	Total Stockholders Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2002, restated	—	$—	1,584	$2	$30,712	$—	$—	$(50)	$(30,932)	$12	$(256)
Issuance of shares through IPO			4,313	4	13,962						13,966
Stock issuance costs					(913)						(913)
Issuance of stock to convertible note holders			374	1	1,367					(12)	1,355
Issuance of shares to executive officers			310		1,300			(1,300)			—
Issuance of shares to consultants			25		138						138
Repurchase of founder shares			(28)		(93)						(93)
Amortization of deferred compensation								50			50
Amortization of consultant options					21						21
Discount on notes payable					944						944
Debt conversion costs					731						731
Repurchase of 7% convertible notes payable					(470)						(470)
Net loss for the year ended December 31, 2003									(7,446)		(7,446)

Balance at December 31, 2003	—	$—	6,578	$7	$47,699	$—	$—	$(1,300)	$(38,378)	$—	$8,028

See accompanying notes to the consolidated financial statements.

PATH 1 NETWORK TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	Years Ended December 31,
	2003	2002	2001
		(restated)
Cash flows from operating activities:
Net loss from continuing operations	$(7,446)	$(6,132)	$(2,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	496	461	253
Amortization of deferred compensation	71	276	(3,111)
Issuance of stock in lieu of cash	137	—	—
Interest expense paid in stock	78	—	—
Accretion of debt discount & debt conversion expense	1,640	1,419	—
Notes issued for salary reduction	—	33	—
Warrants issued for recruiting services	—	—	138
Restructuring charges	—	—	221
Loss on extinguishment of debt	85	—	—
Loss on investment	—	590	5
Changes in assets and liabilities
Accounts receivable	(72)	(116)	(252)
Inventory	—	(315)	(78)
Other current assets	(59)	192	(100)
Other assets	(250)	(312)	168
Accounts payable and accrued liabilities	(232)	48	(1,547)
Accrued compensation and benefits	(38)	(328)	294
Deferred revenue	(60)	60	(324)

Cash used in operations	(5,650)	(4,124)	(7,188)

Cash flows from investing activities:
Sale of marketable securities	—	578	2,917
Purchase of Metar ADC assets	—	—	(1,099)
Purchase of property and equipment	(308)	(164)	(383)

Cash provided by (used in) investing activities	(308)	414	1,435

Cash flows from financing activities:
Issuance of common stock	13,055	1,785	65
Repurchase of treasury shares	(93)	—	—
Issuance of convertible notes	1,620	1,371	—
Repayments of convertible notes	(1,213)	—	—
Net borrowings under line of credit	—	—	—
Cash from extinguishment of shareholder notes	—	86	171

Cash provided by financing activities	13,369	3,242	236

Cash flows from continuing operations	7,411	(468)	(5,517)
Cash flows from discontinued operations	—	(317)	(473)

Increase (decrease) in cash and cash equivalents	7,411	(785)	(5,990)
Cash and cash equivalents, beginning of period	396	1,181	7,171

Cash and cash equivalents, end of period	$7,807	$396	$1,181

Supplemental cash flow disclosures:
Issuance of common stock as deferred compensation	$1,519	$—	$—

Capitalized debt issuance costs in connection with beneficial conversion charges and warrants	$944	$1,951	$—

Conversion of notes to common stock	$1,277	$—	$—

Retirement of 4% convertible notes by issuance of 7% convertible notes	$228	$—	$—

Purchase of equipment for note payable	$30	$—	$—

Unrealized gain (loss) in marketable securities	$—	$—	$(844)

Issuance of common stock in Felber settlement	$—	$545	$—

Exercise of stock options for shareholder notes	$—	$—	$143

See accompanying notes to the consolidated financial statements.

PATH 1 NETWORK TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Activity

Path 1 Network Technologies Inc. (“we” or “the Company”) was incorporated in Delaware on January 30, 1998, under the name Millennium Network Technologies, Inc. On March 16, 1998, the Company changed its name to Path 1 Network Technologies Inc.

In July 2003 we effected a 1-for-6 reverse split of our Common Stock. All share and share price numbers in this Form 10-K annual report are adjusted to reflect the reverse split.

Restatement of Previously Issued Financial Statements

This Annual Report on Form 10-K for the year ended December 31, 2003, includes restated consolidated financial information for the fiscal year ended December 31, 2002. In addition, the Company has restated its financial results for the last three quarters of 2002 and the first three quarters of 2003 from its previously reported unaudited financial results. See Note 12 below for further detail.

This restatement results from recording the embedded beneficial conversion feature related to convertible promissory notes we issued in 2002 and 2003. The related debt discount resulted from the conversion price of the notes being less than the fair value of our common stock on the date the notes were issued, which resulted in the embedded beneficial conversion feature. We had initially determined fair value based on a discount to the market price of the underlying common stock which was then trading on the over-the-counter market. This discount was determined based on independent valuations of our common stock. This accounting treatment was formulated in 2000 in connection with the filing of our Form 10 and had been consistently applied.

In connection with a review of Forms S-3 recently filed by the Company, the Staff of the Securities and Exchange Commission informed us that, rather than determine fair value of our common stock underlying the convertible promissory notes by applying a discount to the market trading price of our common stock, the terms of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates,” instead required that we rely on the market trading price. EITF 98-5 states generally that the trading price on an active market is the best evidence of fair value. Our previous accounting methodology was based on the view that an active trading market for our common stock did not exist at the time the promissory notes were issued and that reliance solely on the over-the-counter trading price would not yield fair value. The financial restatement described in this Form 10-K results from a change in our accounting methodology towards reliance on the market trading prices as quoted on the Over the Counter Bulletin Board to determine fair value.

The effects of this restatement are non-cash and non-operating, and only require adjustments to interest expense, notes payable and stockholders’ equity. The significant effects of the restatement are as follows:

	As Previously Reported	As Restated
	(In thousands, expect per share data)
At December 31, 2002:
Current portion of notes payable	$863	$580
Total liabilities	$2,172	$1,889
Additional paid-in capital	$30,134	$30,712
Total stockholders’ (deficit)	$(539)	$(256)
For the twelve months ended December 31, 2002:
Interest expense	$(1,019)	$(1,314)
Net loss	$(6,154)	$(6,449)
Net loss per share	$(4.25)	$(4.46)

PATH 1 NETWORK TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Long Lived Assets

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 establishes a single model to account for impairment of assets to be held or disposed, incorporating guidelines for accounting and disclosure of discontinued operations. FAS 144 is effective for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively.

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

PATH 1 NETWORK TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue Recognition

We generate revenue primarily from the sale of our video gateway products. We sell our products through direct sales channels and through distributors or resellers. Generally, product revenue is generated from the sale of video gateway products. We also derive revenue from contract services and license fees.

Product Revenue

We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. Significant management judgments and estimates must be made in connection with the measurement of revenue in a given period. We follow specific and detailed guidelines for determining the timing of revenue recognition. At the time of the transaction, we assess a number of factors including specific contract and purchase order terms, completion and timing of delivery to the common-carrier, past transaction history with the customer, the creditworthiness of the customer, evidence of sell-through to the end user, and current payment terms. Based on the results of the assessment, we may recognize revenue when the products are shipped or defer recognition until evidence of sell-through occurs and cash is received. Estimated sales returns and warranty costs are based on historical experience and are recorded at the time revenue is recognized. Our products generally carry a one-year warranty from the date of purchase.

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

PATH 1 NETWORK TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warranties, Indemnification Arrangements and Guarantees

In connection with the Company’s adoption of FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, the following disclosures are made with respect to the Company’s product warranties.

We provide a limited warranty for our products. A provision for the estimated warranty cost is recorded at the time revenue is recognized. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related revenue is recognized. The amount of liability to be recorded is based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs. The Company’s standard product warranties are for one year, although in some agreements, it may warrant products for periods in excess of one year. The following table summarizes the activity in the liability accrual related to product warranty during the twelve months ended December 31, 2003:

(in thousands)
Balance at December 31, 2002	$110
Increase in expense related to change in estimates	54
Actual warranty costs incurred in the period	(86)

Balance at December 31, 2003	$78

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

PATH 1 NETWORK TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Equity instruments issued to non-employees that are fully vested and non-forfeitable are measured at fair value at the issuance date and expensed in the period over which the benefit is expected to be received. Equity instruments issued to non-employees which are either unvested or forfeitable, for which counter-party performance is required for the equity instrument to be earned, are measured initially at the fair value and subsequently adjusted for changes in fair value until the earlier of: 1) the date at which a commitment for performance by the counter-party to earn the equity instrument is reached; or 2) the date on which the counter-party’s performance is complete.

The Company recorded a $50,000 non-cash charge in 2003 related to stock-based compensation, a $253,000 non-cash stock-based compensation charge in 2002, and a non-cash benefit of $3.1 million in 2001.

Net Loss Per Share

Basic and diluted net loss per share has been computed in accordance with SFAS No. 128, Earnings Per Share, using the weighted-average number of shares of common stock outstanding during the period including any dilutive common stock equivalents. Common stock equivalents for the twelve months ended December 31, 2003, 2002 and 2001 consisting of options and warrants outstanding to purchase approximately 3,624,000, 693,000 and 713,000 shares of common stock, respectively, were not included in the calculation of diluted earnings per share because of the anti-dilutive effect.

Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, common shares, if any, issued in each of the periods presented for nominal consideration would be included in the per share calculations as if they were outstanding for all periods presented. No such shares have been issued.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as special purpose entities (“SPEs”)

Recently Issued Accounting Standards

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

PATH 1 NETWORK TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. This interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations that the guarantor has undertaken in issuing that guarantee. Management has assessed the impact of this interpretation and has adopted its provisions.

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

The following table summarizes the impact on the Company’s net loss had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under SFAS No. 123 (in thousands):

	Years ended December 31,
	2003	2002	2001
Net loss as reported	$(7,446)	$(6,132)	$(2,855)
Compensation charge for fair value of options granted to employees	(141)	(973)	(7,960)

Pro forma net loss	$(7,587)	$(7,105)	$(10,815)

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial

PATH 1 NETWORK TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On December 17, 2003, the Staff of the SEC issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, Accounting For Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the “FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not materially affect our revenue recognition policies, or our results of operations, financial position or cash flow.

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

The workforce reduction resulted in the involuntary termination of six employees, of which four were from the Company’s engineering research and development staff and two were from the Company’s management and administrative staff. The total charge recognized by the Company for the involuntary termination was approximately $93,000, of which approximately $81,000 had been paid prior to the end of the 2001 year.

3. DISCONTINUED OPERATIONS

In March 2002, a large semiconductor company with which the Company entered into a non-exclusive licensing agreement and an engineering services agreement in December 2001 informed the Company that it was terminating their agreements. The Company was in a payment dispute with this customer. As a result of this action, the Company decided to dispose of its Sistolic business unit. On April 3, 2002, the Company disposed of the assets of this business unit back to Metar SRL, the Company’s former Romanian subsidiary, in exchange for the elimination of the remaining obligations by the Company to Metar SRL and its affiliates, including the

PATH 1 NETWORK TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payable of $686,000, the return of all stock options granted to an Executive and the Romanian employees, and a confirmation that performance criteria specified in such Executive’s employment agreement related to a potential $4 million bonus were never met by him. The Company also received a limited use license to the business unit’s intellectual property. Metar SRL also received 35,000 shares of our common stock. The Executive resigned on March 27, 2002, as an officer of the Company in anticipation of this transaction.

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

CONDENSED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002

(in thousands)

(unaudited)

	Consolidated	Sistolic	Pro forma Adjustments	Pro forma w/o Sistolic
	(restated)	(unaudited)	(unaudited)	(restated)
Revenues	$2,722	$—		$2,722
Cost of revenues	1,513	—		1,513

Gross profit	1,209	—		1,209
Operating expenses	5,754	317 (a)	$(57)	5,380

Operating loss	(4,545)	(317)		(4,171)
Other income (expense)	(1,904)	—		(1,904)

Net loss	$(6,449)	$(317)		$(6,075)

(a)	Administrative costs incurred from disposal

CONDENSED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001

(in thousands)

(unaudited)

	Consolidated	Sistolic		Pro forma Adjustments	Pro forma w/o Sistolic
	(audited)	(unaudited)		(unaudited)	(unaudited)
Revenues	$2,219	$250			$1,969
Cost of revenues	1,583	210			1,373

Gross profit	636	40			596
Operating expenses	4,515	1,869	(a)	$(97)	2,549

Operating loss	(3,879)	(1,829)			(1,953)
Other income (expense)	(805)	—	(b)	101	(704)

Net loss	$(4,684)	$(1,829)			$(2,657)

PATH 1 NETWORK TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)	Administrative costs associated with additional personnel that would not otherwise have been needed
(b)	Interest expense related to the acquisition

4. COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

	December 31,
	2003	2002
	(in thousands of dollars)
Other current assets:
Prepaid expenses	$73	$15
Other	1	—

	$74	$15

	December 31,
	2003	2002
	(in thousands of dollars)
Property and equipment, net:
Computer equipment	$517	$394
Test equipment	600	390
Furniture and fixtures	74	66

	1,191	850
Less accumulated depreciation	(809)	(630)

	$382	$220

Depreciation expense for the Company’s property and equipment total $179,000, $236,000, and $253,000 for the years ended December 31, 2003, 2002, and 2001.

	December 31,
	2003	2002
	(in thousands of dollars)
Accounts payable and accrued liabilities:
Accounts payable	$544	$722
Warranty reserves	78	110
Other	77	98

	$699	$930

PATH 1 NETWORK TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. NOTES PAYABLE

Between April 2002 and May 2003, the Company raised an aggregate of $4.4 million through the private placement of convertible notes and warrants to accredited investors. The Company received cash proceeds, net of issuance costs, of approximately $3.7 million from these sales.

During the twelve months ended December 31, 2003, approximately $1.3 million of note principal along with accrued interest was converted into the Company’s common stock. The carrying value of the convertible notes payable, excluding our line of credit, at December 31, 2003, is as follows:

(in thousands)
Face value of convertible notes payable	$545
Unamortized discount related to warrants	(26)
Unamortized discount related to beneficial conversion feature	(117)

Carrying value of convertible notes payable, net of discount	$402

•	Interest expense for the twelve months ended December 31, 2003, includes coupon interest of approximately $160,000; non-cash interest expense of approximately $118,000 pertaining to the discount related to the warrants; and non-cash interest expense of approximately $762,000 pertaining to the discount related to the beneficial conversion feature.

•	Amortization of debt issuance costs for the twelve months ended December 31, 2003, was $297,000.

On August 6, 2003, the Company repurchased $1.2 million in face value of convertible notes, plus accrued unpaid interest, for approximately $1.4 million. The Company recorded a loss of $262,000 related to the early extinguishment of the notes.

On February 14, 2003, the Company entered into a $1 million revolving line of credit with Laurus. This revolving line of credit (“the LOC”) is secured by the Company’s accounts receivables and other assets, and the Company has the ability to draw down advances under the LOC subject to limits. Under the terms of the LOC, Laurus can convert advances made to the Company into common stock at a fixed conversion price of $6.78 per share. In connection with the LOC, the Company issued warrants to purchase 12,500 shares of the Company’s Common Stock at $6.78 per share. On February 14, 2003, the Company borrowed a $300,000 advance under the LOC. The Company recorded a non-cash debt discount of $23,000 in its quarter ended March 31, 2003. During the three months ended September 30, 2003, the Company obtained an additional $200,000 advance under the LOC. The Company has repaid $500,000 under the terms of the LOC and has fully amortized the debt discount. The carrying value of the LOC at December 31, 2003, was zero.

The maturities of the Company’s notes payable at December 31, 2003, are as follows (in thousands of dollars):

Short-term notes payable consist of the following at December 31, 2003:

12% Laurus Master Funds notes due May, 2004 (less unamortized debt discount of $28,000) (convertible into a minimum of 61,984 shares of common stock)	289

$289

PATH 1 NETWORK TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term notes payable consist of the following at December 31, 2003:

12% Laurus Master Funds notes due May, 2004 (net of unamortized debt discount of $28,000) (convertible into a minimum of 61,984 shares of common stock)	289

7% Euro notes due May, 2005 (net of unamortized debt discount of $115,000) (convertible into 58,718 shares of common stock)	113

Less: Current maturities included in current liabilities	(289)

$113

At December 31, 2003, the maturities of long-term debt, net of discount, are as follows:

2004	289
2005	113

$402

6. COMMITMENTS

The Company leases its office facilities and certain office equipment under operating lease agreements that expire at various times. The office lease expires in April 2005. The office lease is payable in monthly installments of approximately $19,000. Rent expense totaled $232,000 for the year ended December 31, 2003, $155,000 for the year ended December 31, 2002, and $288,000 for the year ended December 31, 2001.

Annual future minimum lease obligations for operating leases as of December 31, 2003 are as follows (in thousands of dollars):

Year Ended December 31,	Amount
2004	$213
2005	88

$301

7. STOCKHOLDERS’ EQUITY (DEFICIT)

On July 31, 2003, the Company successfully completed a $13,500,000 public offering of 1.25 million units and the listing of its common stock and units on the American Stock Exchange. A unit consisted of three shares of common stock and two warrants, each warrant to purchase a share of common stock at $5.40 per share. On August 29, 2003, the Company’s underwriters exercised their over-allotment option and the Company raised additional proceeds of $2,025,000 from the sale of 187,500 units, bringing total gross proceeds from the public offering (the “IPO”) to $15.5 million. On August 30, 2003, the units separated in accordance with their terms, and the IPO’s common stock (4,312,500 shares) and warrants (2,875,000 warrants) now trade on the American Stock Exchange directly rather than as components of units.

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

PATH 1 NETWORK TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2001, the Company’s stockholders voted to amend our Articles of Incorporation to increase the Company’s authorized Common Stock to 40 million shares, and to reclassify our Class A Common Stock as Common Stock. As of December 31, 2003, the Company was authorized to issue 40 million Common shares, par value $.001 per share. (See Note 5, Notes Payable).

Preferred Stock

In 2001, our stockholders voted to amend our Articles of Incorporation to authorize the Company to issue Preferred Stock. The Company was authorized to issue 10 million preferred shares, par value $.001 per share. As of December 31, 2003, the Company was authorized to issue 10 million Preferred shares, $.001 par value per share. No such shares were issued and outstanding as of December 31, 2003.

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

Non-plan Option Grants Made Without Stockholder Approval

Prior to the adoption of the 1999 Plan and outside of any existing stock option plan, the Company granted stock options for the purchase of Class A Common Stock to employees, directors or consultants of the Company. These stock options were not granted as part of a specific plan and were not approved by the stockholders. The exercise price of these options ranged between $3.60 and $48.00, with a weighted average exercise price of $6.78. Options to purchase up to an aggregate of 147,519 shares were issued. These options were issued in 1999 with a seven year exercise term.

2000 Stock Option/Stock Issuance Plan

On August 21, 2000, the Company adopted the 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”) that provides for the grant of incentive and non-statutory stock options for the purchase of Class A Common Stock to employees, directors or consultants of the Company. The 2000 Plan, as approved by the Board, authorizes the Company to issue up to 710,000 shares of Class A Common Stock (now known as “Common Stock”). The options generally vest and become exercisable either immediately or over one to four years. Options expire no more than ten years after the date of grant, or earlier if the employment or Board service terminates or as determined by the Board of Directors.

PATH 1 NETWORK TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes all options, on a split-adjusted basis, outstanding and exercisable as of December 31, 2003:

	Outstanding			Exercisable
Exercise Price Range	Options	Weighted-Avg. Remaining Contractual Life in Years	Weighted-Avg. Exercise Price	Options	Weighted-Avg. Exercise Price
$0-5.00	89,973	2.0	$3.59	82,891	$3.60
$5.01-10.00	91,308	5.9	$7.00	89,746	$7.00
$10.01-20.00	66,138	3.8	$12.41	65,096	$12.41
$20.01-30.00	191,059	3.6	$25.85	187,006	$25.95
$30.01 +	16,042	4.2	$40.86	11,042	$42.81

	454,520	3.8	$16.23	435,781	$16.20

The following stock option activity includes the 1999 Plan and 2000 Plan as well as 89,952 options issued outside of the Plans. All stock option transactions are split-adjusted and are summarized as follows (in thousands of shares):

	Options	Weighted- Avg. Exercise Price
Outstanding at January 1, 1999	134	$3.96
Granted	104	$13.20
Forfeited	(35)	$12.00
Exercised	0	$—

Outstanding at December 31, 1999	203	$7.32
Granted	433	$26.52
Forfeited	(42)	$26.10
Exercised	(35)	$3.60

Outstanding at December 31, 2000	559	$20.94
Granted	722	$25.56
Forfeited	(549)	$25.92
Exercised	(19)	$5.52

Outstanding at December 31, 2001	713	$23.34
Granted	266	$10.74
Forfeited	(277)	$25.62
Exercised	(9)	$6.78

Outstanding at December 31, 2002	693	$17.88
Granted	37	$5.34
Forfeited	(275)	$17.80
Exercised	0	$—

Outstanding at December 31, 2003	455	$16.23

Exercisable at December 31, 2003	436	$16.20

PATH 1 NETWORK TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Based Compensation

During the twelve months ended December 31, 2003, the Company granted approximately 37,000 stock options to employees and consultants with vesting periods ranging from immediate to four years. In October 2001, all options to purchase shares of Class B Common Stock were exchanged for options to purchase the corresponding amount of shares of Class A Common Stock. The conversion of the Class B common stock options to Class A common stock options caused the final measurement date for all Class B options issued to employees and all Class B vested options issued to consultants. During the year ended December 31, 2001, the Company recaptured previously recorded stock-based compensation expense of approximately $3.1 million related to the final measurement of Class B options and previously recorded deferred compensation associated with Class A options outstanding to employees and consultants. In November 2003, the Company’s executive officers surrendered all of their vested and unvested options outstanding in exchange for restricted stock grants.

The Company has adopted the disclosure-only provision of SFAS No. 123, Accounting for Stock Based Compensation. Accordingly, no compensation expense has been recognized for the stock options issued to employees or directors in accordance with SFAS No. 123. If compensation expense had been determined consistent with SFAS No. 123, as compared to the intrinsic method in accordance with APB 25, the Company’s net loss would have been changed to the following pro forma amounts (in thousands of dollars):

	Years Ended December 31,
	2003	2002	2001
	(restated)
Net loss, as reported	$(7,446)	$(6,449)	$(4,684)
Less: Stock-based employee compensation	120	174	1,626

Pro forma net loss	$(7,566)	$(6,623)	$(6,310)

Basic and diluted loss per share:
As reported	$(2.10)	$(4.46)	$(3.42)

Pro forma	$(2.13)	$(4.58)	$(4.60)

The effects are not likely to be representative of the effects on pro forma net income or loss in future years.

The fair value of options granted in 2003, 2002, and 2001 are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected life of three to four years; expected dividend yield of zero percent; expected volatility of 100 percent for each of 2003, 2002 and 2001, respectively; and risk-free interest rate of three percent for 2003 and six percent for each of 2002 and 2001.

Common Shares Reserved for Future Issuance

At December 31, 2003, common shares reserved for future issuance under the 2000 Plan and non-Plan outstanding stock options consist of the following (in thousands):

	2003	2002
Stock options issued and outstanding	455	693
Restricted shares issued and outstanding	310	0
Shares reserved for future issuance	36	104
Common stock warrants	3,170	150

Total reserved	3,971	947

PATH 1 NETWORK TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. INCOME TAXES

Significant components of the Company’s deferred tax assets are shown below. A valuation allowance of approximately $14,376,000 has been recognized at December 31, 2003 to offset the deferred tax assets as realization of such assets is uncertain (in thousand of dollars):

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$12,154	$9,737
Research and development credits carryforwards	1,059	927
Deferred compensation	503	482
Capital loss carryforward	516	516
Other, net	144	153

Total deferred tax assets	14,376	11,815
Valuation allowance	(14,376)	(11,815)

Net deferred tax assets	$—	$—

At December 31, 2003, the Company has federal and California net operating loss carryforwards of approximately and $23,000,000 and $18,200,000, respectively. The federal and California tax loss carryforwards will begin expiring in 2019 and 2009, respectively, unless previously utilized. The Company also has federal and California research tax credit carryforwards of approximately $580,000 and $533,000, respectively, which will begin to expire in 2019 unless previously utilized. The Company’s capital loss carryforwards of approximately $1,300,000 will begin to expire in 2006.

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

10. METAR ACQUISITION

In October 2000, the Company agreed to purchase the assets of Metar ADC, a Bucharest, Romania-based integrated circuit design company from Metar SRL. In February 2001, the Company concluded the purchase of assets of Metar ADC. Under the terms of the purchase agreement, the Company was to pay $2 million in cash for the assets of Metar ADC. The first $1 million was paid in February 2001. The second $1 million was payable over a three-year period on the anniversary date of technology acceptance as follows: $150,000 in year one, $250,000 in year two and $600,000 in year three. In October 2001, the Company paid the scheduled payment of $150,000. As of December 31, 2001, the Company had accrued the present value of the future payments of $686,000 as acquisition payable. The acquisition payable is included in the liabilities from discontinued operations.

PATH 1 NETWORK TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. SEGMENTS

Reportable Operating Segments

For the purpose of applying Statement of Financial Accounting Standards (SFAS) No. 131, management determined that it has one operating segment in 2003 and 2002 following the disposal of the Sistolic business.

The reportable segments at December 31, 2001 are as follows.

	Year Ended December 31, 2001
	(In Thousands of Dollars)
REVENUE, OPERATING EXPENSES AND NET LOSS	Revenue	Expenses	Net loss
Video Solutions	$1,969	$2,261	$(292)
Sistolic	250	1,390	(1,140)
Corporate	—	3,252	(3,252)

	$2,219	$6,903	$(4,684)

December 31, 2001
NET IDENTIFIABLE FIXED ASSETS:	(In Thousands of Dollars)
Video Solutions	$324
Sistolic	117
Corporate	41

$482

PATH 1 NETWORK TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED, IN THOUSANDS OF

DOLLARS, EXCEPT FOR SHARE DATA)

As stated in Note 1 above, we have restated our consolidated results for our fiscal year ended December 31, 2003. We have also restated the financial results for the last three quarters of 2002 and the first three quarters of 2003 from our previously reported unaudited financial results.

The following summary reflects the changes to our unaudited quarterly results of operations:

	1ST		2ND		3RD		4TH
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	Actual	No Restatement
2003
Loss From Continuing Operations	$(1,226)	$(1,327)	$(997)	$(987)	$(2,666)	$(2,906)	$(2,226)	$(2,226)
Loss From Discontinued Operations	$—	$—	$—	$—	$—	$—	$—	$—
Net Loss	$(1,226)	$(1,327)	$(997)	$(987)	$(2,666)	$(2,906)	$(2,226)	$(2,226)
Basic and Diluted Loss Per Share	$(0.77)	$(0.83)	$(0.62)	$(0.61)	$(0.59)	$(0.64)	$(0.35)	$(0.35)
Net loss per common share from continuing operations	$(0.77)	$(0.83)	$(0.62)	$(0.61)	$(0.59)	$(0.64)	$(0.35)	$(0.35)
Net loss per common share from discontinued operations	$—	$—	$—	$—	$—	$—	$—	$—
Weighted Average Shares Used In Calculation	1,593	1,593	1,615	1,615	4,528	4,528	6,355	6,355

	1ST		2ND		3RD		4TH
	As Previously Reported	No Restatement	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
2002
Loss From Continuing Operations	$(2,179)	$(2,179)	$(1,477)	$(1,480)	$(1,297)	$(1,345)	$(884)	$(1,128)
Loss From Discontinued Operations	$(251)	$(251)	$(66)	$(66)	$—	$—	$—	$—
Net Loss	$(2,430)	$(2,430)	$(1,543)	$(1,546)	$(1,297)	$(1,345)	$(884)	$(1,128)
Basic and Diluted Loss Per Share	$(1.73)	$(1.73)	$(1.10)	$(1.10)	$(0.91)	$(0.94)	$(0.57)	$(0.74)
Net loss per common share from continuing operations	$(1.56)	$(1.56)	$(1.05)	$(1.05)	$(0.91)	$(0.94)	$(0.57)	$(0.74)
Net loss per common share from discontinued operations	$(0.18)	$(0.18)	$(0.05)	$(0.05)	$—	$—	$—	$—
Weighted Average Shares Used In Calculation	1,401	1,401	1,404	1,404	1,432	$1,432	1,542	1,542

13. SUBSEQUENT EVENTS

On January 22, 2004, the Company entered into an agreement (the “Agreement”) with Aurora Networks (“Aurora”) under which we agreed to amend the Product Development Agreement dated May 27, 2003 and the Reseller Agreement dated May 8, 2003. Under the terms of the Agreement, Aurora agreed to terminate its exclusive license to distribute the Company’s integrated QAM gateway product. Aurora also agreed to terminate its most favored nation pricing.