Form 10-K/A
period 2003-12-31
PATH 1 NETWORK TECHNOLOGIES INC
filed 2004-05-04
CIK 1059404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of April 29, 2004 was 6,685,640

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

This restatement relates to the recording of the embedded beneficial conversion feature related to convertible promissory notes we issued in 2002 and 2003. The related debt discount resulted from the conversion price of the notes being less than the fair value of our common stock on the date the notes were issued, which resulted in the embedded beneficial conversion feature. We had initially determined fair value based on a discount to the market price of the underlying common stock which was then trading on the over-the-counter market. This discount was determined based on independent valuations of our common stock. This accounting treatment was formulated in 2000 in connection with the filing of our Form 10 and had been consistently applied.

This restatement results from our revision of this accounting methodology in favor of determining fair value of our common stock by reference primarily to the market trading price. This is in line with the terms of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates.” EITF 98-5 states generally that the trading price on an active market is the best evidence of fair value. Our previous accounting methodology was based on the view that an active trading market for our common stock did not exist at the time the promissory notes were issued and that reliance solely on the over-the-counter trading price would not yield fair value. The financial restatement described in this Form 10-K results from a change in our accounting methodology towards reliance on the market trading prices as quoted on the Over the Counter Bulletin Board to determine fair value.

The effects of this restatement are non-cash and non-operating, and only require adjustments to interest expense, notes payable and stockholders’ equity. The significant effects of the restatement are as follows:

	As Previously Reported	As Restated
	(In thousands, except per share data)
At December 31, 2002:
Current portion of notes payable	$863	$580
Total liabilities	$2,172	$1,889
Additional paid-in capital	$30,134	$30,712
Total stockholders’ (deficit)	$(539)	$(256)
For the twelve months ended December 31, 2002:
Interest expense	$(1,019)	$(1,314)
Net loss	$(6,154)	$(6,449)
Net loss per share	$(4.25)	$(4.46)

For more information regarding EITF 98-5 and the restatement, see Note 1 to our consolidated financial statements.

PATH 1 NETWORK TECHNOLOGIES INC.

FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2003

*	Incorporated by reference from our definitive Proxy Statement relating to the 2004 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 29, 2004.

PART I

ITEM 1.	BUSINESS

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

The financial restatement described in this Form 10-K results from a change in our accounting methodology towards reliance on the market trading price of our common stock on the Over the Counter Bulletin Board to determine fair value, pursuant to the terms of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates.” EITF 98-5 states generally that the trading price on an active market is the best evidence of fair value. Our previous accounting methodology was based on the view that an active trading market for our common stock did not exist at the time the promissory notes were issued and that reliance solely on the over-the-counter trading price would not yield a fair value measurement. The effects of this restatement are non-cash and non-operating, and only require adjustments to interest expense, notes payable and stockholders’ equity. These effects are reflected, as appropriate, in the discussion below. For more information regarding EITF 98-5 and the restatement, see Note 1 to our consolidated financial statements.

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

3.	Exhibits: The exhibits filed with this report, or incorporated by reference herein, are set forth on the Exhibit List included herein.

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended. (2)

3.1.1	Certificate of Amendment of Certificate of Incorporation, as filed with the Delaware Secretary of State on February 28, 2002. (3)

3.2	Amended and Restated Bylaws. (2)

10.1	Consent to Sublease Agreement with Pointe Camino Windell, LLC and Qualcomm Inc. dated June 6, 2002. (1A)

10.2	Stockholders’ Agreement, by and among us, Leitch Technology Corporation, Ronald D. Fellman, Douglas A. Palmer and Michael T. Elliott, dated April 7, 2000. (2)

10.4+	Technology License Agreement between us and Leitch Technology corporation, dated April 10, 2000. (2)

10.6	Path 1 Network Technologies Inc. 2000 Stock Option/Stock Issuance Plan. (7)

10.7	Form of Notice of Grant under the 2000 Stock Option/Stock Issuance Plan. (7)

10.8	Form of Stock Option Agreement under the 2000 Stock Option/Stock Issuance Plan. (7)

10.12#	Agreement with James Bixby, Director, dated December 22, 2000. (1A)

10.19#	Consulting Agreement with Douglas A. Palmer dated May 24, 2002. (13)

10.20#	Letter Agreement with Douglas A. Palmer dated December 27, 2002. (1A)

10.22#	Separation and General Release with Richard B. Slansky dated July 8, 2002. (13)

10.23#	Employment Agreement with Frederick A. Cary, dated September 7, 2001. (8)

10.24#	Agreement with Robert Packer, Director, dated September 28, 2001. (1A)

10.25#	Employment Agreement with David A. Carnevale dated November 6, 2001. (1A)

10.26#	Consulting Agreement with Robert Clasen dated July 20, 2002, as amended by Consulting Agreement Addendum dated September 16, 2002. (1A)

10.27#	Consulting Agreement with Moshe Nazarathy dated September 25, 2002. (1A)

10.28#	Agreement with Moshe Nazarathy, Director, dated September 25, 2002. (1A)

10.29#	Employment Agreement with John R. Zavoli dated October 16, 2002. (1A)

10.30#	Severance Agreement and Technology License Agreement with Ronald D. Fellman dated January 7, 2003. (1A)

10.31#	Employment Agreement with Pat Bohana dated February 21, 2003. (1A)

10.32#	Consulting Agreement with Del Mar Consulting Group, Inc. dated November 27, 2002. (1A)

10.33	Non-Qualified Stock Option Agreement with Del Mar Consulting Group, Inc. dated November 30, 2002. (1A)

10.34	Subscription Agreement between us and Meewui de Kraker dated, October 24, 2001. (3)

10.35	Promissory note between us and Meewui de Kraker, dated October 24, 2001. (3)

10.36	Stock Pledge Agreement between us and Meewui de Kraker, dated October 24, 2001. (3)

10.38	Technology License Agreement between us and Visionary Solutions dated December 11, 2001. (3)

10.40	Registration Rights Agreement between us and DTKA Holdings Limited, dated January 17, 2002. (9)

Exhibit Number	Description

10.41	Path 1 Network Technologies 2001 Employee Stock Purchase Plan. (6) (14)

10.42	Private Placement of up to $5 million in Unregistered Securities and Warrants dated January 13, 2002. (14)

10.43	Securities Purchase Agreement with the April and May 2002 European investors. (12)

10.44	Form of Convertible Note issued to the April and May 2002 European investors. (12)

10.45	Form of Warrant issued to the April and May 2002 European investors. (12)

10.46	Securities Purchase Agreement between us and Laurus Master Fund, Ltd. (10)

10.47	$1,250,000 convertible promissory note issued to Laurus Master Fund, Ltd. (10)

10.48	125,000 warrants issued to Laurus Master Fund, Ltd. (10)

10.49	Securities Purchase Agreement dated November 7, 2002 by and between Path 1 and Laurus Master Fund, Ltd. (11)

10.50	Allonge to Convertible Note Dated May 16, 2002 dated November 7, 2002 with Path 1 and Laurus Master Fund, Ltd. (11)

10.51	Allonge to Warrant Dated May 16, 2002 dated November 7, 2002 with Path 1 and Laurus Master Fund, Ltd. (11)

10.52	Purchase and Security Agreement dated February 13, 2003 with Laurus Master Fund, Ltd. (1A)

10.53	Registration Rights Agreement dated February 13, 2003 with Laurus Master Fund, Ltd. (1A)

10.54	Allonge to Convertible Note Dated May 16, 2002 and November 7, 2002 with Laurus Master Fund, Ltd. dated February 13, 2003. (1A)

10.55	Form of Convertible Note with Laurus Master Fund, Ltd. dated February 13, 2002. (1A)

10.56	Form of Warrant with Laurus Master Fund, Ltd. dated February 13, 2002. (1A)

10.57	Reseller Agreement with Internet Photonics, Inc. dated October 11, 2002. (1A)

10.58	Product Development and Supply Agreement dated September 9, 2002. (1A)

10.59#	Restricted Stock Award Agreement dated October 23, 2003 between the Company and Frederick Cary. (15)

10.60#	Restricted Stock Award Agreement dated October 23, 2003 between the Company and John Zavoli. (15)

10.61#	Restricted Stock Award Agreement dated October 23, 2003 between the Company and David Carnevale. (15)

10.62#	Restricted Stock Award Agreement dated October 23, 2003 between the Company and Pat Bohana. (15)

21	List of subsidiaries. (10)

23.1*	Consent of Swenson Advisors LLP.

23.2*	Consent of Ernst & Young LLP.

31*	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith
#	Indicates management contract or compensatory plan or arrangement.
+	Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the “Mark”). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to the Company’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934.
(1A)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Form 10-K filed with the Commission on March 31, 2003.
(2)	This exhibit was filed as a part of, and is hereby incorporated by reference to, our Registration Statement on Form 10 filed with the Securities and Exchange Commission (the “Commission”) on May 23, 2000, as amended by Form 10/A filed with Commission on June 19, 2000.
(3)	This exhibit was previously filed as a part of, and is hereby the incorporated by reference to, our Annual Report on Form 10K for the year ended December 31, 2001, filed with the Commission on April 15, 2002.
(3)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the Commission on March 29, 2001.
(4)	This exhibit was previously filed as a part of, and is hereby the incorporated by reference to, our Annual Report on Form 10K for the year ended December 31, 2000, filed with the Commission on March 29, 2001.
(6)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Registration Statement on Form S-8, filed with the Commission on September 21, 2001 and our Registration Statement on Form S-8, filed with the Commission on August 28, 2002.
(7)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the Commission on August 14, 2001.
(8)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 13, 2001.
(9)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, Our Current Report on Form 8-K, filed with the Commission on January 29, 2002.
(10)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Registration Statement on Form SB-2, filed with the Commission on June 7, 2002.
(11)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2002.
(12)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Registration Statement on Form SB-2 filed on August 7, 2002, and Form SB-2/A filed on August 26, 2002
(13)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Commission on August 14, 2002.
(14)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Commission on May 15, 2002.
(15)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Annual Report on Form 10-K, filed with the Commission on April 14, 2004.

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

Date: May 4, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN R. ZAVOLI John R. Zavoli	President and Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer)	May 4, 2004

/s/ FREDERICK A. CARY Frederick A. Cary	Chairman	May 4, 2004

/s/ DAVID W. HOUILLION David W. Houillion	Principal Accounting Officer	May 4, 2004

/s/ JAMES A. BIXBY James A. Bixby	Director	May 4, 2004

/s/ ROBERT CLASEN Robert Clasen	Director	May 4, 2004

/s/ MOSHE NAZARATHY Moshe Nazarathy	Director	May 4, 2004

/s/ ROBERT L. PACKER Robert L. Packer	Director	May 4, 2004

EXHIBIT LIST

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended. (2)

3.1.1	Certificate of Amendment of Certificate of Incorporation, as filed with the Delaware Secretary of State on February 28, 2002. (3)

3.2	Amended and Restated Bylaws. (2)

10.1	Consent to Sublease Agreement with Pointe Camino Windell, LLC and Qualcomm Inc. dated June 6, 2002. (1A)

10.2	Stockholders’ Agreement, by and among us, Leitch Technology Corporation, Ronald D. Fellman, Douglas A. Palmer and Michael T. Elliott, dated April 7, 2000. (2)

10.4+	Technology License Agreement between us and Leitch Technology corporation, dated April 10, 2000. (2)

10.6	Path 1 Network Technologies Inc. 2000 Stock Option/Stock Issuance Plan. (7)

10.7	Form of Notice of Grant under the 2000 Stock Option/Stock Issuance Plan. (7)

10.8	Form of Stock Option Agreement under the 2000 Stock Option/Stock Issuance Plan. (7)

10.12#	Agreement with James Bixby, Director, dated December 22, 2000. (1A)

10.19#	Consulting Agreement with Douglas A. Palmer dated May 24, 2002. (13)

10.20#	Letter Agreement with Douglas A. Palmer dated December 27, 2002. (1A)

10.22#	Separation and General Release with Richard B. Slansky dated July 8, 2002. (13)

10.23#	Employment Agreement with Frederick A. Cary, dated September 7, 2001. (8)

10.24#	Agreement with Robert Packer, Director, dated September 28, 2001. (1A)

10.25#	Employment Agreement with David A. Carnevale dated November 6, 2001. (1A)

10.26#	Consulting Agreement with Robert Clasen dated July 20, 2002, as amended by Consulting Agreement Addendum dated September 16, 2002. (1A)

10.27#	Consulting Agreement with Moshe Nazarathy dated September 25, 2002. (1A)

10.28#	Agreement with Moshe Nazarathy, Director, dated September 25, 2002. (1A)

10.29#	Employment Agreement with John R. Zavoli dated October 16, 2002. (1A)

10.30#	Severance Agreement and Technology License Agreement with Ronald D. Fellman dated January 7, 2003. (1A)

10.31#	Employment Agreement with Pat Bohana dated February 21, 2003. (1A)

10.32#	Consulting Agreement with Del Mar Consulting Group, Inc. dated November 27, 2002. (1A)

10.33	Non-Qualified Stock Option Agreement with Del Mar Consulting Group, Inc. dated November 30, 2002. (1A)

10.34	Subscription Agreement between us and Meewui de Kraker dated, October 24, 2001. (3)

10.35	Promissory note between us and Meewui de Kraker, dated October 24, 2001. (3)

10.36	Stock Pledge Agreement between us and Meewui de Kraker, dated October 24, 2001. (3)

10.38	Technology License Agreement between us and Visionary Solutions dated December 11, 2001. (3)

Exhibit Number	Description
10.40	Registration Rights Agreement between us and DTKA Holdings Limited, dated January 17, 2002. (9)

10.41	Path 1 Network Technologies 2001 Employee Stock Purchase Plan. (6) (14)

10.42	Private Placement of up to $5 million in Unregistered Securities and Warrants dated January 13, 2002. (14)

10.43	Securities Purchase Agreement with the April and May 2002 European investors. (12)

10.44	Form of Convertible Note issued to the April and 2002 May European investors. (12)

10.45	Form of Warrant issued to the April and May 2002 European investors. (12)

10.46	Securities Purchase Agreement between us and Laurus Master Fund, Ltd. (10)

10.47	$1,250,000 convertible promissory note issued to Laurus Master Fund, Ltd. (10)

10.48	125,000 warrants issued to Laurus Master Fund, Ltd. (10)

10.49	Securities Purchase Agreement dated November 7, 2002 by and between Path 1 and Laurus Master Fund, Ltd. (11)

10.50	Allonge to Convertible Note Dated May 16, 2002 dated November 7, 2002 with Path 1 and Laurus Master Fund, Ltd. (11)

10.51	Allonge to Warrant Dated May 16, 2002 dated November 7, 2002 with Path 1 and Laurus Master Fund, Ltd. (11)

10.52	Purchase and Security Agreement dated February 13, 2003 with Laurus Master Fund, Ltd. (1A)

10.53	Registration Rights Agreement dated February 13, 2003 with Laurus Master Fund, Ltd. (1A)

10.54	Allonge to Convertible Note Dated May 16, 2002 and November 7, 2002 with Laurus Master Fund, Ltd. dated February 13, 2003. (1A)

10.55	Form of Convertible Note with Laurus Master Fund, Ltd. dated February 13, 2002. (1A)

10.56	Form of Warrant with Laurus Master Fund, Ltd. dated February 13, 2002. (1A)

10.57	Reseller Agreement with Internet Photonics, Inc. dated October 11, 2002. (1A)

10.58	Product Development and Supply Agreement dated September 9, 2002. (1A)

10.59#	Restricted Stock Award Agreement dated October 23, 2003 between the Company and Frederick Cary. (15)

10.60#	Restricted Stock Award Agreement dated October 23, 2003 between the Company and John Zavoli. (15)

10.61#	Restricted Stock Award Agreement dated October 23, 2003 between the Company and David Carnevale. (15)

10.62#	Restricted Stock Award Agreement dated October 23, 2003 between the Company and Pat Bohana. (15)

21	List of subsidiaries. (10)

23.1*	Consent of Swenson Advisors LLP.

23.2*	Consent of Ernst & Young LLP.

31 *	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32 *	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith
#	Indicates management contract or compensatory plan or arrangement.
+	Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the “Mark”). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to the Company’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934.
(2)	This exhibit was filed as a part of, and is hereby incorporated by reference to, our Registration Statement on Form 10 filed with the Securities and Exchange Commission (the “Commission”) on May 23, 2000, as amended by Form 10/A filed with Commission on June 19, 2000.
(3)	This exhibit was previously filed as a part of, and is hereby the incorporated by reference to, our Annual Report on Form 10K for the year ended December 31, 2001, filed with the Commission on April 15, 2002.
(3)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the Commission on March 29, 2001.
(4)	This exhibit was previously filed as a part of, and is hereby the incorporated by reference to, our Annual Report on Form 10K for the year ended December 31, 2000, filed with the Commission on March 29, 2001.
(6)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Registration Statement on Form S-8, filed with the Commission on September 21, 2001 and our Registration Statement on Form S-8, filed with the Commission on August 28, 2002.
(7)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the Commission on August 14, 2001.
(8)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 13, 2001.
(9)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, Our Current Report on Form 8-K, filed with the Commission on January 29, 2002.
(10)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Registration Statement on Form SB-2, filed with the Commission on June 7, 2002.
(11)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q, filed with the Commission on November 18, 2002.
(12)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Registration Statement on Form SB-2 filed on August 7, 2002, and Form SB-2/A filed on August 26, 2002
(13)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Commission on August 14, 2002.
(14)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Commission on May 15, 2002.
(15)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Annual Report on Form 10-K, filed with the Commission on April 14, 2004.

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

This restatement relates to the recording of the embedded beneficial conversion feature related to convertible promissory notes we issued in 2002 and 2003. The related debt discount resulted from the conversion price of the notes being less than the fair value of our common stock on the date the notes were issued, which resulted in the embedded beneficial conversion feature. We had initially determined fair value based on a discount to the market price of the underlying common stock which was then trading on the over-the-counter market. This discount was determined based on independent valuations of our common stock. This accounting treatment was formulated in 2000 in connection with the filing of our Form 10 and had been consistently applied.

This restatement results from our revision of this accounting methodology in favor of determining fair value of our common stock by reference primarily to the market trading price. This is in line with the terms of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates.” EITF 98-5 states generally that the trading price on an active market is the best evidence of fair value. Our previous accounting methodology was based on the view that an active trading market for our common stock did not exist at the time the promissory notes were issued and that reliance solely on the over-the-counter trading price would not yield fair value. The financial restatement described in this Form 10-K results from a change in our accounting methodology towards reliance on the market trading prices as quoted on the Over the Counter Bulletin Board to determine fair value.

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