Form 10-Q
period 2004-03-31
PATH 1 NETWORK TECHNOLOGIES INC
filed 2004-05-17
CIK 1059404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004.

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

As of April 30, 2004, 6,692,317 shares of the registrant’s common stock were outstanding.

PATH 1 NETWORK TECHNOLOGIES INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2004

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Path 1 Network Technologies Inc.

Condensed Consolidated Balance Sheets

(in thousands, except shares data)

	March 31, 2004 (unaudited)	December 31, 2003 (audited)
ASSETS
Current assets
Cash and cash equivalents	$5,542	$7,807
Accounts receivable, net	429	510
Inventory, net	857	393
Other current assets	277	74

Total current assets	7,105	8,784

Property and equipment, net	443	382
Debt issuance costs, net	13	62
Other assets	48	49

Total Assets	$7,609	$9,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	1,184	$699
Accrued compensation and benefits	375	119
Current portion of notes payable	—	289
Current portion of leases payable	19	15
Deferred revenue	113	—

Total current liabilities	1,691	1,122

Notes payable	125	113
Long-term leases payable	15	14

Total liabilities	1,831	1,249

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 6,692,317 and 6,578,324 shares issued and outstanding at March 31, 2004, and December 31, 2003, respectively; 2,777 shares held in treasury at March 31, 2004 and December 31, 2003	7	7
Additional paid-in capital	48,284	47,699
Deferred compensation	(1,300)	(1,300)
Accumulated deficit	(41,213)	(38,378)

Total stockholders’ equity	5,778	8,028

Total Liabilities and Stockholders’ Equity	$7,609	$9,277

See accompanying notes to these condensed consolidated financial statements.

Path 1 Network Technologies Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2004	2003
		(restated)
Revenues
Product sales	$351	$598
License revenue	20	—
Contract services	—	63
Other revenue	18	—

Total revenues	389	661

Cost of revenues
Cost of product sales	374	338
Cost of contract services	—	18

Total cost of revenues	374	356

Gross profit	15	305

Operating expenses
Engineering, research and development	480	404
Sales and marketing	1,198	291
General and administrative	1,139	666
Stock-based compensation	—	25

Total operating expense	2,817	1,386

Operating loss	(2,802)	(1,081)
Other expense
Interest expense, net	(30)	(245)
Other expense	(3)	(1)

Total other expense	(33)	(246)

Net loss	$(2,835)	$(1,327)

Loss per common share - basic and diluted	$(0.42)	$(0.83)

Weighted average common shares outstanding - basic and diluted	6,676	1,593

See accompanying notes to these condensed consolidated financial statements.

Path 1 Network Technologies Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
		(restated)
Cash flows from operating activities:
Net loss	$(2,835)	$(1,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	108	68
Amortization of deferred compensation	—	43
Accretion of debt discount & debt conversion expense	54	273
Changes in assets and liabilities
Accounts receivable	81	100
Inventory	(464)	108
Other current assets	(203)	(181)
Other assets	1	(128)
Accounts payable and accrued liabilities	500	228
Accrued compensation and benefits	256	(16)
Deferred revenue	113	(45)

Cash used in operations	(2,389)	(877)

Cash flows from investing activities:
Purchase of property and equipment	(111)	(5)

Cash used in investing activities	(111)	(5)

Cash flows from financing activities:
Issuance of common stock	239	108
Issuance of notes	—	802
Repayments of notes	(4)	—

Cash provided by financing activities	235	910

Increase (decrease) in cash	(2,265)	28
Cash and cash equivalents, beginning of period	7,807	396

Cash and cash equivalents, end of period	$5,542	$424

Supplemental cash flow disclosures:
Capitalized debt issuance costs in connection with beneficial conversion charges and warrants	$—	$76

Conversion of notes and accrued interest to common stock	$331	$—

Acquisition of equipment	$9	$—

See accompanying notes to these condensed consolidated financial statements.

Path 1 Network Technologies Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying condensed consolidated balance sheet at March 31, 2004, the condensed consolidated statements of operations for the three-month periods ended March 31, 2004 and 2003, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2004 and 2003, have been prepared by Path 1 Network Technologies Inc. (the “Company”) and have not been audited. The condensed consolidated balance sheet at December 31, 2003 has been audited. These condensed consolidated quarterly financial statements, in the opinion of management, include all adjustments, consisting only of normal and recurring adjustments, necessary to state fairly the financial information set forth therein, in accordance with accounting principles generally accepted in the United States. These condensed quarterly condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s Form 10-K/A filed May 4, 2004. The interim consolidated financial information contained in this filing is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2004.

The Annual Report on Form 10-K/A for the year ended December 31, 2003, includes restated consolidated financial information for the first three quarters of 2003 from our previously reported unaudited financial results. Financial statement information and related disclosures included in the Form 10-K/A reflect, as noted, changes as a result of the restatement.

This restatement related to the recording of the embedded beneficial conversion feature related to convertible promissory notes we issued in 2002 and 2003. The related debt discount resulted from the conversion price of the notes being less than the fair value of our common stock on the date the notes were issued, which resulted in the embedded beneficial conversion feature. We had initially determined fair value based on a discount to the market price of the underlying common stock which was then trading on the over-the-counter market. This discount was determined based on independent valuations of our common stock. This accounting treatment was formulated in 2000 in connection with the filing of our Form 10 and had been consistently applied.

This restatement resulted from our revision of this accounting methodology in favor of determining fair value of our common stock by reference primarily to the market trading price. This is in line with the terms of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates.” EITF 98-5 states generally that the trading price on an active market is the best evidence of fair value. Our previous accounting methodology was based on the view that an active trading market for our common stock did not exist at the time the promissory notes were issued and that reliance solely on the over-the-counter trading price would not yield fair value. The financial restatement described in the Form 10-K/A resulted from a change in our accounting methodology towards reliance on the market trading prices as quoted on the OTC Bulletin Board to determine fair value.

The effects of this restatement were non-cash and non-operating, and only required adjustments to interest expense, notes payable and stockholders’ equity. The significant effects of the restatement on the quarter ended March 31, 2003, were as follows (in thousands):

	As Previously Reported	As Restated
At March 31, 2003:
Current portion of notes payable	$1,316	$939
Total liabilities	$3,172	$2,795
Additional paid-in capital	$30,393	$31,166
Total stockholders’ equity (deficit)	$(1,473)	$(1,096)
For the three months ended March 31, 2003:
Interest expense	$(144)	$(245)
Net loss	$(1,226)	$(1,327)
Net loss per share	$(0.78)	$(0.83)

On July 23, 2003, the Company effected a one-for-six reverse stock split in anticipation of its public offering and listing on the American Stock Exchange. All per share figures herein reflect such reverse stock split.

Reclassifications

Certain reclassifications have been made to prior periods financial statements to conform to current year presentation.

Recently Issued Accounting Standards

In April 2002, the FASB issued SFAS No. 145 (“SFAS No. 145”) Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 requires, among other things, (i) that the modification of a lease that results in a change of the classification of the lease from capital to operating under the provisions of SFAS No. 13 be accounted for as a sale-leaseback transaction, and (ii) the reporting of gains or losses from the early extinguishment of debt as extraordinary items only if they met the criteria of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations. The amendment of SFAS No. 13 is effective for transactions occurring on or after May 15, 2002. Although the rescission of SFAS No. 4 is effective January 1, 2003, the FASB has encouraged early application of the provisions of SFAS No. 145. On August 6, 2003, the Company repurchased $1,180,000 principal amount, plus accrued unpaid interest totaling $25,427, of its 7% convertible notes payable for an aggregate amount of $1,382,427. The Company recognized a $262,000 ordinary loss on the early extinguishment of these notes. See Note 10.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The following table summarizes the impact on the Company’s net loss had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under SFAS No. 123 (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
		(restated)
Net loss, as reported	$(2,835)	$(1,327)
Less: Stock-based employee compensation	6	76

Pro forma net loss	$(2,841)	$(1,403)

Basic and diluted loss per share:
As reported	$(0.42)	$(0.83)

Pro forma	$(0.43)	$(0.88)

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

Note 5 – Revenue Recognition

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

Note 6 – Warranty Reserves, Indemnification Arrangements and Guarantees

In connection with the Company’s adoption of FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, the following disclosures are made with respect to the Company’s product warranties.

We provide a limited warranty for our products. A provision for the estimated warranty cost is recorded at the time revenue is recognized. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related revenue is recognized. The amount of liability to be recorded is based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs. The Company’s standard product warranties are for one year, although in some agreements, it may warrant products for periods in excess of one year. The Company had $126,000 in warranty reserves at March 31, 2003. The following table summarizes the activity in the liability accrual related to product warranty during the three months ended March 31, 2004:

(in thousands)
Balance at December 31, 2003	$78
Increase in expense related to change in estimates	36
Actual warranty costs incurred in the period	(22)

Balance at March 31, 2004	$92

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

Note 7 – Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as special purpose entities (“SPEs”).

Note 8 – Reportable Operating Segments

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

Note 9 – Stock Options

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

During the three-month period ended March 31, 2004, the Company recorded no stock-based compensation expense related to the amortization of options outstanding to employees and consultants. For the same three-month period in 2003, the Company recognized expense of $25,000 related to the amortization of stock-based compensation.

Note 10 – Notes Payable

In 2002 and 2003, the Company closed private placements of aggregate $4.4 million in face value of convertible notes payable and warrants and received cash proceeds, net of issuance costs, of approximately $3.7 million from accredited investors.

During the three months ended March 31, 2004, approximately $331,000 of note principal along with accrued interest was converted into the Company’s common stock. The carrying value of the Company’s remaining convertible notes payable, excluding our line of credit, at March 31, 2004, is as follows:

(in thousands)
Face value of convertible notes payable	$228

Unamortized discount related to warrants	(16)

Unamortized discount related to beneficial conversion feature	(87)

Carrying value of convertible notes payable	$125

•	Interest expense for the three months ended March 31, 2004, includes coupon interest of approximately $7,000; non-cash interest expense of $9,000 pertaining to the discount related to the warrants; and non-cash interest expense of $30,000 pertaining to the discount related to the beneficial conversion feature.

•	Amortization of debt issuance costs for the three months ended March 31, 2004, was $49,000.

On February 14, 2003, the Company entered into a $1 million revolving line of credit with Laurus. This revolving line of credit (“the LOC”) is secured by the Company’s accounts receivables and other assets, and the Company has the ability to draw down advances under the LOC subject to limits. Under the terms of the LOC, Laurus can convert advances made to the Company into common stock at a fixed conversion price of $6.78 per share. In connection with the LOC, the Company issued warrants to purchase 12,500 shares of the Company’s Common Stock at $6.78 per share. On February 14, 2003, the Company borrowed a $300,000 advance under the LOC. The Company recorded a non-cash debt discount of $23,000 in its quarter ended March 31, 2003. The carrying value of the LOC at March 31, 2004, is zero.

The maturities of the Company’s notes payable at March 31, 2004, are as follows (in thousands):

Long-term notes payable consist of the following at March 31, 2004:

7% van Embden note due June, 2005 (less unamortized debt discount of $45,999) (convertible into 26,050 shares of common stock)	$56

7% Amstgeld note due June, 2005 (less unamortized debt discount of $57,457) (convertible into 32,539 shares of common stock)	69

Less: Current maturities included in current liabilities	—

$125

At March 31, 2004, the maturities of long-term debt, net of discount, are as follows:

2004	$—
2005	125

$125

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

OVERVIEW

The most important challenge that we, as an emerging company, now face is to execute efficiently and effectively in the key areas of our operations as we commercialize our technology products. We are making important changes in our senior management as part of our effort to demand and achieve better focus and results in our operations. We continue to believe that our technology is attractive to the marketplace and in particular we see good short-term opportunities with our long-haul products and with a strategy of augmenting our indirect selling channels with more direct sales and marketing efforts.

We are an industry leader in developing and supplying video router or gateway products that enable the transportation and distribution of real-time, high-quality video over Internet Protocol (IP) networks, such as the networks that comprise the Internet. Our products are currently used in two different segments of the video market. Our products are used by a variety of providers to transmit high-quality, real-time video to one or more locations throughout the United States or the world (which we refer to as “long-haul transmission”). Our products are also used by cable companies to supply video-on-demand services. We do not sell our products to individual consumers. Our customers include cable, broadcast and satellite companies, movie studios, carriers, and government and educational institutions and system integrators that supply them. We refer to these customers as communication service providers, or simply as providers.

Long Haul & Broadcast Service

Broadcasters and news organizations need to move high quality video over long distances. In the broadcast industry, video is both distributed (for example, a video program that a broadcaster broadcasts to its viewers) as well as contributed (for instance, the video clips from multiple sources that are transported between and among broadcast studios or affiliates to be assembled into a video segment such as a news report or feature story that is, in turn, distributed for broadcast to viewers). For the distribution and contribution of broadcast quality video, broadcasters have traditionally used satellite links or procured dedicated bandwidth on fiber lines, both of which are very expensive and usually require multi-year contracts. Our products now allow the same video to be moved over existing IP networks at significantly reduced cost. In 2003, roughly 50% of our product revenues were derived from the long haul broadcast market.

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

Cable Companies

The versions of our Chameleon vidX™ product line designed for cable companies allows them to use existing digital set-top boxes already in consumer homes to provide video-on-demand services, a significant competitive advantage over satellite providers. The more efficient use of existing bandwidth (both into the home and within the network) allows cable companies to increase the volume of content (whether movies, television or live events) available for delivery whenever requested by the cable subscriber, or to increase the number of subscribers served with existing content volume.

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

From January 30, 1998 through March 31, 2004, we incurred losses totaling $41.2 million. We have not yet achieved profitability, and we remain a risky enterprise. We believe that our existing capital resources will enable us to fund operations for at least the next twelve months. At March 31, 2004, we had working capital of $5.4 million. Cash and cash equivalents at March 31, 2004 totaled $5.5 million.

In February 2003, we entered into a $1 million revolving line of credit with Laurus. This revolving line of credit (“the LOC”) is secured by our accounts receivables and other assets, and we have the ability to draw down advances under the LOC subject to limits. Under the terms of the LOC, Laurus can convert advances made to us into our common stock at a fixed conversion price of $6.78 per share. The balance outstanding on our LOC was nil at March 31, 2004.

We are not yet profitable and unless we increase our sales substantially we cannot be profitable. For the foreseeable future, we expect to incur substantial additional expenditures associated with cost of sales, marketing, and research and development, in addition to increased costs associated with staffing for management. Additional capital may be required to implement our business strategies and fund our plan for future growth and business development.

At March 31, 2004, we had no material commitments other than our operating leases and convertible notes with a face amount of $228,000 which are due in 2005. Our future capital requirements will depend upon many factors, including the timing of research and product development efforts, the possible need to acquire new technology, the expansion of our sales and marketing efforts, and our expansion internationally. We expect to continue to expend significant amounts in all areas of our operations.

Cash used in operations was approximately $2.4 million for the three months ended March 31, 2004, compared to $877,000 for the same period in 2003. The increase in cash used in operations for the three months ended March 31, 2004, compared to the same period in the prior year, was due primarily to our net loss.

Cash used in investing activities for the three months ended March 31, 2004, was $111,000, compared to $5,000 for the same period ended March 31, 2003. In the 2004 quarter, we purchased $120,000 of equipment for use in our engineering lab and for sales and marketing display.

Cash provided by financing activities for the three-month period ended March 31, 2004, was $235,000, compared to cash provided of $910,000 for the same period ended March 31, 2003. The cash provided by financing activities in 2004 resulted primarily from the exercise of warrants issued in 2003 in our 7% convertible notes offering.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 vs. Three Months Ended March 31, 2003

For the quarter ended March 31, 2004, net revenue decreased $272,000, or 41%, to $389,000, compared to $661,000 during the three-month period ended March 31, 2003. Revenues from sales of products in the first quarter ended March 31, 2004, decreased to $351,000, or approximately 41%, from $598,000 in the first quarter ended March 31, 2003. The decrease in product revenues in the quarter ended March 31, 2004, versus the same period in the prior year was principally caused by the timing of orders from our resellers that resulted in production delays, market competition that reduced the selling price of our products within the cable space, and the deferral of revenue recognition on units shipped during the 2004 quarter to our reseller in Japan that had not been sold-through to end users by March 31, 2004. More than half our shipments in the first quarter of 2004 went to one customer in the cable industry at prices that were heavily discounted reflecting the prevalent pricing pressure. The mix of our product sales and the prices at which we sell them may fluctuate from period to period. Contract revenues in the first quarter ended March 31, 2004 were nil, down from $63,000 in the same quarter last year. In the first quarter ended March 31, 2004, revenue from license fees was $20,000. There was no license revenue in the same quarter last year. First quarter 2004 license revenues resulted from a final-stage license fee from an agreement entered into between us and Visionary Solutions in 2002. Under the agreement, which, in part, granted the licensee the right to incorporate our TrueCircuit technology into their products, Visionary Solutions was required to pay $20,000 to us at the time that the licensee first produced their products for sale.

Cost of revenues increased by $18,000, or 5%, to $374,000 in the quarter ended March 31, 2004, from $356,000 in the same quarter last year. The increase in cost of sales reflects higher material costs incurred in the manufacturing of our products, in part caused by parts supply problems and several key parts vendors that resulted in expedite charges. Cost of products sold consists primarily of raw material costs, warranty costs and labor associated with manufacturing, which we now outsource on a turn-key basis.

Gross profit totaled $15,000 for the quarter ended March 31, 2004, compared to gross profit of $305,000 in the same quarter last year. The decrease in gross profit for the current year period versus the prior year period is mainly attributable to a large contract for sales of products, at highly discounted prices, into the cable space, diseconomies of scale due to failure to expand product sales volumes, and the higher material costs in the quarter Our margins on products sold in the cable market may continue to suffer from intense price pressure.

Engineering, research and development expenses for the quarter ended March 31, 2004, increased 19% to $480,000 from $404,000 in the quarter ended March 31, 2003. The increase is due primarily to higher levels of staffing of engineering personnel. We continue to invest in engineering personnel and the tools required for new product development and sustaining engineering efforts; therefore, we anticipate further increases in engineering, research and development costs going forward.

Sales and marketing expenses for the quarter ended March 31, 2004, increased 312% to $1.2 million from $291,000 for the quarter ended March 31, 2003. The $900,000 increase in sales and marketing expenses is primarily due to the repurchase from Aurora Networks (“Aurora”) of certain exclusive marketing rights, including the right to market our products to certain enterprises operating within the North American cable market and the rights to the integrated QAM product we had developed for them. As part of this transaction, we also repurchased the most-favored-nation pricing rights for all our products which Aurora had been granted as a reseller of our products. The remainder of the increase consisted principally of costs associated with developing our channel partners sales network ($313,000) and sales and marketing personnel costs ($101,000). We are making substantial changes in our sales and marketing operations and personnel and expect our quarterly sales and marketing expenses for the rest of 2004 to be lower than those in the 2004 first quarter.

General and administrative expenses for the quarter ended March 31, 2004, increased 71% to $1.1 million from $666,000 in the same quarter of the prior year. The $473,000 increase results principally from a one-time charge for Mr. Cary’s severance pay as provided in his employment agreement ($260,000), greater spending on investor relations ($87,000), and higher outside legal fees ($69,000) and accounting fees ($55,000) related to our recent Form S-3 securities registration filings. We expect to return to more normal levels of general and administrative expenses in the remaining three quarters of 2004.

Stock-based compensation expense is a non-cash expense item that is recognized as a result of stock options having exercise prices below estimated fair value. Stock-based compensation expense is calculated as the difference between exercise prices and estimated fair market value on the date of grant. We have historically recorded compensation expense related to the outstanding options to consultants and some employees for the amount of options that vest in that period. In the quarter ended March 31, 2004, we did not have a charge for stock-based compensation, versus a $25,000 non-cash compensation charge in the same quarter ended March 31, 2003.

Depreciation and amortization expense for the quarter ended March 31, 2004, was $108,000, compared to $68,000 for the same quarter last year. The increase in depreciation and amortization expense resulted principally from accelerated amortization of debt issuance costs resulting from the early conversion of convertible debt. Almost all of our convertible debt has now been repaid or converted.

Net interest expense for the quarter ended March 31, 2004 was $30,000 versus $245,000 of expense in the same quarter ended March 31, 2003. The decrease in interest expense predominantly results from the early retirement of debt.

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

WE HAVE INCURRED LOSSES SINCE INCEPTION AND WILL LIKELY NOT BE PROFITABLE AT LEAST FOR THE NEXT SEVERAL QUARTERS.

We have incurred operating losses since our inception in January 1998, and we expect to incur losses and negative cash flow for at least the next several quarters. As of March 31, 2004, our accumulated deficit was approximately $41.4 million. We expect to continue to incur significant operating, sales, marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.

OUR RECENT CHANGE IN SENIOR MANAGEMENT MAY RESULT IN DIFFICULTIES

On March 29, 2004, Frederick Cary resigned as our chief executive officer and president and was replaced by John Zavoli. On April 26, 2004, Patrick Bohana accepted early retirement from his position as Vice President, Sales and General Manager. Changes in senior management of small companies are inherently disruptive, and efforts to implement any new strategic or operating goals may also prove to be disruptive. In addition, until we hire new senior executives to assist him, there is a risk that due to his many responsibilities (he is also our chief financial officer, general counsel and secretary), Mr. Zavoli may not be able to devote sufficient attention to one or more of his important roles.

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

THE INCREASED COMPETITIVE NATURE OF OUR RELATIONSHIP WITH SCIENTIFIC-ATLANTA MAY JEOPARDIZE OUR SUCCESS.

In 2002, approximately 66% of our total revenues were from sales to Scientific-Atlanta and its subsidiary, BarcoNet N.V. Our revenues from Scientific-Atlanta, as a percentage of our total revenues, were 14% in 2003 and declined further for the three months ended March 31, 2004. We anticipate that our 2004 revenues from Scientific-Atlanta will, as a percentage of our total revenues, be lower than in previous periods resulting in part from increased revenues from the long haul broadcast market.

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

Our relationship with Scientific-Atlanta, as both a significant customer and a significant competitor, may have adverse consequences to our business. While general risks are associated with any competitor and any customer, the conflicting interests of Scientific-Atlanta (as a result of being both) magnifies these risks. Scientific-Atlanta may decide to pursue its proprietary standard based products and downplay or even discontinue its relationship with us, as both a reseller and an outside manufacturer. Loss of sales to Scientific-Atlanta and its distribution network to communication service providers could adversely affect our business.

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

WE MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL IN THE FUTURE WHEN NEEDED, WHICH COULD PREVENT US FROM GROWING.

While we completed a public offering resulting in gross proceeds of $15.5 million, we have not yet achieved profitability and cannot be certain that such financing will be adequate or sufficient for our future needs. We may be required to raise additional capital, and we cannot ensure that financing would be available to us on acceptable terms, if at all. Our inability to raise capital when needed could seriously harm our business. In addition, additional equity financing may dilute our stockholders’ interest, and debt financing, if available, may involve restrictive covenants and could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on debt. If adequate funds are not available, we may need to curtail our operations significantly.

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

WE WILL DEPEND ON BROADCASTING, CABLE AND SATELLITE INDUSTRY SPENDING FOR A SUBSTANTIAL PORTION OF OUR REVENUE AND ANY DECREASE OR DELAY IN SPENDING IN THESE INDUSTRIES WOULD NEGATIVELY IMPACT OUR RESOURCES, OPERATING RESULTS AND FINANCIAL CONDITION.

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

WE ARE DEPENDENT ON OUR KEY EMPLOYEES FOR OUR FUTURE SUCCESS.

Our success depends on the efforts and abilities of our senior management, in particular John R. Zavoli, and certain other key personnel. If any of these key employees leaves or is seriously injured and unable to work and we are unable to find a qualified replacement, then our business and results of operations could be materially harmed.

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

We maintain two equity compensation plans: (i) the 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”), pursuant to which we may issue options and common stock to employees, officers, directors, consultants and advisors, and (ii) the 2001 Employee Stock Purchase Plan (the “Purchase Plan”), approved by our stockholders in February 2002, pursuant to which our employees are provided the opportunity to purchase our stock through payroll deductions. As of March 31, 2004, there were options outstanding to purchase 288,881 shares of common stock under our 2000 Plan; 107,872 shares of common stock remain available for issuance under the 2000 Plan. A maximum of 41,667 shares of common stock have been authorized for issuance under the Purchase Plan.

In addition, as of March 31, 2004, there were 89,952 shares of common stock subject to outstanding options granted other than under the 2000 Plan or Purchase Plan. These non-plan options were granted to various employees, directors, consultants and advisors.

We plan to continue to provide our employees opportunities to participate in the Purchase Plan. We also plan to issue options, either under the 2000 Plan or otherwise, to purchase sizable numbers of shares of common stock to new and existing employees, officers, directors, advisors, consultants or other individuals as we deem appropriate and in our best interests. We will seek stockholder approval for a new 2004 equity incentive plan. These ongoing purchases of our common stock (as well as future option grants by us and subsequent exercises of options) could result in substantial dilution to all stockholders and increased control by management.

Currently, there are outstanding warrants to purchase up to 3,140,029 shares of our common stock with a weighted average exercise price of $5.61 per share. The weighted average remaining life for all of the currently outstanding warrants is 4.5 years from March 31, 2004.

WE DO NOT INTEND TO PAY CASH DIVIDENDS.

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We would be exposed to changes in interest rates primarily from any marketable securities and investments in certain available-for-sale securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At March 31, 2004, we did not have any marketable securities or investments in available-for-sale securities, nor did we have any sales denominated in a currency other than the United States dollar. Our cash equivalents’ principal would not be materially changed by changes in interest rates, but as the short term instruments mature and roll over, we would be able to earn more interest in the future if interest rates rise. A one percentage point (100 basis point) increase in interest rates would result in approximately a $90,000 annual increase in our income from cash equivalents, assuming our cash equivalents principal balance remained at its March 31, 2004 level. Our $1 million revolving line of credit from Laurus (which currently has a zero balance outstanding) has a floating interest rate.

ITEM 4. CONTROLS AND PROCEDURES

John Zavoli, who is both our principal executive officer and principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 Rule 13a–15(e), concluded that as of March 31, 2004, our disclosure controls and procedures were effective.

PART	II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a defendant in any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On July 23, 2003, we effected a one-for-six reverse stock split of our common stock. All of our outstanding derivative securities were correspondingly adjusted.

On July 30, 2003, the SEC declared effective the registration statement (SEC file no. 333-105638) for our initial public offering of units through underwriters led by Paulson Investment Company, Inc.

Through March 31, 2004, we have used the $13,055,136 net proceeds of the offering to pay $1,380,000 in accrued accounts payable, to repurchase $1,180,000 principal amount of our 7% convertible debentures for $1,382,000, to repurchase 27,777 shares of common stock from Ronald Fellman for $92,997, and to fund our continuing negative cash flow, including the payment of cash bonuses to Frederick Cary and John Zavoli totaling $100,000. Except as discussed in the previous sentence, none of these payments went directly or indirectly to our directors, officers, general partners, affiliates, 10% owners, or any of their associates. We have used approximately $4,175,000 to fund negative cash flows from operations and approximately $425,000 to fund negative cash flows from investing activities. Pending use for working capital, research and development efforts and marketing and sales programs, we have invested the remaining $5,500,000 of net proceeds in short-term government obligations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

On March 29, 2004, Frederick Cary resigned as our Chief Executive Officer and President, while retaining his position as Chairman. John Zavoli was elected to the offices of Chief Executive Officer and President that same day, while also retaining his other offices and being added to the Board of Directors. On April 26, 2004, Patrick Bohana accepted early retirement from his positions as Vice President, Sales and General Manager.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits. The following exhibits are included as part of this report. References to “Path 1” or “us” in this Item 6 mean Path 1 Network Technologies Inc., a Delaware corporation.

Exhibit Number	Description
10.23.1*#	Amendment of Employment Agreement and Restricted Stock Award Agreement, dated March 29, 2004, between Frederick Cary and us

10.63*+	Letter agreement dated January 22, 2004, amending the Integrated QAM Development Agreement (2003) and Reseller Agreement (2003), between Aurora Networks and us

31*	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a–14(a)

32*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 / 18 U.S.C. Section 1350

*	Filed Herewith
#	Indicates management contract or compensatory plan or arrangement.
+	Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the “Mark”). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to our Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934.

Reports on Form 8-K.

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
John R. Zavoli
President and Chief Executive Officer,
Chief Financial Officer, General Counsel and Secretary

Date: May 17, 2004

Exhibit List

References to “us” or “Path 1” in this Exhibit List mean Path 1 Network Technologies Inc., a Delaware corporation

Exhibit Number	Description
10.23.1*#	Amendment of Employment Agreement and Restricted Stock Award Agreement, dated March 29, 2004, between Frederick Cary and us

10.63*+	Letter agreement dated January 22, 2004, amending the Integrated QAM Development Agreement (2003) and Reseller Agreement (2003), between Aurora Networks and us

31*	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a–14(a)

32*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 / 18 U.S.C. Section 1350

*	Filed Herewith
#	Indicates management contract or compensatory plan or arrangement.
+	Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the “Mark”). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to our Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934.