Form 10-Q
period 2004-06-30
PATH 1 NETWORK TECHNOLOGIES INC
filed 2004-08-12
CIK 1059404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004.

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

As of July 30, 2004, 6,692,317 shares of the registrant’s common stock were outstanding.

PATH 1 NETWORK TECHNOLOGIES INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2004

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Path 1 Network Technologies Inc.

Condensed Consolidated Balance Sheets

(in thousands, except shares data)

	June 30, 2004	December 31, 2003
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$3,455	$7,807
Accounts receivable, net	1,123	510
Inventory	317	393
Other current assets	185	74

Total current assets	5,080	8,784

Property and equipment, net	442	382
Debt issuance costs, net	10	62
Other assets	48	49

Total assets	$5,580	$9,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$850	$699
Accrued compensation and benefits	334	119
Deferred revenue	113	—
Current portion of leases payable	20	15
Current portion of notes payable	148	289

Total current liabilities	1,465	1,122

Long-term lease payable	11	14
Notes payable	—	113

Total liabilities	1,476	1,249

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 6,692,317 and 6,578,324 shares issued and outstanding at June 30, 2004, and December 31, 2003, respectively; 2,777 shares held in treasury at June 30, 2004, and December 31, 2003	7	7
Additional paid in capital	48,284	47,699
Deferred compensation	(1,028)	(1,300)
Accumulated deficit	(43,159)	(38,378)

Total stockholders’ equity	4,104	8,028

Total liabilities and stockholders’ equity	$5,580	$9,277

See accompanying notes to these condensed consolidated financial statements.

Path 1 Network Technologies Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(restated)		(restated)
Revenues
Product revenue	$1,508	$228	$1,859	$826
License revenue	1	235	21	235
Contract revenue	—	244	—	307
Other revenue	—	7	18	7

Total revenues	1,509	714	1,898	1,375

Cost of revenues
Cost of product revenue	1,222	154	1,595	492
Cost of contract revenue	—	62	—	80

Total cost of revenues	1,222	216	1,595	572

Gross profit	287	498	303	803
Operating expense
Engineering, research and development	526	377	1,006	781
Sales and marketing	681	320	1,844	611
General and administrative	733	523	1,909	1,189
Stock-based compensation	272	25	272	50

Total operating expense	2,212	1,245	5,031	2,631

Operating loss	(1,925)	(747)	(4,728)	(1,828)
Other income (expense)
Interest expense, net	(20)	(241)	(50)	(486)
Other income (expense)	—	1	(3)	—

Total other expense	(20)	(240)	(53)	(486)

Net loss	$(1,945)	$(987)	$(4,781)	$(2,314)

Loss per common share - basic and diluted	$(0.29)	$(0.61)	$(0.72)	$(1.43)

Weighted average common shares outstanding - basic and diluted	6,684	1,615	6,684	1,615

See accompanying notes to these condensed consolidated financial statements.

Path 1 Network Technologies Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
		(restated)
Cash flows from operating activities:
Net loss	$(4,781)	$(2,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	172	154
Amortization of deferred compensation	272	73
Accretion of debt discount & debt conversion expense	77	500
Changes in assets and liabilities
Accounts receivable	(613)	(116)
Inventory	76	(18)
Other current assets	(111)	(490)
Other assets	—	(260)
Accounts payable and accrued liabilities	167	450
Accrued compensation and benefits	215	51
Deferred revenue	113	(55)

Cash used in operations	(4,413)	(2,025)

Cash flows from investing activities:
Purchase of property and equipment	(171)	(6)

Cash used in investing activities	(171)	(6)

Cash flows from financing activities:
Issuance of common stock	239	576
Issuance of notes	—	1,322
Repayments of notes	(7)	—

Cash provided by financing activities	232	1,898

Decrease in cash	(4,352)	(133)
Cash and cash equivalents, beginning of period	7,807	396

Cash and cash equivalents, end of period	$3,455	$263

Supplemental cash flow disclosures:
Capitalized debt issuance costs in connection with beneficial conversion charges and warrants	$—	$1,696

Conversion of notes and accrued interest to common stock	$331	$576

Purchase of equipment for note payable	$9	$—

See accompanying notes to these condensed consolidated financial statements.

Path 1 Network Technologies Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying condensed consolidated balance sheet at June 30, 2004, the condensed consolidated statements of operations for the three and six-month periods ended June 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003, have been prepared by Path 1 Network Technologies Inc. (the “Company”) and have not been audited. The condensed consolidated balance sheet at December 31, 2003 has been audited. These condensed consolidated quarterly financial statements, in the opinion of management, include all adjustments, consisting only of normal and recurring adjustments, necessary to state fairly the financial information set forth therein, in accordance with accounting principles generally accepted in the United States. These condensed quarterly consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s Form 10-K/A filed May 4, 2004. The interim consolidated financial information contained in this filing is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2004.

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

This restatement resulted from our revision of this accounting methodology in favor of determining fair value of our common stock by reference primarily to the market trading price. This is in line with the terms of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates.” EITF 98-5 states generally that the trading price on an active market is the best evidence of fair value. Our previous accounting methodology was based on the view that an active trading market for our common stock did not exist at the time the promissory notes were issued and that reliance solely on the over-the-counter trading price would not yield fair value. The financial restatement described in the Form 10-K/A results from a change in our accounting methodology towards reliance on the market trading prices as quoted on the OTC Bulletin Board to determine fair value.

The effects of this restatement were non-cash and non-operating, and only required adjustments to interest expense, notes payable and stockholders’ equity. The significant relevant effects of the restatement on the quarter ended June 30, 2003, were as follows (in thousands):

	As Previously Reported	As Restated in the Form 10-K/A
At June 30, 2003:
Current portion of notes payable	$998	$611
Total liabilities	$3,803	$2,932
Additional paid-in capital	$31,291	$32,548
Total stockholders’ deficit	$(1,567)	$(696)
For the three months ended June 30, 2003:
Interest expense	$(251)	$(241)
Net loss	$(997)	$(987)
Net loss per share	$(0.62)	$(0.61)
For the six months ended June 30, 2003:
Interest expense	$(395)	$(486)
Net loss	$(2,223)	$(2,314)
Net loss per share	$(1.38)	$(1.43)

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

The following table summarizes the impact on the Company’s net loss had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under SFAS No. 123 (in thousands, except per share data):

	Six Months Ended June 30,
	2004	2003
		(restated)
Net loss, as reported	$(4,781)	$(2,314)

Less: Stock-based employee compensation	10	94

Pro forma net loss	$(4,791)	$(2,408)

Basic and diluted loss per share:

As reported	$(0.72)	$(1.43)

Pro forma	$(0.72)	$(1.49)

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

On July 30, 2003, the Company raised $13.5 million in a public offering of 1,250,000 units, each consisting of three shares of the Company’s common stock and two publicly traded redeemable warrants. The Company’s common stock, units and public warrants commenced trading on the American Stock Exchange on July 31, 2003. On August 29, 2003, the Company raised approximately $2.0 million from the issuance of an additional 187,500 units, each consisting of three shares of the Company’s common stock and two publicly traded redeemable warrants. In total, the Company raised approximately $15.5 million and issued 1,437,500 units representing 4,312,500 common shares and 2,875,000 warrants to purchase common stock of the Company. On August 30, 2003, in accordance with the units’ terms, the units separated and the 4,312,500 common shares and 2,875,000 warrants became outstanding as such rather than as components of units.

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

We generate revenue primarily from the sale of our video gateway products. We sell our products through direct sales channels and through distributors or resellers. We defer recognition of revenue on sales to our distributors and resellers until a sell-through of our products occurs. Generally, product revenue is generated from the sale of video gateway products. We also derive revenues from contract services, license fees, and other revenue from non-warranty repair and other services.

Product Revenue

We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. Significant management judgments and estimates must be made in connection with the measurement of revenue in a given period. We follow specific and detailed guidelines for determining the timing of revenue recognition. At the time of the transaction, we assess a number of factors including specific contract and purchase order terms, completion and timing of delivery to the common-carrier, past transaction history with the customer, the creditworthiness of the customer, evidence of sell-through to the end user, and current payment terms. Based on the results of the assessment, we may recognize revenue when the products are shipped or defer recognition until evidence of sell-through occurs or cash is received. Estimated sales returns and warranty costs are based on historical experience and are recorded at the time revenue is recognized. Our products generally carry a one-year warranty from the date of purchase.

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

We provide a limited warranty for our products. A provision for the estimated warranty cost is recorded at the time revenue is recognized. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related revenue is recognized. The amount of liability to be recorded is based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs. The Company’s standard product warranties are for one year, although in some agreements, it may warrant products for periods in excess of one year. The Company had approximately $115,000 in warranty reserves at June 30, 2003. The following table summarizes the activity in the liability accrual related to product warranty during the six months ended June 30, 2004:

(in thousands)
Balance at December 31, 2003	$78
Increase in expense related to change in estimates	36
Actual warranty costs incurred in the period	(30)

Balance at June 30, 2004	$84

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

Note 7 – Off Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as special purpose entities (“SPEs”).

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

Note 9 – Stock Options

The Company accounts for stock-based compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) 25, Accounting for Stock Issued to Employees, Statement of Financial Accounting Standards (SFAS) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, and SFAS Interpretation No. 38, Determining the Measurement Date for Stock Option, Purchase, and Award Plans involving Junior Stock. The Company also complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

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

During the three-month period ended June 30, 2004, the Company recorded $272,000 of stock-based compensation expense related to the amortization of deferred compensation for shares of restricted stock awarded in November 2003 to Patrick Bohana, the Company’s former vice president of sales and general manager, that vested during the quarter ended June 30, 2004. The shares became vested upon Mr. Bohana’s early retirement from the Company on April 26, 2004. For the same three-month period in 2003, the Company recognized expense of $25,000 related to the amortization of stock-based deferred compensation.

Note 10 – Notes Payable

In 2002 and 2003, the Company closed private placements of aggregate $4.4 million in face value of convertible notes payable and warrants and received cash proceeds, net of issuance costs, of approximately $3.7 million from accredited investors.

The carrying value of the Company’s remaining convertible notes payable, excluding its line of credit, at June 30, 2004, is as follows:

(in thousands)
Face value of convertible notes payable	$228
Unamortized discount related to warrants	(13)
Unamortized discount related to beneficial conversion feature	(67)

Carrying value of convertible notes payable	$148

•	Interest expense for the three months ended June 30, 2004, includes coupon interest of approximately $4,000; non-cash interest expense of approximately $4,000 pertaining to the discount related to the warrants; and non-cash interest expense of approximately $19,000 pertaining to the discount related to the beneficial conversion feature.

•	Amortization of debt issuance costs for the three months ended June 30, 2004, was $3,000.

On February 14, 2003, the Company entered into a $1 million revolving line of credit with Laurus. This revolving line of credit (“the LOC”) is secured by the Company’s accounts receivables and other assets, and the Company has the ability to draw down advances under the LOC subject to limits. Under the terms of the LOC, Laurus can convert advances made to the Company into common stock at a fixed conversion price of $6.78 per share. In connection with the LOC, the Company issued warrants to purchase 12,500 shares of the Company’s Common Stock at $6.78 per share. On February 14, 2003, the Company borrowed a $300,000 advance under the LOC. The Company recorded a non-cash debt discount of $23,000 in its quarter ended March 31, 2003. The carrying value of the LOC at June 30, 2004, is zero.

The maturities of the Company’s notes payable at June 30, 2004, are as follows (in thousands):

Short-term notes payable consist of the following at June 30, 2004:

7% van Embden note due June, 2005 (less unamortized debt discount of $35,854)(convertible into 26,050 shares of common stock)	$66

7% Amstgeld note due June, 2005 (less unamortized debt discount of $44,785)(convertible into 32,539 shares of common stock)	82

$148

Long-term notes payable consist of the following at June 30, 2004:

7% van Embden note due June, 2005 (less unamortized debt discount of $35,854)(convertible into 26,050 shares of common stock)	$66

7% Amstgeld note due June, 2005 (less unamortized debt discount of $44,785)(convertible into 32,539 shares of common stock)	82

Less: Current maturities included in current liabilities	(148)

$—

At June 30, 2004, the maturities of long-term debt, net of discount, are as follows:

2004	$—
2005	148

$148

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

Our Cx1000 product is currently being used by dedicated bandwidth providers to deliver broadcast video in key US and international cities. Customers using our products for long-haul transmission include the Vyvx division of WilTel Communications which recently used our Cx1000 to carry both the live primary and backup high definition (“HD”) broadcasts of Super Bowl XXXVIII® over Vyvx’s HD VenueNet at 40.5 Mbps and 270 Mbps, respectively. Vyvx accounted for 17% of our product revenue in 2003. C-SPAN uses our products to televise real-time, interactive classrooms between Washington, D.C. and the University of Denver. RTVI, a Russian television network, runs live broadcast-quality Russian language programming between Moscow and New York using our long haul product, and is expanding its network internationally. Currently, Level (3) offers full and part-time video services using our Cx1000 product to deliver broadcast video in key US and European cities.

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

From January 30, 1998 through June 30, 2004, we incurred losses totaling $43.2 million. We have not yet achieved profitability, and we remain a risky enterprise. At June 30, 2004, we had working capital of $3.6 million. Cash and cash equivalents at June 30, 2004 totaled $3.5 million.

In February 2003, we entered into a $1 million revolving line of credit with Laurus. This revolving line of credit (“the LOC”) is secured by our accounts receivables and other assets, and we have the ability to draw down advances under the LOC subject to limits. Under the terms of the LOC, Laurus can convert advances made to us into our common stock at a fixed conversion price of $6.78 per share. The balance outstanding on our LOC was nil at June 30, 2004.

We are not yet profitable and unless we increase our sales substantially we cannot be profitable. For the foreseeable future, we expect to incur substantial additional expenditures associated with cost of sales, marketing, and research and development, in addition to increased costs associated with staffing for management. Additional capital will be required to implement our business strategies and fund our plan for future growth and business development.

At June 30, 2004, we had no material commitments other than our operating leases and convertible notes with a face amount of $228,000 which are due in 2005. Our future capital requirements will depend upon many factors, including the timing of research and product development efforts, the possible need to acquire new technology, the expansion of our sales and marketing efforts, and our expansion internationally. We expect to continue to expend significant amounts in all areas of our operations.

Cash used in operations was approximately $4.4 million for the six months ended June 30, 2004, compared to $2.0 million for the same period in 2003. The increase in cash used in operations for the six months ended June 30, 2004, compared to the same period in the prior year, was due primarily to our net loss.

Cash used in investing activities for the six months ended June 30, 2004, was $171,000, compared to $6,000 for the same period ended June 30, 2003. In the 2004 period, we purchased $76,000 of equipment for use in our engineering lab, $30,000 of office equipment and furnishings, $9,000 of which was acquired under a capital lease agreement, and $74,000 of equipment for sales and marketing display.

Cash provided by financing activities for the six-month period ended June 30, 2004, was $232,000, compared to cash provided of $1.9 million for the same period ended June 30, 2003. The cash provided by financing activities in 2004 resulted primarily from the first-quarter 2004 exercise of warrants issued in 2003 in our 7% convertible notes offering.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 vs. Three Months Ended June 30, 2003

For the quarter ended June 30, 2004, net revenue increased $795,000, or 111%, to $1,509,000, compared to $714,000 during the three-month period ended June 30, 2003. Revenues from sales of products in the quarter ended June 30, 2004, increased to $1,508,000, or approximately 561%, from $228,000 in the quarter ended June 30, 2003. The increase in product revenues in the quarter ended June 30, 2004, versus the same period in the prior year was principally the result of the Company’s success in overcoming the production and supply chain difficulties encountered in the first quarter of 2004 along with increased demand for our long-haul products. Our most significant customers in the second quarter of 2004 were Vyvx and Ciena. At June 30, 2004 the Company had deferred revenues totaling $112,500 related to units shipped during 2004 to our reseller in Japan that had not been sold-through to end users by June 30, 2004. Contract revenues in the quarter ended June 30, 2004 were nil, down from $244,000 in the same quarter last year. In the quarter ended June 30, 2004, revenue from license fees was minimal compared to $235,000 in the same period last year.

Cost of revenues increased by $1.0 million, or nearly 466%, to $1,222,000 in the quarter ended June 30, 2004, from $216,000 in the same quarter last year. The increase in cost of sales results principally from the higher volume of sales in the current quarter versus the prior year period combined with a less favorable mix of lower margin sales into the cable space. Cost of products sold consists primarily of raw material costs, warranty costs and labor associated with manufacturing, which we now outsource on a turn-key basis.

Gross profit totaled $287,000 for the quarter ended June 30, 2004, compared to gross profit of $498,000 in the same quarter last year. The decrease in gross profit for the current year period versus the prior year period is mainly attributable to the benefit derived in the 2003 period from the license revenue combined with the effect of sales of lower margin products into the cable space in the currently reported quarter. Our margins on products sold in the cable market may continue to suffer from intense price pressure.

Engineering, research and development expenses for the quarter ended June 30, 2004, increased roughly 40% to $526,000 from $377,000 in the quarter ended June 30, 2003. The increase is due primarily to higher levels of staffing of engineering personnel. We have increased engineering headcount and other engineering expenses for new product development and other sustaining engineering efforts; thus, engineering, research and development expenses are expected to be higher in future quarters.

Sales and marketing expenses for the quarter ended June 30, 2004, increased nearly 113% to $681,000 from $320,000 for the quarter ended June 30, 2003. The $361,000 increase in sales and marketing expenses is primarily due to increased costs associated with developing channel partners ($136,000), and increased sales and marketing personnel costs ($133,000). We continue to seek to hire highly skilled sales personnel to improve our sales performance and therefore expect total spending on sales and marketing to outpace prior years’ levels.

General and administrative expenses for the quarter ended June 30, 2004, increased 40% to $733,000 from $523,000 in the same quarter of the prior year. The $210,000 increase results principally from higher legal fees ($113,000) due primarily to SEC filings and action taken against a debtor in default and greater spending on investor relations ($82,000) partially offset by lower employee costs. We expect general and administrative expenses to remain higher for the balance of 2004 as compared to 2003.

Stock-based compensation expense is a non-cash expense item that is recognized as a result of stock options having exercise prices below estimated fair value or from the issuance of stock awards that have vested. Stock-based compensation expense is calculated as the difference between exercise prices and estimated fair market value on the date of grant. We have historically recorded compensation expense related to the outstanding options or stock awards to consultants and some employees for the amount of options that vest in that period. In the quarter ended June 30, 2004, we recognized a $272,000 charge for stock-based compensation related to the restricted stock award that vested in favor of our former vice president of sales upon his early retirement from the Company, versus a $25,000 non-cash compensation charge in the quarter ended June 30, 2003.

Net interest expense for the quarter ended June 30, 2004 was $20,000 versus $241,000 of expense in the same quarter ended June 30, 2003. The decrease in interest expense predominantly results from the lower levels of outstanding debt.

Six Months Ended June 30, 2004 vs. Six Months Ended June 30, 2003

For the six months ended June 30, 2004, net revenue increased by more than $500,000, or 38%, from $1,375,000 to $1,898,000. The increase in revenues results from higher revenues from the sale of products, partially offset by lower contract and lincense revenues. Revenues from the sale of products in the six months ended June 30, 2004 increased to $1,859,000, or 125%, from $826,000 for the same period a year ago. License revenues in the six month period ended June 30, 2004 decreased to $21,000, down $214,000 from the prior year, while contract revenues were nil in the current period versus $307,000 in the prior period.

Cost of revenues increased $1,023,000, or approximately 179%, to $1,595,000 in the six months ended June 30, 2004 as compared to $572,000 for the same period a year ago. The increase in cost of revenues results primarily from increased unit sales of the Company’s products.

Gross profit for the six months ended June 30, 2004 decreased $500,000 to $303,000 from $803,000 in the six months ended June 30, 2003. The decrease in gross profit during the current year period is mostly attributable to decreases in gross profit on contract revenue ($227,000) and license revenue ($214,000). Additionally, the Company experienced significantly diminished margins on products sold into the cable market during the 2004 period versus the 2003 period that were partially offset by increased sales of higher margin long-haul products.

Engineering, research and development expenses for the six months ended June 30, 2004 totaled $1,006,000, up nearly 29% from the $781,000 for the six months ended June 30, 2003. The increase in engineering, research and development costs is primarily the result of higher staffing levels. We have increased engineering headcount and other engineering expenses for new product development and product sustaining engineering efforts. We expect engineering, research and development costs to be higher in future periods.

Sales and marketing expenses for the six months ended June 30, 2004, increased $1,233,000, or approximately 202%, from $611,000 in the same period last year. The increase in sales and marketing expense is predominantly the result of costs associated with developing channel partners ($449,000), the repurchase from Aurora Networks the exclusive marketing rights to the integrated QAM product we had developed for them and most-favored-nation pricing right which Aurora Networks had as a reseller of our products ($400,000), and increased sales and marketing personnel costs ($234,000). We are making substantial changes in our sales and marketing operations and personnel and expect our sales and marketing expenses for the rest of 2004 to be lower than in the first six months of 2004 (even though higher than in the second half of 2003).

General and administrative expenses for the six-month period ended June 30, 2004 totaled $1,909,000, up $720,000 from $1,189,000 for the same period last year. The increase in general and administrative expenses results principally from a one-time charge for Mr. Cary’s severance pay as provided in his employment agreement ($260,000), higher legal fees ($181,000), greater spending on investor relations ($148,000), and increased outside accounting fees ($71,000). The increase in legal and outside accounting fees resulted principally from our recent Form S-3 securities registration filings and these professional fees are not expected to continue at this level in future periods.

Stock based compensation for the six months ended June 30, 2004, was $272,000 compared to $50,000 in the prior year period ended June 30, 2003. The current year expense results from the vesting of a restricted stock award in favor of Patrick Bohana upon his early retirement from his positions as vice president of sales and general manager. The $50,000 charge in the prior year resulted from the vesting of stock options granted to employees and contractors that were priced lower than the fair market value at the date of grant.

Net interest expense for the six months ended June 30, 2004, was $50,000 compared to $486,000 for the same period a year ago. The $436,000 decrease in interest expense primarily results from the lower levels of outstanding debt.

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

WE HAVE INCURRED LOSSES SINCE INCEPTION AND WILL LIKELY NOT BE PROFITABLE AT LEAST FOR THE NEXT SEVERAL QUARTERS.

We have incurred operating losses since our inception in January 1998, and we expect to incur losses and negative cash flow for at least the next several quarters. As of June 30, 2004, our accumulated deficit was approximately $43.2 million. We expect to continue to incur significant operating, sales, marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.

WE MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL IN THE FUTURE WHEN NEEDED, WHICH COULD PREVENT US FROM GROWING.

While we completed a public offering resulting in gross proceeds of $15.5 million, we have not yet achieved profitability. We believe we will be required to raise additional capital, and we cannot ensure that financing would be available to us on acceptable terms, if at all. Our inability to raise capital when needed could seriously harm our business. In addition, additional equity financing may dilute our stockholders’ interest, and debt financing, if available, may involve restrictive covenants and could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on debt. If adequate funds are not available, we may need to curtail our operations significantly.

OUR RECENT CHANGE IN SENIOR MANAGEMENT MAY RESULT IN DIFFICULTIES

On March 29, 2004, Frederick Cary resigned as our chief executive officer and president and was replaced by John Zavoli. On April 26, 2004, Patrick Bohana accepted early retirement from his position as Vice President, Sales and General Manager. Changes in senior management of small companies are inherently disruptive, and efforts to implement any new strategic or operating goals may also prove to be disruptive. In addition, until we hire new senior executives to assist him, there is a risk that Mr. Zavoli’s many responsibilities (he is also our chief financial officer, general counsel and secretary) will overwhelm him to the point that he will not be able to devote sufficient attention to one or more of his important roles.

OUR QUARTERLY FINANCIAL RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY.

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because our sales prospects are uncertain and our sales are made on a purchase order basis. In addition, we have not proven our ability to execute our business strategy with respect to establishing and expanding sales and distribution channels. Fluctuations may result from:

•	decreased spending on new products such as ours by communication service providers or their suppliers,

•	the timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors,

•	problems in our execution of key functions such as manufacturing, marketing and/or sales,

•	our ability to establish a productive sales force or partner with communication service providers or their suppliers,

•	demand and pricing of the products we offer,

•	purchases of our products by communication service providers in large, infrequent amounts consistent with past practice,

•	consumer acceptance of the services our products enable,

•	interruption in the manufacturing or distribution of our products, and

•	general economic and market conditions, including war, and other conditions specific to the telecommunications industry.

As a result, we may experience significant, unanticipated quarterly losses.

WE FACE COMPETITION FROM ESTABLISHED AND DEVELOPING COMPANIES, MANY OF WHICH HAVE SIGNIFICANTLY GREATER RESOURCES, AND WE EXPECT SUCH COMPETITION TO GROW.

The markets for our products, future products and services are competitive. We face direct and indirect competition from a number of established companies, including Scientific-Atlanta, as well as development stage companies, and we anticipate that we will face increased competition in the future as existing competitors seek to enhance their product offerings and new competitors emerge. Many of our competitors have greater resources, higher name recognition, more established reputations within the industry and stronger marketing, manufacturing, distribution, sales and customer service capabilities than we do.

The technologies that our competitors and we offer are expensive to design, develop, manufacture and distribute. Competitive technologies may be owned and distributed by established companies that possess substantially greater financial, marketing, technical and other resources than we do and, as a result, such companies may be able to develop their products more rapidly and market their products more extensively than we can.

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

Our smaller size reflects, in part, that our product line is small whereas many of our competitors can offer customers a complete solution. This is a significant competitive disadvantage for us.

OUR CUSTOMER BASE IS CONCENTRATED AND THE LOSS OF ONE OR MORE OF OUR KEY CUSTOMERS WOULD HARM OUR BUSINESS.

Historically, a significant majority of our sales have been to relatively few customers,. We expect that sales to relatively few customers will continue to account for a significant percentage of our net sales for the foreseeable future. Almost all of our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. The loss of, or any reduction in orders from, a significant customer would harm our business.

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

THE SUCCESS OF OUR BUSINESS IS DEPENDENT ON ESTABLISHING AND EXPANDING SALES AND DISTRIBUTION CHANNELS FOR OUR PRODUCTS.

Third-Party Collaborations. We intend to partner with leading suppliers to communication service providers to promote and distribute our products, both as an outside equipment manufacturer to suppliers and with suppliers acting as resellers of our products. We may not be able to identify adequate partners, and even if identified, we may not be able to enter into agreements with these entities on commercially reasonable terms, or at all. To the extent that we enter into any such agreements with third parties, any revenues we receive from sales of our products in those markets will depend upon the efforts of such third parties, which in most instances will not be within our control. If we are unable to effectively leverage a partner to market our products more broadly than we can through our internal sales force, our business could be adversely affected.

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

DELIVERY OF REAL-TIME, BROADCAST-QUALITY VIDEO VIA IP NETWORKS IS A NEW MARKET AND SUBJECT TO EVOLVING STANDARDS.

Delivery of real-time, broadcast-quality video over IP networks is novel and evolving and it is possible that communication service providers or their suppliers will adopt alternative architectures and technologies for delivering real-time, broadcast-quality video over IP networks that are incompatible with our current or future products. If we are unable to design, develop, manufacture and sell products that incorporate or are compatible with these new architectures or technologies, our business could suffer.

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

We operate under an agreement with a leading parts vendor to provide turnkey outsourced manufacturing services. To reduce manufacturing lead times and to ensure adequate component supply, we have instructed our vendor to procure inventory based on criteria and forecasts as defined by us. If we fail to anticipate customer demand properly, an oversupply of parts, obsolete components or finished goods could result, thereby adversely affecting our gross margins and results of operations.

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

PRODUCT QUALITY PROBLEMS MAY NEGATIVELY AFFECT OUR REVENUES AND RESULTS FROM OPERATIONS, AS WELL AS DISRUPT OUR RESEARCH AND DEVELOPMENT EFFORTS.

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

In 2004, we have experienced a need to divert engineers from research and development efforts in favor of sustaining engineering efforts to satisfy our customers’ needs relative to existing products. This could harm our development of new products.

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

We maintain three equity compensation plans: (i) the 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”), pursuant to which we may issue an aggregate of 710,000 options and shares of common stock to employees, officers, directors, consultants and advisors, (ii) the 2001 Employee Stock Purchase Plan (the “Purchase Plan”), pursuant to which our employees are provided the opportunity to purchase our stock through payroll deductions, and (iii) the 2004 Equity Incentive Plan (the “2004 Plan”), pursuant to which we may issue a total of 900,000 options and shares of common stock to employees, officers, directors, consultants and advisors. As of June 30, 2004, there were options outstanding to purchase 288,356 shares of common stock under our 2000 Plan; 108,397 shares of common stock remained available for issuance under the 2000 Plan. A maximum of 41,667 shares of common stock have been authorized for issuance under the Purchase Plan.

In addition, as of June 30, 2004, there were 89,952 shares of common stock subject to outstanding options granted other than under the 2004 Plan, the 2000 Plan or the Purchase Plan. These non-plan options were granted in prior years to various employees, directors, consultants and advisors before the creation of any stock option plan.

We plan to continue to provide our employees opportunities to participate in the Purchase Plan. We also plan to issue options to purchase sizable numbers of shares of common stock to new and existing employees, officers, directors, advisors, consultants or other individuals as we deem appropriate and in our best interests. This could result in substantial dilution to all stockholders and increased control by management.

Currently, there are outstanding warrants to purchase up to 3,140,029 shares of our common stock with a weighted average exercise price of $5.61 per share. The weighted average remaining life for all of the currently outstanding warrants is 4.0 years from June 30, 2004.

WE DO NOT INTEND TO PAY CASH DIVIDENDS.

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We would be exposed to changes in interest rates primarily from any marketable securities and investments in certain available-for-sale securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At June 30, 2004, we did not have any marketable securities or investments in available-for-sale securities, nor did we have any sales denominated in a currency other than the United States dollar. Our cash equivalents’ principal would not be materially changed by changes in interest rates, but as the short term instruments mature and roll over, we would be able to earn more interest in the future if interest rates rise. A one percentage point (100 basis point) increase in interest rates would result in approximately a $35,000 annual increase in our income from cash equivalents, assuming our cash equivalents principal balance remained at its June 30, 2004 level. Our $1 million revolving line of credit from Laurus (which currently has a zero balance outstanding) has a variable interest rate.

ITEM 4. CONTROLS AND PROCEDURES

John R. Zavoli, who is both our principal executive officer and principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 Rule 13a–15(e)), concluded that as of June 30, 2004, our disclosure controls and procedures were effective.

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

Through June 30, 2004, we have used the $13,055,136 net proceeds of the offering to pay $1,380,000 in accrued accounts payable, to repurchase $1,180,000 principal amount of our 7% convertible debentures for $1,382,000, to repurchase 27,777 shares of common stock from Ronald Fellman for $92,997, and to fund our continuing negative cash flow, including the payment of cash bonuses to Frederick Cary and John Zavoli totaling $100,000. Except as discussed in the previous sentence, none of these payments went directly or indirectly to our directors, officers, general partners, affiliates, 10% owners, or any of their associates. We have used approximately $6,045,000 to fund negative cash flows from operations and approximately $600,000 to fund negative cash flows from investing activities. Pending use for working capital, research and development efforts and marketing and sales programs, we have invested the remaining $3,500,000 of net proceeds in short-term government obligations and money market accounts.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

On April 26, 2004, Patrick Bohana accepted early retirement from his positions as Vice President, Sales and General Manager.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits. The following exhibits are included as part of this report.

Exhibit Number	Description
10.64 * #	2004 Equity Incentive Plan

31*	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a–14(a)

32*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 / 18 U.S.C. Section 1350

*	Filed Herewith
#	Indicates management contract or compensatory plan or arrangement.

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
John R. Zavoli
President and Chief Executive Officer,
Chief Financial Officer, General Counsel and Secretary

Date: August 12, 2004

Exhibit List

Exhibit Number	Description
10.64 * #	2004 Equity Incentive Plan

31*	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a–14(a)

32*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 / 18 U.S.C. Section 1350

*	Filed Herewith
#	Indicates management contract or compensatory plan or arrangement.