Form 10-Q
period 2004-09-30
PATH 1 NETWORK TECHNOLOGIES INC
filed 2004-11-05
CIK 1059404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004.

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

As of October 31, 2004, 6,787,317 shares of the registrant’s common stock were outstanding.

PATH 1 NETWORK TECHNOLOGIES INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2004

PART	I – FINANCIAL INFORMATION
ITEM	1. FINANCIAL STATEMENTS

Path 1 Network Technologies Inc.

Condensed Consolidated Balance Sheets

(in thousands, except shares data)

	September 30, 2004	December 31, 2003
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$2,448	$7,807
Accounts receivable, net	836	510
Inventory	380	393
Other current assets	214	74

Total current assets	3,878	8,784
Property and equipment, net	407	382
Debt issuance costs, net	7	62
Other assets	49	49

Total assets	$4,341	$9,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$597	$699
Accrued compensation and benefits	224	119
Deferred revenue	214	—
Current portion of leases payable	24	15
Current portion of notes payable	171	289

Total current liabilities	1,230	1,122
Long-term lease payable	12	14
Notes payable	—	113

Total liabilities	1,242	1,249

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 6,787,317 and 6,578,324 shares issued and outstanding at September 30, 2004, and December 31, 2003 respectively; 2,777 shares held in treasury at September 30, 2004 and December 31, 2003	7	7
Additional paid in capital	48,614	47,699
Deferred compensation	(1,357)	(1,300)
Accumulated deficit	(44,165)	(38,378)

Total stockholders’ equity	3,099	8,028

Total liabilities and stockholders’ equity	$4,341	$9,277

See accompanying notes to these condensed consolidated financial statements.

Path 1 Network Technologies Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(restated)		(restated)
Revenues
Product revenue	$734	$587	$2,593	$1,595

License revenue	—	—	21	53
Contract services revenue	20	200	20	507

Other revenue	2	—	20	7

Total revenues	756	787	2,654	2,162

Cost of revenues
Cost of product revenue	233	379	1,828	871

Cost of contract services revenue	7	120	7	200

Total cost of revenues	240	499	1,835	1,071

Gross profit	516	288	819	1,091

Operating expenses
Engineering, research and development	466	444	1,472	1,225
Sales and marketing	398	480	2,242	1,091
General and administrative	636	1,574	2,545	2,763

Stock-based compensation	—	—	272	50

Total operating expense	1,500	2,498	6,531	5,129

Operating loss	(984)	(2,210)	(5,712)	(4,038)

Other expenses
Interest expense, net	(22)	(434)	(72)	(919)
Other expense	—	(262)	(3)	(262)

Total other expenses	(22)	(696)	(75)	(1,181)

Net loss	$(1,006)	$(2,906)	$(5,787)	$(5,219)

Loss per common share - basic and diluted	$(0.15)	$(0.64)	$(0.86)	$(2.01)

Weighted average common shares outstanding - basic and diluted	6,764	4,528	6,711	2,593

See accompanying notes to these condensed consolidated financial statements.

Path 1 Network Technologies Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
		(restated)
Cash flows from operating activities:
Net loss	$(5,787)	$(5,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	233	419
Amortization of deferred compensation	272	72
Interest expense paid in stock	—	53
Accretion of debt discount & debt conversion expense	100	1,397
Loss on extinguishment of debt	—	85
Changes in assets and liabilities
Accounts receivable	(326)	(406)
Inventory	13	17
Other current assets	(140)	(78)
Other assets	—	(250)
Accounts payable and accrued liabilities	(87)	6
Accrued compensation and benefits	105	35
Deferred revenue	214	(60)

Cash used in operations	(5,403)	(3,929)

Cash flows from investing activities:
Purchase of property and equipment	(180)	(121)

Cash used in investing activities	(180)	(121)

Cash flows from financing activities:
Issuance of common stock	240	13,055
Repurchase of treasury shares	—	(93)
Net borrowings under line of credit	—	473
Issuance of notes	—	1,620
Repayments of notes	(16)	(1,212)

Cash provided by financing activities	224	13,843

Increase (decrease) in cash	(5,359)	9,793
Cash and cash equivalents, beginning of period	7,807	396

Cash and cash equivalents, end of period	$2,448	$10,189

Supplemental cash flow disclosures:
Capitalized debt issuance costs in connection with beneficial conversion charges and warrants	$—	$439

Conversion of notes and accrued interest to common stock	$331	$1,122

Purchase of equipment for note payable	$23	$26

Retirement of 4% covertible notes by issuance of 7% convertible notes	$—	$228

Executive restricted stock awards	$329	$—

See accompanying notes to these condensed consolidated financial statements.

Path 1 Network Technologies Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying condensed consolidated balance sheet at September 30, 2004, the condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003, have been prepared by Path 1 Network Technologies Inc. (the “Company”) and have not been audited. The condensed consolidated balance sheet at December 31, 2003 has been audited. These condensed consolidated quarterly financial statements, in the opinion of management, include all adjustments, consisting only of normal and recurring adjustments, necessary to state fairly the financial information set forth therein, in accordance with accounting principles generally accepted in the United States. These condensed quarterly consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s Form 10-K/A filed May 4, 2004. The interim consolidated financial information contained in this filing is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2004.

The Annual Report on Form 10-K/A for the year ended December 31, 2003, includes restated consolidated financial information for the first three quarters of 2003 from the Company’s previously reported unaudited financial results. Financial statement information and related disclosures included in the Form 10-K/A reflect, as noted, changes as a result of the restatement.

This restatement related to the recording of the embedded beneficial conversion feature related to convertible promissory notes the Company issued in 2002 and 2003. The related debt discount resulted from the conversion price of the notes being less than the fair value of the Company’s common stock on the date the notes were issued, which resulted in the embedded beneficial conversion feature. The Company had initially determined fair value based on a discount to the market price of the underlying common stock which was then trading on the over-the-counter market. This discount was determined based on independent valuations of the Company’s common stock. This accounting treatment was formulated in 2000 in connection with the filing of the Company’s Form 10 and had been consistently applied.

This restatement resulted from the Company’s revision of this accounting methodology in favor of determining fair value of the Company’s common stock by reference primarily to the market trading price. This is in line with the terms of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates.” EITF 98-5 states generally that the trading price on an active market is the best evidence of fair value. The Company’s previous accounting methodology was based on the view that an active trading market for the Company’s common stock did not exist at the time the promissory notes were issued and that reliance solely on the over-the-counter trading price would not yield fair value. The financial restatement described in the Form 10-K/A results from a change in the Company’s accounting methodology towards reliance on the market trading prices as quoted on the OTC Bulletin Board to determine fair value.

The effects of this restatement were non-cash and non-operating, and only required adjustments to interest expense, notes payable and stockholders’ equity. The significant relevant effects of the restatement on the quarter ended September 30, 2003, were as follows (in thousands):

	As Previously Reported	As Restated in the Form 10-K/A
At September 30, 2003:
Current portion of notes payable	$853	$731
Total liabilities	$2,147	$1,886
Additional paid-in capital	$45,254	$46,140
Total stockholders’ equity	$9,734	$9,995
For the three months ended September 30, 2003:
Interest expense, net	$(194)	$(434)
Net loss	$(2,666)	$(2,906)
Net loss per share	$(0.59)	$(0.64)
For the nine months ended September 30, 2003:
Interest expense, net	$(589)	$(919)
Net loss	$(4,889)	$(5,219)
Net loss per share	$(1.89)	$(2.01)

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

The following table summarizes the impact on the Company’s net loss had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under SFAS No. 123 (in thousands, except per share data):

	Nine Months Ended September 30,
	2004	2003
		(restated)
Net loss, as reported	$(5,787)	$(5,219)
Less: Unrecorded stock-based employee compensation resulting from options vested during the period	14	18

Pro forma net loss	$(5,801)	$(5,237)

Basic and diluted loss per share:
As reported	$(0.86)	$(2.01)

Pro forma	$(0.86)	$(2.02)

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

Note 5 – Revenue Recognition

The Company generates revenue primarily from the sale of the Company’s video gateway products. The Company sells its products through direct sales channels and through distributors or resellers. The Company also derives revenue from engineering contract services, license fees, extended warranty contract fees and other sources of revenue such as billable product repairs and billable engineering support for products in the field.

The Company recognizes revenue from the sales of our products and services in conformance with AICPA Statement of Position 97-2, Software Revenue Recognition, AICPA Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions and EITF 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software. SOP 97-2 provides guidance on the proper timing and methodology for revenue recognition related to the sale of software and multiple-element arrangements containing software. SOP 98-9 amends SOP 97-2 to require revenue recognition under the “residual method” when certain conditions exist. EITF 03-5 requires non-software deliverables included in an arrangement that includes software that is not incidental to the whole be treated as software-related and therefore subject to revenue recognition under SOP 97-2.

It is management’s position that the software contained within our products is in fact, while critical to our product performance, incidental to the hardware of our products. Management arrives at this conclusion because the software element cost, as determined by application of SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, bears an insignificant relation to the total cost of the Company’s products, the Company’s customers are not entitled to upgrades or enhancements upon development, the Company’s customers are not entitled without the purchase of an extended warranty product to post-contract customer support beyond what would be deemed a standard product warranty, and the Company neither markets its software separately nor do the Company’s customers perceive their purchase of the Company’s products as purchases of software.

Product Revenue

The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. Significant management judgments and estimates must be made in connection with the measurement of revenue in a given period. The Company follows specific and detailed guidelines for determining the timing of revenue recognition. At the time of the transaction, the Company assesses a number of factors including specific contract and purchase order terms, completion and timing of delivery to the common-carrier, past transaction history with the customer, the creditworthiness of the customer, evidence of sell-through to the end user, and current payment terms. Based on the results of the assessment, the Company may recognize revenue when the products are shipped or defer recognition until evidence of sell-through occurs and cash is received. Estimated sales returns and warranty costs are based on historical experience and are recorded at the time revenue is recognized. The Company’s products generally carry a one-year warranty from the date of purchase.

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

Allowances for Doubtful Accounts, Returns and Discounts

The Company has established allowances for doubtful accounts, returns and discounts based on credit profiles of the Company’s customers, current economic trends, contractual terms and conditions and historical payment, return and discount experience, as well as for known or expected events. If there were to be a deterioration of a major customer’s creditworthiness, or if actual defaults, returns or discounts were higher than the Company’s historical experience, the Company’s operating results and financial position could be adversely affected.

Note 6 – Warranty Reserves, Indemnification Arrangements and Guarantees

In connection with the Company’s adoption of FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, the following disclosures are made with respect to the Company’s product warranties.

The Company provides a limited warranty for the Company’s products. A provision for the estimated warranty cost is recorded at the time revenue is recognized. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related revenue is recognized. The amount of liability to be recorded is based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs. The Company’s standard product warranties are for one year, although in some agreements, it may warrant products for periods in excess of one year. The Company had approximately $115,000 in warranty reserves at September 30, 2003. The following table summarizes the activity in the liability accrual related to product warranty during the nine months ended September 30, 2004:

(in thousands)
Balance at December 31, 2003	$78
Decrease in expense related to change in estimates	(14)
Actual warranty costs incurred in the period	(31)

Balance at September 30, 2004	$33

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

Note 9 – Stock-based Compensation

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

During the nine-month period ended September 30, 2004, the Company recorded $272,000 of stock-based compensation expense related to the amortization of deferred compensation for shares of restricted stock awarded in November 2003 to Patrick Bohana, the Company’s former vice president of sales and general manager, that vested during the quarter ended June 30, 2004. The shares became vested upon Mr. Bohana’s early retirement from the Company on April 26, 2004. Additionally, 135,000 of the remaining 270,000 unvested shares of restricted stock awarded to Mr. Cary, Mr. Zavoli and Mr. Carnevale were scheduled to vest during September 2004; however, due to the planned vesting dates occurring within a “quiet period”, as defined in the agreements under which the stock was awarded, no such vesting took place. The 135,000 shares will now vest two weeks following the lifting of trading restrictions as per the amended restricted stock grant agreements. Had the 135,000 shares vested as planned the Company would have recorded approximately $559,000 of additional stock-based compensation expense during the 2004 period. For the same nine-month period in 2003, the Company recognized expense of $50,000 related to the amortization of stock-based deferred compensation.

Note 10 – Notes Payable

In 2002 and 2003, the Company closed private placements of aggregate $4.4 million in face value of convertible notes payable and warrants and received cash proceeds, net of issuance costs, of approximately $3.7 million from accredited investors.

The carrying value of the Company’s remaining convertible notes payable, excluding its line of credit, at September 30, 2004, is as follows:

(in thousands)
Face value of convertible notes payable	$228
Unamortized discount related to warrants	(9)
Unamortized discount related to beneficial conversion feature	(48)

Carrying value of convertible notes payable	$171

•	Interest expense for the three months ended September 30, 2004, includes coupon interest of approximately $4,000; non-cash interest expense of approximately $4,000 pertaining to the discount related to the warrants; and non-cash interest expense of approximately $19,000 pertaining to the discount related to the beneficial conversion feature.

•	Amortization of debt issuance costs for the three months ended September 30, 2004, was $3,000.

On February 14, 2003, the Company entered into a $1 million revolving line of credit with Laurus. This revolving line of credit (“the LOC”) is secured by the Company’s accounts receivables and other assets, and the Company has the ability to draw down advances under the LOC subject to limits. Under the terms of the LOC, Laurus can convert advances made to the Company into common stock at a fixed conversion price of $6.78 per share. In connection with the LOC, the Company issued warrants to purchase 12,500 shares of the Company’s Common Stock at $6.78 per share. On February 14, 2003, the Company borrowed a $300,000 advance under the LOC. The Company recorded a non-cash debt discount of $23,000 in its quarter ended March 31, 2003. The carrying value of the LOC at September 30, 2004, is zero.

The maturities of the Company’s notes payable at September 30, 2004, are as follows (in thousands):

Short-term notes payable consist of the following at September 30, 2004:

7% van Embden note due June, 2005 (less unamortized debt discount of $25,710)(convertible into 26,050 shares of common stock)	$76
7% Amstgeld note due June, 2005 (less unamortized debt discount of $32,113)(convertible into 32,539 shares of common stock)	95

$171

Long-term notes payable consist of the following at September 30, 2004:

7% van Embden note due June, 2005 (less unamortized debt discount of $25,710)(convertible into 26,050 shares of common stock)	$76
7% Amstgeld note due June, 2005 (less unamortized debt discount of $32,113)(convertible into 32,539 shares of common stock)	95
Less: Current maturities included in current liabilities	(171)

$—

At September 30, 2004, the maturities of long-term debt, net of unamortized discount, are as follows:

2004	$—
2005	171

$171

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

OVERVIEW

The most important challenge that we, as an emerging company, now face is to execute efficiently and effectively in the key areas of our operations as we commercialize our technology products. We are making important changes in our senior management as part of our effort to demand and achieve better focus and results in our operations. We continue to believe that our technology is attractive to the marketplace and in particular we see good short-term opportunities with our long-haul transmission products and with a strategy of augmenting our indirect selling channels with more direct sales and marketing efforts. On the other hand, our product line is relatively small and some of our larger competitors have an advantage over us by being able to offer customers a more complete solution.

We are an industry leader in developing and supplying video router or gateway products that transport and distribute real-time, high-quality video over Internet Protocol (IP) networks, such as the networks that comprise the Internet. Our products are currently used in two principal markets. Our products are used by a variety of providers such as carriers and broadcasters to transmit high-quality, real-time video to one or more locations throughout the United States or the world (which we refer to as “long-haul transmission”). Our products are also used by cable companies to supply video-on-demand services. We do not sell our products to individual consumers. Our customers include cable, broadcast and satellite companies, movie studios, carriers, and government and educational institutions and system integrators that supply them. We refer to these customers as communication service providers, or simply as providers.

Our net losses have reduced our cash reserves, and we need to raise additional capital in the near term. We have engaged Silverwood Partners LLC to assist us with identifying and structuring further financing (as well as other strategic opportunities).

Long Haul & Broadcast Service

Broadcasters and news organizations need to move high quality video over long distances. In the broadcast industry, video is both distributed (for example, a video program that a broadcaster broadcasts to its viewers) as well as contributed (for instance, the video clips from multiple sources that are transported between and among broadcast studios or affiliates to be assembled into a video segment such as a news report or feature story that is, in turn, distributed for broadcast to viewers). For the distribution and contribution of broadcast quality video, broadcasters have traditionally used satellite links or procured dedicated bandwidth on fiber lines, both of which are very expensive and usually require multi-year contracts. Our products now allow the same video to be moved over existing IP networks at significantly reduced cost. In 2003, roughly 50%, and in the third quarter of 2004, 74%, of our product revenue was derived from the long haul broadcast market.

Our Cx1000 product is currently being used by dedicated bandwidth providers to deliver broadcast video in key US and international cities. Customers using our products for long-haul transmission include the Vyvx LLC unit of WilTel Communications which recently used our Cx1000 to carry both the live primary and backup high definition (“HD”) broadcasts of Super Bowl XXXVIII® over Vyvx’s HD VenueNet at 40.5 Mbps and 270 Mbps, respectively. Vyvx accounted for 17% and 32% of our product revenue in 2003 and 2004, respectively. Cox Communications broadcasts the home games of the San Diego Padres baseball team in high definition using our products. C-SPAN uses our products to televise real-time, interactive classrooms between Washington, D.C. and the University of Denver. RTVI, a Russian television network, runs live broadcast-quality Russian language programming between Moscow and New York using our long haul product, and is expanding its network internationally. Currently, Level (3) offers full and part-time video services using our Cx1000 product to deliver broadcast video in key US and European cities.

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

From January 30, 1998 through September 30, 2004, we incurred losses totaling $44.2 million. We have not yet achieved profitability, and we remain a risky enterprise. At September 30, 2004, we had working capital of $2.6 million. Cash and cash equivalents at September 30, 2004 totaled $2.4 million.

In February 2003, we entered into a $1 million revolving line of credit with Laurus. This revolving line of credit (“the LOC”) is secured by our accounts receivables and other assets, and we have the ability to draw down advances under the LOC subject to limits. Under the terms of the LOC, Laurus can convert advances made to us into our common stock at a fixed conversion price of $6.78 per share. The balance outstanding on our LOC was nil at September 30, 2004.

Given our projected cash burn rate, we will be required to raise additional capital in the near term (well less than one year). We cannot ensure that financing would be available to us on acceptable terms, if at all. Our investment bankers, Silverwood Partners LLC, may not be able to successfully find any financing or other strategic opportunities for us. Our inability to raise capital when needed would seriously harm our business. In addition, additional equity financing may dilute our stockholders’ interest, and debt financing, if available, may involve restrictive covenants and could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on debt. If adequate funds are not available, we would need to curtail our operations significantly.

At September 30, 2004, we had no material commitments other than our operating leases and convertible notes with a face amount of $228,000 that are due in 2005. Our future capital requirements will depend upon many factors, including the timing of research and product development efforts, the possible need to acquire new technology, the expansion of our sales and marketing efforts, and our expansion internationally. We expect to continue to expend significant amounts in all areas of our operations.

Cash used in operations was approximately $5.4 million for the nine months ended September 30, 2004, compared to $3.9 million for the same period in 2003. The increase in cash used in operations for the nine months ended September 30, 2004, compared to the same period in the prior year, was due primarily to our higher operating loss in the first half of the current year.

Cash used in investing activities for the nine months ended September 30, 2004, was $180,000, compared to $121,000 for the same period ended September 30, 2003. In the 2004 period, we purchased $76,000 of equipment for use in our engineering lab, $30,000 of office equipment and furnishings and $74,000 of equipment for sales and marketing display.

Cash provided by financing activities for the nine-month period ended September 30, 2004, was $224,000,compared to cash provided of $13.8 million for the same period ended September 30, 2003. The cash provided by financing activities in 2004 resulted primarily from the first-quarter 2004 exercise of warrants issued in 2003 in our 7% convertible notes offering.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 vs. Three Months Ended September 30, 2003

For the quarter ended September 30, 2004, net revenue decreased $31,000, or 4%, to $756,000, compared to $787,000 during the three-month period ended September 30, 2003. Revenues from sales of products in the quarter ended September 30, 2004, increased $147,000 to $734,000, or approximately 25%, from $587,000 in the quarter ended September 30, 2003. The increase in product revenues in the quarter ended September 30, 2004, versus the same period in the prior year, was principally the result of increased demand for our long-haul products which accounted for 74% of our product revenue. Our most significant customers in the third quarter of 2004 were Vyvx ($245,000), Frontiers ($239,000) and Ciena ($100,000). At September 30, 2004 the Company had deferred revenues totaling $214,000 principally related to units shipped during 2004 to our resellers that had not been purchased for the resellers’ own use or sold-through to end users by September 30, 2004. Contract revenues in the quarter ended September 30, 2004 were $20,000, down from $200,000 in the same quarter last year. We have reclassified prior year revenue previously presented as license revenue as product revenue to conform with current year presentation. The revenue previously presented as license revenue was related to the delivery of high-definition upgrades to existing products to Scientific-Atlanta during 2003 totaling approximately $182,000. In the current quarter reported, we have characterized as product revenue the sale to Vyvx of our replication feature as an upgrade for $88,000. We believe this presentation best describes the operations of the Company, as the continuing sale of this imbedded product feature is presented as product revenue on a going-forward basis.

Cost of revenues decreased by $259,000, or nearly 52%, to $240,000 in the quarter ended September 30, 2004, from $499,000 in the same quarter last year. The decrease in cost of sales results principally from a charge taken in the 2003 period for inventory obsolescence ($141,000), aggressive product cost reduction efforts ($74,000) and from lowered warranty risk ($50,000). Cost of products sold consists primarily of raw material costs, warranty costs and labor associated with manufacturing, which we outsource on a turn-key basis.

Gross profit for the quarter ended September 30, 2004 totaled $516,000, compared to gross profit of $288,000 in the same quarter last year, representing an increase in gross profit of nearly 80%. The increase in gross profit for the current year period versus the prior year period is mainly attributable to a favorable product mix shift toward sales of higher margin long-haul products combined with the effect of lower overall product costs and warranty risk.

Engineering, research and development expenses for the quarter ended September 30, 2004 increased roughly $22,000, or 5%, to $466,000 from $444,000 in the quarter ended September 30, 2003. The increase is due primarily to higher levels of staffing of engineering personnel. We have increased engineering headcount and other engineering expenses for new product development and other sustaining engineering efforts; thus, engineering, research and development expenses are expected to be higher in future quarters.

Sales and marketing expenses for the quarter ended September 30, 2004, decreased approximately 17% to $398,000 from $480,000 for the quarter ended September 30, 2003. The $82,000 decrease in sales and marketing expenses is primarily due to diminished costs associated with consultants ($112,000), partially offset by higher recruitment costs ($63,000). We continue to seek to hire highly skilled sales personnel to improve our sales performance.

General and administrative expenses for the quarter ended September 30, 2004, decreased $938,000, or approximately 60%, to $636,000 from $1,574,000 in the same quarter of the prior year. The decrease results principally from lower debt conversion expense ($505,000), amortization expense ($223,000), consulting fees ($55,000), corporate development costs ($44,000) and investor relations expense ($36,000).

Net interest expense for the quarter ended September 30, 2004 was $22,000 versus $434,000 of expense in the same quarter ended September 30, 2003. The decrease in interest expense predominantly results from there being no 2004 counterpart to 2003’s amortization of debt discount. Other expense in the third quarter of the prior year totaling $262,000 was principally the result of a charge related to the early extinguishment of 7% convertible notes issued earlier in 2003. Other expense in the third quarter of 2004 was nil.

Nine Months Ended September 30, 2004 vs. Nine Months Ended September 30, 2003

For the nine months ended September 30, 2004, net revenue increased by $492,000, or nearly 23%, from $2,162,000 to $2,654,000. The increase in revenues results from higher revenues from the sale of products, partially offset by lower contract and license revenues. Revenues from the sale of products in the nine months ended September 30, 2004 increased to $2,593,000, or just less than 63%, from $1,595,000 for the same period a year ago. Most of this increase resulted from increased sales of our cable products ($693,000). License revenues in the nine month period ended September 30, 2004 decreased to $21,000, down $32,000 from the prior year, while contract revenues were $20,000 in the current period versus $507,000 in the prior period, as our contract with Aurora expired. The contract revenues in 2004 were unrelated to the contract revenues in 2003. We have reclassified prior year revenue previously presented as license revenue as product revenue to conform with current presentation. The revenue previously presented as license revenue was related to the delivery of high-definition upgrades to existing products to Scientific-Atlanta totaling approximately $182,000. In the current year reported, we have characterized as product revenue the sale to Vyvx of our replication feature as an upgrade. We believe this presentation best depicts the operations of the Company, as the continuing sale of this product feature would be presented as product revenue on a going-forward basis.

Cost of revenues increased $764,000, or approximately 71%, to $1,835,000 in the nine months ended September 30, 2004 as compared to $1,071,000 for the same period a year ago. The increase in cost of revenues results primarily from increased unit sales of the Company’s products, exacerbated by manufacturing problems earlier in 2004.

Gross profit for the nine months ended September 30, 2004 decreased $272,000 to $819,000 from $1,091,000 in the nine months ended September 30, 2003. The decrease in gross profit during the current year period versus the prior year period is mostly attributable to the benefit derived in the 2003 period from the additional gross profit provided by contract services ($294,000). In addition, the gross profit provided by 2004 product sales was limited by the low margins on some large product orders earlier in 2004.

Engineering, research and development expenses for the nine months ended September 30, 2004 totaled $1,472,000, up 20% from the $1,225,000 for the nine months ended September 30, 2003. The increase in engineering, research and development costs is primarily the result of higher staffing levels. We have increased engineering headcount and other engineering expenses for new product development and product sustaining engineering efforts. We expect engineering, research and development costs to be higher in future periods.

Sales and marketing expenses for the nine months ended September 30, 2004, increased $1,151,000, or approximately 106%, from $1,091,000 in the same period last year. The increase in sales and marketing expense is predominantly the result of costs associated with developing channel partners ($449,000), the repurchase from Aurora Networks of the exclusive marketing rights to the integrated QAM product we had developed for them and most-favored-nation pricing right which Aurora Networks had as a reseller of our products ($400,000), and increased sales and marketing personnel costs ($234,000). We have made substantial changes in our sales and marketing operations and personnel and expect our sales and marketing expenses for the rest of 2004 to be lower than in the first nine months of 2004.

General and administrative expenses for the nine-month period ended September 30, 2004 totaled $2,545,000, down $218,000 from $2,763,000 for the same period last year. The decrease in general and administrative expenses results principally from lower amortization and debt conversion expenses ($840,000), partially offset by a one-time charge for Mr. Cary’s severance pay as provided in his employment agreement ($260,000), higher legal fees ($137,000), greater spending on investor relations ($94,000), increased liability insurance costs ($73,000) and increased outside accounting fees ($67,000). The increase in legal and outside accounting fees in the current year resulted principally from our Form S-3/A amended securities registration filings completed during May of 2004 and these professional fees are not expected to continue at this level in future periods.

Stock based compensation for the nine months ended September 30, 2004, was $272,000 compared to $50,000 in the prior year period ended September 30, 2003. The current year expense results from the vesting of a restricted stock award in favor of Patrick Bohana upon his early retirement from his positions as vice president of sales and general manager. The $50,000 charge in the prior year resulted from the vesting of stock options granted to employees and contractors that were priced lower than the fair market value at the date of grant.

Net interest expense for the nine months ended September 30, 2004, was $72,000 compared to $919,000 for the same period a year ago. The $847,000 decrease in interest expense primarily results from there being no 2004 counterpart to 2003’s amortization of debt discount. Other expense for the nine months ended September 30, 2004 was $3,000 as compared to $262,000 in the same period a year ago. The prior year other expense was principally the result of a charge related to the early extinguishment of 7% convertible notes issued earlier in 2003.

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

WE NEED TO RAISE ADDITIONAL CAPITAL IN THE NEAR FUTURE.

Our net losses have reduced our cash position to $2.4 million at September 30, 2004. Given our projected cash burn rate, we will be required to raise additional capital in the near term (well less than one year). We cannot ensure that financing would be available to us on acceptable terms, if at all. Our investment bankers, Silverwood Partners LLC, may not be able to successfully find any financing or other strategic opportunities for us. Our inability to raise capital when needed would seriously harm our business. In addition, additional equity financing may dilute our stockholders’ interest, and debt financing, if available, may involve restrictive covenants and could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on debt. If adequate funds are not available, we would need to curtail our operations significantly.

PRICING PRESSURE ON OUR PRODUCTS HAS PLACED US AT A COMPETITIVE DISADVANTAGE.

We have recently experienced significant pricing pressure in some of the markets, predominantly the cable market, for our products. Due to competitive factors, cable customers have been willing to pay only reduced amounts for our products. This has placed us at a competitive disadvantage with our competitors who have the financial strength to withstand pricing pressures. If we are unable to regain larger margins on our product sales, we may be forced to exit certain market segments and our results of operations and profitability will be negatively affected.

WE HAVE INCURRED LOSSES SINCE INCEPTION AND WILL LIKELY NOT BE PROFITABLE AT LEAST FOR THE NEXT SEVERAL QUARTERS.

We have incurred operating losses since our inception in January 1998, and we expect to incur losses and negative cash flow for at least the next several quarters. As of September 30, 2004, our accumulated deficit was approximately $44.2 million. We expect to continue to incur significant operating, sales, marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.

OUR RECENT CHANGE IN SENIOR MANAGEMENT MAY RESULT IN DIFFICULTIES

On March 29, 2004, Frederick Cary resigned as our chief executive officer and president and was replaced by John Zavoli. On April 26, 2004, Patrick Bohana accepted early retirement from his position as Vice President, Sales and General Manager; on September 1, we hired Jeff Hale to replace him as Vice President, Sales. Changes in senior management of small companies are inherently disruptive, and efforts to implement any new strategic or operating goals may also prove to be disruptive. In addition, until we hire new senior executives to assist him, there is a risk that Mr. Zavoli’s many responsibilities (he is also our chief financial officer, general counsel and secretary) will overwhelm him to the point that he will not be able to devote sufficient attention to one or more of his important roles.

WE FACE COMPETITION FROM ESTABLISHED AND DEVELOPING COMPANIES, MANY OF WHICH HAVE SIGNIFICANTLY GREATER RESOURCES, AND WE EXPECT SUCH COMPETITION TO GROW.

The markets for our products, future products and services are competitive. We face direct and indirect competition from a number of established companies, including Scientific-Atlanta, as well as development stage companies, and we anticipate that we will face increased competition in the future as existing competitors seek to enhance their product offerings and new competitors emerge. Many of our competitors have greater resources, sell a more complete product line or solution, have higher name recognition, have more established reputations within the industry and maintain stronger marketing, manufacturing, distribution, sales and customer service capabilities than we do.

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

OUR CUSTOMER BASE IS CONCENTRATED AND THE LOSS OF ONE OR MORE OF OUR KEY CUSTOMERS WOULD HARM OUR BUSINESS.

Historically, a significant majority of our sales have been to relatively few customers. We expect that sales to relatively few customers will continue to account for a significant percentage of our net sales for the foreseeable future. Almost all of our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. The loss of, or any reduction in orders from, a significant customer would harm our business.

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

As a result, we may experience significant, unanticipated (or unexpectedly large) quarterly losses.

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

PRODUCT QUALITY PROBLEMS MAY NEGATIVELY AFFECT OUR REVENUES AND RESULTS FROM OPERATIONS, AS WELL AS DISRUPT OUR RESEARCH AND DEVELOPMENT EFFORTS.

We produce highly complex products that incorporate leading edge technology including hardware, software and embedded firmware. In addition to problems relating to the physical quality of manufacturing, our software and other technology may contain “bugs” that can prevent our products from performing as intended. There can be no assurance that our pre-shipment testing programs will be adequate to detect all defects either in individual products or which could affect numerous shipments that, in turn, could create customer dissatisfaction, reduce sales opportunities, or affect gross margins if the cost of remedying the problems exceed our reserves established for this purpose. Our inability to cure a product defect may result in the failure of a product line, serious damage to our reputation, and increased engineering and product re-engineering costs that individually or collectively would have a material adverse impact on our revenues and operating results.

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

CHANGES IN THE MIX OF OUR PRODUCT SALES, PRODUCT DISTRIBUTION MODEL OR CUSTOMER BASE COULD NEGATIVELY IMPACT OUR SALES AND MARGINS.

We may encounter a shift in the mix of the various products that we sell – products that have varying selling prices based in part on the type of product sold, competitive conditions in the particular market into which the product is sold, applicable sales discounts, licensed product feature sets, whether we sell our products as an OEM, and whether the sale is a direct sale or an indirect channel sale through our VARs and resellers. Any change in any of these variables could result in a material adverse impact on our gross sales, gross margins and operating results.

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

We maintain three equity compensation plans: (i) the 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”), pursuant to which we may issue an aggregate of 710,000 options and shares of common stock to employees, officers, directors, consultants and advisors, (ii) the 2001 Employee Stock Purchase Plan (the “Purchase Plan”), pursuant to which our employees are provided the opportunity to purchase our stock through payroll deductions, and (iii) the 2004 Equity Incentive Plan (the “2004 Plan”), pursuant to which we may issue a total of 900,000 options and shares of common stock to employees, officers, directors, consultants and advisors. As of September 30, 2004, 405,000 shares of stock had been granted directly to current and former executives of the Company and there were options outstanding to purchase 287,606 shares of common stock under our 2000 Plan; 14,147 shares of common stock remained available for issuance under the 2000 Plan. A maximum of 41,667 shares of common stock have been authorized for issuance under the Purchase Plan. As of September 30, 2004, there were options outstanding to purchase 381,000 shares of common stock under our 2004 Plan; 519,000 shares of common stock remained available for issuance under the 2004 Plan.

In addition, as of September 30, 2004, there were 89,952 shares of common stock subject to outstanding options granted other than under the 2004 Plan, the 2000 Plan or the Purchase Plan. These non-plan options were granted in prior years to various employees, directors, consultants and advisors before the creation of any stock option plan.

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

Currently, there are outstanding warrants to purchase up to 3,135,516 shares of our common stock with a weighted average exercise price of $5.58 per share. The weighted average remaining life for all of the currently outstanding warrants is 3.7 years from September 30, 2004.

WE DO NOT INTEND TO PAY CASH DIVIDENDS.

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We would be exposed to changes in interest rates primarily from any marketable securities and investments in certain available-for-sale securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At September 30, 2004, we did not have any marketable securities or investments in available-for-sale securities, nor did we have any sales denominated in a currency other than the United States dollar. Our cash equivalents’ principal would not be materially changed by changes in interest rates, but as the short term instruments mature and roll over, we would be able to earn more interest in the future if interest rates rise. A one percentage point (100 basis point) increase in interest rates would result in approximately a $25,000 annual increase in our income from cash equivalents, assuming our cash equivalents principal balance remained at its September 30, 2004 level. Our $1 million revolving line of credit from Laurus (which currently has a zero balance outstanding) has a variable interest rate.

ITEM 4. CONTROLS AND PROCEDURES

John R. Zavoli, who is both our principal executive officer and principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 Rule 13a–15(e)), concluded that as of September 30, 2004, our disclosure controls and procedures were effective.

PART	II - OTHER INFORMATION

ITEM	1. LEGAL PROCEEDINGS

We are not a defendant in any material legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 30, 2003, the SEC declared effective the registration statement (SEC file no. 333-105638) for our initial public offering of units through underwriters led by Paulson Investment Company, Inc.

Through September 30, 2004, we have used the $13,055,136 net proceeds of the offering to pay $1,380,000 in accrued accounts payable, to repurchase $1,180,000 principal amount of our 7% convertible debentures for $1,382,000, to repurchase 27,777 shares of common stock from Ronald Fellman for $92,997, and to fund our continuing negative cash flow, including the payment of cash bonuses to Frederick Cary and John Zavoli totaling $100,000. Except as discussed in the previous sentence, none of these payments went directly or indirectly to our directors, officers, general partners, affiliates, 10% owners, or any of their associates. We have used approximately $9,028,000 to fund negative cash flows from operations and approximately $482,000 to fund negative cash flows from investing activities. Pending use for working capital, research and development efforts and marketing and sales programs, we have invested the remaining $690,000 of net proceeds in short-term government obligations and money market accounts.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits. The following exhibits are included as part of this report.

Exhibit Number	Description

10.65 * #	Form of Notice of Grant/Stock Option Agreement under the 2004 Equity Incentive Plan

10.66 * #	Jeff C. Hale employment letter agreement

10.67 *	Mark Buckner letter agreement

10.68 * #	David Houillion Restricted Stock Award Agreement

10.69 * #	Lester Briney Restricted Stock Award Agreement

10.70 * #	John Zavoli Amendment of Employment Letter Agreement

10.71 * #	Amendment to John Zavoli Restricted Stock Award Agreement

10.72 * #	Amendment to David Carnevale Restricted Stock Award Agreement

10.73*	Amendment to Stock Option Agreement of Dr. Moshe Nazarathy

31*	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a–14(a)

32*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 / 18 U.S.C. Section 1350

*	Filed Herewith

#	Indicates management contract or compensatory plan or arrangement.

Reports on Form 8-K.

We furnished, on Form 8-K, Item 12, during this fiscal quarter, a copy of an announcement of historical financial results. Pursuant to SEC staff guidance, such furnished Form 8-K information need not be listed in this Item 6 of Part II of Form 10-Q.

On a Form 8-K filed on September 2, 2004, we reported (under items 1.01, 5.02 and 9.01) regarding the hiring of Jeff C. Hale as Vice President of Sales and the resignation of Dr. Moshe Nazarathy as a Director, each effective September 1, 2004, and the amendment of Dr. Nazarathy’s stock options to extend the period of time (after his departure) during which he may exercise them.

On a Form 8-K filed on September 16, 2004, we reported (under items 8.01 and 9.01) that Vyvx LLC had upgraded certain of its existing Path 1 products.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Path 1 Network Technologies Inc.

By:	/s/ JOHN R. ZAVOLI
John R. Zavoli President and Chief Executive Officer, Chief Financial Officer, General Counsel and Secretary

Date: November 5, 2004

Exhibit List

Exhibit Number	Description

10.65 * #	Form of Notice of Grant/Stock Option Agreement under the 2004 Equity Incentive Plan

10.66 * #	Jeff C. Hale employment letter agreement

10.67 *	Mark Buckner letter agreement

10.68 * #	David Houillion Restricted Stock Award Agreement

10.69 * #	Lester Briney Restricted Stock Award Agreement

10.70 * #	John Zavoli Amendment of Employment Letter Agreement

10.71 * #	Amendment to John Zavoli Restricted Stock Award Agreement

10.72 * #	Amendment to David Carnevale Restricted Stock Award Agreement

10.73*	Amendment to Stock Option Agreement of Dr. Moshe Nazarathy

31*	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a–14(a)

32*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 / 18 U.S.C. Section 1350

*	Filed Herewith

#	Indicates management contract or compensatory plan or arrangement.