Form 10-K
period 2004-12-31
PATH 1 NETWORK TECHNOLOGIES INC
filed 2005-03-29
CIK 1059404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the Common Stock on June 30, 2004, was approximately $19,711,000. 1,291,966 shares of Common Stock held by officers, directors and holders of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of March 28, 2005 was 6,861,606.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2005 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Report. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2004.

PATH 1 NETWORK TECHNOLOGIES INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004

Financial Statements

*	Incorporated by reference from our definitive Proxy Statement relating to the 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before May 2, 2005.

PART I

ITEM 1. BUSINESS

OVERVIEW

We are an industry pioneer and leader in designing, developing and supplying products that enable the adaptation, transportation and delivery of broadcast-quality real-time video over private and public Internet Protocol (IP) networks, such as the networks that comprise the Internet. We currently offer two primary product lines that cater to different segments of the video market. Our Video Over IP gateway products are used by broadcasters and video service providers to transport live video content in real time between different locations, within a region, a country or even between countries—a process known as “long-haul transmission”. Since our products transmit video content over widely available IP communication networks, our customers can use existing infrastructure, thus lowering their costs and permitting them greater flexibility in the delivery of video content. Our Network Access Gateway products are primarily used by cable companies to supply video-on-demand, or VOD services. Our markets include cable, broadcast, satellite, telco, video carriers, mobile operators and enterprises.

Our principal executive offices are located at 6215 Ferris Square, Suite 140, San Diego, California 92121. Our telephone number is (858) 450-4220, and our Internet website address is www.path1.com. We were incorporated in Delaware in January 1998.

In July 2003, we effected a 1-for-6 reverse split of our Common Stock. All share and share price numbers in this Form 10-K annual report are adjusted to reflect the reverse split.

INDUSTRY BACKGROUND

Current technologies for transmitting real-time, high-quality video over long distances require an established and fully dedicated circuit for the duration of a transmission, regardless of whether the circuit is being used by the end-user. The concept is similar to a traditional telephone network—a call is placed, a circuit between two (or multiple) points is established and thereafter remains open for the duration of the call (regardless of whether anyone is speaking). These technologies typically require that the network be designed to be able to handle twice the expected average capacity in order to prevent congestion during peak usage. These technologies also require procuring expensive, dedicated bandwidth that remains open at all times regardless of usage. Dedicated bandwidth is often priced on a monthly basis, requiring significant cost regardless of usage.

Cable and satellite companies have historically used technologies that typically require all available packages of programs be broadcast to every subscriber. As a result, limited bandwidth remains available for video on demand and similar interactive services requiring two-way communication. As a result, such services are currently available only on a limited basis and in select markets.

The rise of IP and packet-based networks

IP networks have been predominantly used to carry data traffic such as web site pages, e-mail and file transfers. Over the past few years, voice traffic, or VoIP, has been added to these networks as a replacement for more expensive circuit-switched telephony networks. Video is the most recent extension of data types that can be transported over IP networks. As a result, IP networks have become a powerful and flexible platform capable of supporting data, voice and video, all converged on the same network infrastructure.

The advent of IP and packet-based networks has resulted in a dramatic increase in the transmission and exchange of data, information and ideas. IP networks chop data into small packets that are addressed to and received by designated addresses. These packets are capable of being transmitted over networks independent of one another. Divided and reassembled by switches and directed from source to destination by routers, IP networks minimize wasted bandwidth by using bandwidth in quick bursts and only when needed. IP networks typically require a design that only increases total network capacity by approximately 25% to handle peak load conditions. In addition, IP networks were designed to overcome failure of any particular portion of the network. In the event a particular pathway on the network fails, alternate routes to the same destination are available. But because each packet travels independent of the others and possibly by a different pathway, certain packets can be delayed or delivered out of order relative to others, or may not ever arrive at the intended destination.

The impact of late or missing packets on a transmission depends in large part on the form of communication. With respect to written text, for instance, delay in the arrival of packets will likely not be noticed by the recipient. For this reason, email is an ideal form of communication for IP networks. But in the case of transmissions that must be delivered continuously, such as real-time, high-quality video, even a few milliseconds of delay may be noticeable by the viewer. As the majority of video consumers have become accustomed to high-quality delivery, new service offerings must provide quality at least as good as that to which the target viewing audience has become accustomed. Thus, IP networks have historically not been well-suited for delivery of real-time, high-quality video. While it is currently possible to view video clips (such as movie trailers) over the Internet, the inability of current IP networks to deliver real-time, broadcast quality video requires that the clips first be downloaded, and then played. This download-and-play approach has limited application because, for instance, a 2.5-hour movie may generally take 6 hours to download over T1 or some types of DSL lines.

THE PATH 1 SOLUTION

We have developed the technologies and products that have overcome the above mentioned inherent limitations of IP networks for transporting live, broadcast quality video, thereby enabling broadcasters, telecos, carriers, satellite operators and cable companies to transport live video over these types of networks and thus enjoy the significant lower capital and operating costs of video transport, higher reliability and quality and other benefits over legacy circuit switched networks, satellite, ATM and other platforms. Our products provide significant benefits for contribution and primary distribution of video. Our products perform three primary functions: First, they process and prepare multiple video feeds for delivery over an IP network. Second, they combine video streams arriving over the IP network into single streams for delivery to the end-viewer. Third, and perhaps most important, they condition the video data to avoid impairments or disruptions that would otherwise deteriorate the quality of the video signal. Our products provide benefits and enable services as follows:

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

MARKETS WE SERVE

Broadcast TV

Broadcasters and news organizations often gather their live content outside the studio, and they may need to move this high quality video in real time over long distances to reach production and aggregation facilities. In the broadcast industry, video is both distributed (for example, a video program that a broadcaster broadcasts to its viewers) as well as contributed (for instance, the video clips from multiple sources that are transported between and among broadcast studios or affiliates to be assembled into a video segment such as a news report or feature story that is, in turn, distributed for broadcast to viewers). For both the distribution and contribution of broadcast quality video, broadcasters have traditionally used satellite links or procured dedicated bandwidth on fiber lines, both of which are very expensive and usually require multi-year contracts. Our products allow the same video to be moved over existing IP networks at significantly reduced cost. In 2004, roughly 50% of our product revenues were derived from the long haul broadcast market.

Video Carriers

Video carriers offer permanent and temporary video transport solutions to broadcasters as an outsourced, bundled service. These carriers own or lease the network infrastructure and rent time and capacity to content owners for delivery of live video material that may be delivered to studios, network affiliates, broadcast centers or headend facilities for ultimate distribution into homes. Our Cx1000 and Ax100 products are currently being used by video carriers to deliver broadcast video in key US and international cities. Customers using our products for long-haul transmission include the Vyvx division of WilTel Communications which used our Cx1000 product to carry both the live primary and backup high definition (“HD”) broadcasts of Super Bowl XXXIX® and Super Bowl XXXVIII® over Vyvx’s HD VenueNet. Vyvx accounted for approximately 8% and 17% of our product revenue in 2004 and 2003, respectively.

Satellite Providers

Satellite providers broadcast signals to earth from satellites nearly 22,000 miles above sea level. Because of the coverage area (or “footprint”) from that altitude, satellite broadcasts are capable of reaching vast areas. Uplinking content to the satellite for subsequent broadcast back to Earth, however, must be done at earth stations located in areas with characteristics favorable for uplinking. Currently, many satellite providers collect content at these uplink earth stations. As a result, content often “hops” from its source to and from the Earth via interim earth stations and interim satellites until its reaches the uplink earth station positioned to deliver the content up to the intended satellite for broadcast to satellite subscribers. Moreover, satellites have a maximum 15-year useful life, requiring satellite providers to periodically revisit the extreme expense of launching and maintaining a satellite in orbit.

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

As cable operators expand the number of channels offered and introduce services such as VOD and HDTV, satellite providers are seeking to protect and expand their subscriber base in a number of ways. Satellite operators now have the right to provide local channels to local markets in the United States and have made available local channels in most of the largest metropolitan markets. Recent advances in digital compression technology and terrestrial transport now allow satellite operators to cost-effectively add new high definition channels to their line-up to further expand their video entertainment offerings.

Mobile Video

Mobile operators are launching video content services for their subscribers. Our products enable content owners, mobile content aggregators and wireless carriers to offer live video to mobile devices in addition to the streaming media content in their current offerings. Path 1 products can be used to transport over IP networks a variety of compressed videos that can be carried over MPEG-2 transport streams, including MPEG-2, MPEG-4, and VC-1 videos, at speeds of up to 214 Mbps. Our products serve as the critical quality of service assurance, preserving the quality of the video content throughout the entire network up to the point of handoff to a transcoder in the local wireless network. Transcoding further compresses the video to data rates from 40 to 200 Kbps for transmission over the cellular network. Because of the significant compression required to transport video to a mobile device, our products are critical for preserving the quality of the video prior to transcoding.

Cable Companies

Cable companies are quickly migrating to an all-digital environment. However, they still have to contend with a large portion of their infrastructure using legacy analog technologies. Our products can play a key role in the digital migration plan for cable operators. Our Chameleon vidX™ products are designed for cable companies to allow them to use existing digital set-top boxes already in consumer homes to provide video-on-demand services, a significant competitive advantage over satellite providers. The more efficient use of existing bandwidth (both into the home and within the network) allows cable companies to increase the volume of content (whether movies, television or live events) available for delivery whenever requested by the cable subscriber, or to increase the number of subscribers served with existing content volume.

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

Enterprise

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

OUR SALES AND MARKETING STRATEGY

In the United States, we have historically sold our products principally through our own direct sales force which is organized geographically to support customer requirements. In 2004, we initiated a new sales and marketing strategy that focuses on building partnering relationships with key industry partners where our products are complementary and can be sold as a solution. We also established new partnering relationships with Harmonic Inc. and Packet Video Network Solutions, an Alcatel company. We are continuing to develop similar type partnering relationships where we expect to engage in joint sales and marketing efforts with our partners in pursuing new business opportunities.

We sell to international customers through independent distributors and integrators. International distributors are generally responsible for importing the products and providing certain installation, technical support and other services to customers in their territory. Our direct sales force and distributors are supported by a highly trained technical staff including sales engineers who work closely with operators to develop technical proposals and design systems to optimize system performance and economic benefits to operators.

An element of our strategy is to aggressively pursue (within our financial and other means) opportunities to introduce our products into the market and that create demand for our products. As such, we have entered into selling arrangements with major equipment providers and system integrators, both domestically and abroad, to enable greater market penetration of our products. We intend to continue our pursuit of those strategic relationships where we believe we are capable of expanding our sales opportunities within the markets we currently serve as well as those markets that may emerge in the future.

Our marketing organization develops strategies for product lines and, in conjunction with our sales force, identifies evolving technical and application needs of customers so that our product development resources can be most effectively and efficiently deployed to meet anticipated product requirements. Our marketing organization is also responsible for setting price levels, demand forecasting and general support of the sales force, particularly at major accounts.

OUR TECHNOLOGY

Flexible Product Architecture

In a market that is largely comprised of equipment based on fixed hardware designs, Path 1 has chosen to utilize designs based on high-powered network processors with specialized applications software (firmware) to implement a wide variety of products without requiring an equally large number of unique hardware platforms. Our common hardware platform is scalable, and helps to control product cost and reduce inventory risk while also minimizing time to market for new features and functions.

Path 1 products can be field-upgraded, field repaired and even re-purposed for different uses by changing the firmware loaded into the same hardware platform. In most cases these changes can be made through the network, rather than requiring on-site personnel or factory returns. This product architecture, and the resulting flexibility it affords, has proven to be a unique differentiator for us.

The video over IP network environment is still considered to be a mix of the video world with its hundreds of standards and proprietary approaches, and the IP/data world with its much more regularized standards and proprietary implementations. Path 1 products bridge between these two worlds, so flexibility to deal with non-standard, proprietary implementations in different networks has been a major Path 1 strength. This flexibility allows us to provide our customers with quick product changes that allow video to be sent over IP networks in spite of equipment and network design idiosyncrasies that would otherwise prevent proper communications from taking place.

As network changes take place, either on a planned or an emergency basis, Path 1 boxes can be upgraded to meet the new needs with minimal impact to the networks. For example, a customer may begin with a 4 port software-enabled version of our Chameleon products. At any point the same equipment can be field-upgraded to add input or output ports or increase video stream counts or rates—through network-downloaded licensing changes. In the case of our Cx1000 and Ax100 products, these products can be upgraded with our RepliCaster™ upgrade to provide for video stream replication.

Product Technology – Long Haul

Path 1 products are designed to overcome the inherent limitations in IP networks that would otherwise make it difficult if not impossible to transport live, broadcast quality video over these networks. IP networks, in general, are not perfect in their timing and in their ability to prevent packet loss. Through the use of proprietary technologies, however, our long-haul products restore timing that may have been skewed as the packets traveled through the networks. Our products also have the ability to restore lost or out of order packets through the use of either Path 1 proprietary forward error correction or through Pro-MPEG standards-based forward error correction. Packet loss often occurs in large blocks, due to a variety of network problems. Path 1 proprietary forward error correction and transport restore losses of thousands of consecutive packets, which is extremely valuable in networks that are particularly “bursty” in nature. This resiliency has allowed some of our customers to transport high quality video over the public Internet. Moreover, our customers can send live video over MPLS networks without concern for the impact of network fast re-routing.

Even in the case of the emerging international standards for transporting live video over IP networks, Path 1 provides a unique differentiated solution. In contrast to most of our competitors, our implementation of Pro-MPEG standard forward error correction in the Vx8000, our first standards-based transport gateway, enables handling the maximum allowed number of consecutive lost packets. This is possible due to the large memory buffers and processor-driven implementation in our products.

Our Cx1000 is one of the few products in the market that is capable of SDI data rates. With advanced features, such as the ability to replicate a single SDI stream into three streams, a Cx1000 can transmit a full 1 Gigabit/second stream of video into the network. The RepliCaster™ feature has been especially useful when MPLS networks are not appropriate.

Product Technology – Multiplexing, De-multiplexing, and Pass-thru

A large amount of legacy equipment used in video transport networks has been designed to output or input in video ASI format. Our Chameleon vidX products can convert multiple ASI video streams to Ethernet-based Internet Protocol and can also take Ethernet-based Internet Protocol streams containing MPEG 2 video and convert to ASI video. Doing so allows legacy equipment to be used in today’s IP networks. The flexibility provided by the Path 1 technology provides multiplexing, de-multiplexing and pass-thru of ASI streams utilizing a Chameleon vidX unit at both ends of the IP network.

Product Development

Our product development efforts are continuous, and are based on customer requirements for increased performance, flexibility and functionality. These efforts include upgrades and functional enhancements to current products and ultimately the development of a new generation of products.

Our most recent new product is the Vx8000, a multi port ASI and IP product capable of handling up to 8 ports of ASI video for long haul IP transport. This product makes use of the latest Pro-MPEG Code of Practice #3 forward error correction and RTP transport.

Our next generation products will make use of higher performance network processors developed by Intel and FPGAs by Xilinx and Altera. The use of higher performance electronics will increase flexibility of our products and also increase capacity to handle uncompressed High Definition video as well as an increased number of High Definition and Standard Definition streams.

COMPETITION

We face competition in each of the target markets for our products, services and products in development. Our competition includes vendors that produce products for legacy video transport networks such as satellite, circuit switch, Radio Frequency (RF), ATM and other transport platforms. We also compete with vendors that produce products that enable the transport of video over IP networks including, but not limited to, companies such as Scientific-Atlanta, Tandberg Television, Thomson, Harris and Aastra. A number of established and development-stage or start-up companies in these markets offer similar or alternative technological solutions for convergence of real-time data, such as audio and video over IP networks, as well as real-time, high-quality transition of video over IP networks. We anticipate that we will face increased competition in the future as adoption rates for video over IP transport increase, and as competitors offering video over IP products and solutions enhance their product offerings and new competitors emerge. Our competitors have significantly greater resources and industry clout and, therefore, could threaten the viability of our business.

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

We rely on trade secrets to protect certain areas of our technology, including the areas of fast context switching in embedded operating systems, real-time embedded architectures, signal processing techniques for artifact-free signals, and low-latency software drivers. We believe that factors such as the creativity and technological skills of our personnel, new product developments, frequent product enhancements, reliable customer service and product maintenance are essential to establishing and maintaining a technology leadership position.

Our policy is to enter into confidentiality and invention assignment agreements with all employees and consultants, and nondisclosure agreements with all other parties to whom we disclose confidential information. These protections, however, may not be adequate to protect our intellectual property rights.

EMPLOYEES

As of December 31, 2004, we had 32 employees: 13 were engineers, 10 were marketing and sales personnel, 4 were finance and administration personnel, 1 in customer service, 1 in corporate development and 3 were employed in operations. Our employees are not represented by any collective bargaining unit. We have never experienced a work stoppage.

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

We were founded in January 1998 and have only been selling our products commercially since 2002, which makes an evaluation of our prospects difficult. Because of our limited sales history, and the often uncertain sales cycles we face selling our products, we have limited insight into trends that may emerge and affect our business. In addition, we have generated only limited revenues to date from sales of our products, and the income potential of our business and market are unproven. An investor in our securities must consider the challenges, expenses and difficulties we face as our sales and marketing efforts mature.

We have incurred losses since inception and will likely not be profitable at least for the next several quarters.

We have incurred operating losses since our inception in January 1998, and we expect to incur losses and negative cash flow for at least the next several quarters. As of December 31, 2004, our accumulated deficit was approximately $45.5 million. We expect to continue to incur significant operating, sales, marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.

We face competition from established and developing companies, many of which have significantly greater resources, and we expect such competition to grow.

The markets for our products, future products and services are competitive. We face direct and indirect competition from a number of established companies, including Tandberg Television, Thomson, Harris, Aastra, and Scientific-Atlanta, as well as development stage companies, and we anticipate that we will face increased competition in the future as existing competitors seek to enhance their product offerings and new competitors emerge. Many of our competitors have greater resources, sell a more complete product line or solution, have higher name recognition, have more established reputations within the industry and maintain stronger marketing, manufacturing, distribution, sales and customer service capabilities than we do.

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

Our product line is relatively narrow, whereas many of our competitors can offer customers a complete solution. This is a significant competitive disadvantage for us.

We need to raise additional capital in the near future.

Our net losses have reduced our cash position to $929,000 at December 31, 2004. Even after taking into account the proceeds from our first quarter 2005 private placement financing, we believe that in order to execute our ambitious growth plans, we will need to to raise additional capital in the near term given our projected cash burn rate. We cannot ensure that financing would be available to us on acceptable terms, if at all. Our investment bankers, Silverwood Partners LLC, may not be able to help us successfully find any additional financing or other strategic opportunities for us. Our inability to raise capital when needed would seriously affect our ability to execute our growth plans and would harm our business. In addition, additional equity financing may dilute our stockholders’ interest, and debt financing, if available, may involve restrictive covenants and could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on debt.

We need to develop and introduce new and enhanced products in a timely manner to remain competitive.

Broadband communications markets are characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability. However, in addition to the technological and managerial risks inherent in any product development effort, we may not be able to develop or introduce successfully these products if the development effort requires more financial resources than we are able to bring to bear, or if our products:

•	are not cost effective,

•	are not brought to market in a timely manner,

•	are not in accordance with evolving industry standards and architectures, or

•	fail to achieve market acceptance.

Our future success will depend on our ability to develop new products that will use next generation Intel IXP processors and other key components. These technologies are changing rapidly, and we will be required to spend significant sums on research and development – particularly for new hardware designs and software development – to produce these next generation products. Our existing products may soon become difficult to produce because of end-of life components, because of emerging governmental restrictions on the manufacture and sale of electronic products containing lead parts and components, and because of increasing demand in the market for new standards-based products.

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

Delivery of real-time, broadcast-quality video over IP networks is novel and evolving, and it is possible that communication service providers or their suppliers will adopt alternative architectures and technologies for delivering real-time, broadcast-quality video over IP networks or other types of networks that are incompatible with our current or future products. In addition to competing with video over IP vendors, we compete with existing alternative technologies and architectures for transporting live broadcast video that have existed for many years such as satellite, circuit switched networks and ATM, and our customers may not be willing to move to using an IP network for transporting live video.

If we are unable to design, develop, manufacture and sell products that incorporate or are compatible with these new or existing architectures or technologies, our business could suffer. Moreover, our industry is rapidly adopting technical standards for transporting video over IP networks, and many customers appear to prefer standards-based or “open standards” products such as, for example, those operating the PRO-MPEG Code of Practice. Our Vx8000 is the first product we are launching that will be Pro-MPEG standards-based. This move towards offering standards-based products for transporting video over IP networks may result in increased competition, and may also have a negative impact on our ability to offer differentiated products incorporating our proprietary technology, thereby causing a negative impact to our gross profit margins and results of operations.

Pricing pressure on our products has placed us at a competitive disadvantage.

We have recently experienced significant pricing pressure in some of the markets for our products, predominantly the cable market. Due to competitive factors, cable customers have been willing to pay only reduced amounts for our products. This has placed us at a competitive disadvantage with our competitors which have the financial strength to withstand pricing pressures. Most of our competitors in the cable market sell a broader array of products as a bundled solution to cable customers, and these competitors can offer substantial discounts to cable customers on products that compete directly with ours, sometimes even as loss leaders. If we are unable to regain larger margins on such products, we may be forced to exit certain market segments and our results of operations and profitability will be negatively affected.

Our quarterly financial results are likely to fluctuate significantly.

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because our sales prospects are uncertain and our sales are made on a purchase order basis. In addition, we have not proven our ability to execute our business strategy with respect to establishing and expanding sales and distribution channels. Fluctuations may result from:

•	decreased spending on new products such as ours by communication service providers or their suppliers,

•	the timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors,

•	problems in our execution of key functions such as manufacturing, marketing and/or sales,

•	our ability to establish a productive sales force or partner with communication service providers or their suppliers,

•	demand and pricing of the products we offer,

•	purchases of our products by communication service providers in large, infrequent amounts consistent with past practice,

•	consumer acceptance of the services our products enable,

•	interruption in the manufacturing or distribution of our products,

•	the willingness and ability of customers to conduct necessary trials and tests of our products prior to sale, and

•	general economic and market conditions, including war, and other conditions specific to the telecommunications industry.

As a result, we may experience significant, unanticipated (or unexpectedly large) quarterly losses.

The sales cycle for certain of our products is lengthy, which makes forecasting of our customer orders and revenues difficult.

The sales cycle for certain of our products is lengthy, often lasting six months to more than a year. Our customers generally conduct significant technical evaluations, including customer trials, of our products as well as competing products prior to making a purchasing decision. In addition, purchasing decisions may also be delayed because of a customer’s internal budget approval processes. Because of the lengthy sales cycle and the size of customer orders, if orders forecasted for a specific customer for a particular period do not occur in that period, our revenues and operating results for that particular quarter could suffer. Moreover, a portion of our expenses related to an anticipated order is fixed and difficult to reduce or change, which may further impact our revenues and operating results for a particular period.

The rate of market adoption of our technology is uncertain and we could experience long and unpredictable sales cycles.

Our products are based on new technology and, as a result, it is extremely difficult to predict the timing and rate of market adoption of our products, as well the rate of market adoption of applications enhanced by our products such as video-on-demand. Accordingly, we have limited visibility into when we might realize substantial revenue from product sales. Our limited visibility is compounded by our inability to foresee when, if ever, delivery of video over IP networks will be significantly embraced by communication service providers.

We are providing new and highly technical products and services to enable new applications. Thus, the duration of our sales efforts with prospective customers in all market segments is likely to be lengthy as we seek to educate them on the uses and benefits of our products. This sales cycle could be lengthened even further by potential delays related to product implementation as well as delays over which we have little or no control, including:

•	the length or total dollar amount of our prospective customers’ planned purchasing programs contemplating our products;

•	changes in prospective customers’ capital equipment budgets or purchasing priorities;

•	prospective customers’ internal acceptance reviews; and

•	the complexity of prospective customers’ technical needs.

These uncertainties, combined with many potential customers’ measured approaches to corporate spending on technology generally (as well as new technologies such as ours), substantially complicate our planning and may reduce prospects for sales of our products. If our prospective customers curtail or eliminate their purchasing programs, decrease their budgets or reduce their purchasing priority, our results of operations could be adversely affected.

Changes in senior management may result in difficulties.

On March 29, 2004, Frederick Cary resigned as our chief executive officer and president and was replaced by John Zavoli. On April 26, 2004, Patrick Bohana accepted early retirement from his position as Vice President, Sales and General Manager; on September 1, 2004, we hired Jeff Hale to replace Mr. Bohana as Vice President, Sales. Changes in senior management of small companies are inherently disruptive, and efforts to implement any new strategic or operating goals may also prove to be disruptive. In addition, until we hire new senior executives to assist him, there is a risk that Mr. Zavoli’s many responsibilities (he is also serving as our chief financial officer, general counsel and secretary) will overwhelm him to the point that he will not be able to devote sufficient attention to one or more of his important roles. We are seeking, but may not be able to successfully hire, a new chief financial officer.

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

Third-Party Collaborations. Although we intend to establish strategic relationships with leading suppliers, integrators and resellers to promote and distribute our products, we may not succeed. We may not be able to identify adequate partners, and even if identified, we may not be able to enter into agreements with these entities on commercially reasonable terms, or at all. To the extent that we enter into any such agreements with third parties, any revenues we receive from sales of our products in those markets will depend upon the efforts of such third parties, which in most instances will not be within our control. If we are unable to leverage effectively a partner to market our products more broadly than we can through our internal sales force, our business could be adversely affected.

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

We may not be able to profit from growth if we are unable to manage effectively the growth.

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

To reach our goals, we may need to hire rapidly, while at the same time investing in our infrastructure. We expect that we will also have to expand our facilities. In addition, we will need to successfully train, motivate and manage new employees; expand our sales and support organization; integrate new management and employees into our overall operations; and establish improved financial and accounting systems. Indeed, even without consideration of future needs imposed by any future growth of our business, we need to upgrade several of these areas even to support our present levels of business, because during the pre-IPO periods of tight cash, we focused our resources on areas other than business infrastructure.

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

Spending by customers in these sectors is dependent on a variety of factors, including:

•	overall demand for communication services and the acceptance of new video, voice and data services;

•	annual budget cycles;

•	the status of federal, local and foreign government regulation of telecommunications and television broadcasting;

•	access to financing;

•	evolving industry standards and network architectures;

•	competitive pressures;

•	discretionary customer spending patterns;

•	general economic conditions.

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

In 2004, we had to focus some of our engineering personnel from their research and development efforts in favor of sustaining engineering efforts to satisfy our customers’ needs relative to existing products. This use of engineering resources could harm our development of new products.

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

Our existing products may be subject to growing “lead-free” legislative efforts in the United States and abroad which restrict or prohibit the manufacture and/or sale of electronic products that contain lead. Our current products do contain various lead-based components. We will be required to redesign our products to eliminate lead components by 2006, and we may face difficulty in procuring lead-free parts and components and reengineering our products resulting in our inability to successfully complete such product re-designs which, in turn, could have a material negative impact on our results of operations.

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

Our future success will depend, in part, on our ability to attract and retain highly skilled employees, including management, technical and sales personnel. Significant competition exists for employees in our industry and in our geographic region. We may be unable to identify and attract highly qualified employees in the future. In addition, we may not be able to assimilate successfully these employees or hire qualified personnel to replace them. The loss of services of any of our key personnel, the inability to attract or retain key personnel in the future, or delays in hiring required personnel, particularly engineering and sales personnel, could make it difficult to meet key objectives such as timely and effective product introductions.

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

Changes in the mix of product sales, product distribution model or customer base could negatively impact our sales and margins.

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

Since 2001, we have submitted several patent applications and provisional patent applications on topics surrounding our core technologies to supplement our existing patent portfolio. There can be no assurance that these or other patents will be issued to us, or, if additional patents are issued, that they or our three existing patents will be broad enough to prevent significant competition or that third parties will not infringe upon or design around such patents to develop competing products. There is no assurance that these or any future patent applications will be granted, or if granted, that they will not be challenged, invalidated or circumvented.

In addition to seeking patent protection for our products, we intend to rely upon a combination of trade secret, copyright and trademark laws and contractual provisions to protect our proprietary rights in our products.

We have to vigorously enforce our rights to, and protect our interests in, our intellectual property, and we may not be successful. For example, in March 2005, we filed suit in California Superior Court against QVidia Technologies, Inc. and Ronald Fellman for alleged misappropriation of our proprietary and confidential information. Discovery has not commenced and the case is now pending. There can be no assurance that these efforts will be adequate or prove successful, or that competitors have not or will not independently develop technologies that are substantially equivalent or superior to ours.

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

The market prices for our common stock is likely to be volatile and could be susceptible to wide price fluctuations due to a number of internal and external factors, many of which are beyond our control, including:

•	quarterly variations in operating results and overall financial condition;

•	economic and political developments affecting technology spending generally and adoption of new technologies and products such as ours;

•	customer demand or acceptance of our products and solutions;

•	short-selling programs;

•	stock selling by persons to whom we sold securities in a private placement at below-market prices;

•	changes in IT spending patterns and the rate of consumer acceptance of video-on-demand;

•	product sales progress, both positive and negative;

•	the stock market’s perception of the telecommunications equipment industry as a whole;

•	technological innovations by others;

•	cost or availability of components, sub-assemblies and modules used in our products;

•	the introduction of new products or changes in product pricing policies by us or our competitors;

•	proprietary rights disputes or litigation;

•	initiation of or changes in earnings estimates by analysts;

•	additions or departures of key personnel; and

•	sales of substantial numbers of shares of our common stock or securities convertible into or exercisable for our common stock.

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

Newly adopted accounting regulations requiring companies to expense stock options will result in a decrease in our earnings and our stock price may decline.

The Financial Accounting Standards Board recently adopted the previously proposed regulations that will eliminate the ability to account for share-based compensation transactions using the intrinsic method that we currently use and generally would require that such transactions be accounted for using a fair-value-based method and recognized as an expense in our consolidated statement of operations. We will be required to expense stock options granted after June 30, 2005. Currently, we generally only disclose such expenses on a pro forma basis in the notes to our consolidated financial statements in accordance with accounting principles generally accepted in the United States. The adoption of this new accounting regulation will have a significant impact on our results of operations when or if we issue stock options after June 30, 2005, and our stock price could decline accordingly.

Our outstanding warrants and the stock options and bonus stock we offer to our employees, non-employee directors, consultants and advisors could result in ongoing dilution to all stockholders.

We maintain three equity compensation plans: (i) the 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”), pursuant to which we may issue an aggregate of 710,000 options and shares of common stock to employees, officers, directors, consultants and advisors, (ii) the 2001 Employee Stock Purchase Plan (the “Purchase Plan”), pursuant to which our employees are provided the opportunity to purchase our stock through payroll deductions, and (iii) the 2004 Equity Incentive Plan (the “2004 Plan”), pursuant to which we may issue a total of 900,000 options and shares of common stock to employees, officers, directors, consultants and advisors. As of December 31, 2004, 405,000 shares of stock had been granted directly to current and former executives of the Company and there were options outstanding to purchase 282,350 shares of common stock under our 2000 Plan; 19,403 shares of common stock remained available for issuance under the 2000 Plan. A maximum of 41,667 shares of common stock have been authorized for issuance under the Purchase Plan. As of December 31, 2004, there were options outstanding to purchase 370,000 shares of common stock under our 2004 Plan; 529,250 shares of common stock remained available for issuance under the 2004 Plan.

In addition, as of December 31, 2004, there were 79,840 shares of common stock subject to outstanding options granted other than under the 2004 Plan, the 2000 Plan or the Purchase Plan. These non-plan options were granted in prior years to various employees, directors, consultants and advisors before the creation of any stock option plan.

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

As of December 31, 2004, there are outstanding warrants to purchase up to 3,135,516 shares of our common stock with a weighted average exercise price of $5.58 per share. The weighted average remaining life for all of the currently outstanding warrants is 3.5 years from December 31, 2004. In addition, in January and February 2005, we issued 432,115 common stock warrants with a $4.20 per share exercise price in connection with our sale of 7% Convertible Preferred Stock, plus an additional 43,212 warrants to our placement agent.

Our common stock is subject to the rights and preferences of our 7% mandatorily-redeemable convertible preferred stock.

In January and February 2005, we issued 864,229 shares of 7% Convertible Preferred Stock in a private placement. These shares have an aggregate liquidation preference of $2,808,750 above the common stock, have an aggregate cumulative dividend of approximately $200,000 per year, must be redeemable in four years, and are convertible into common stock (with favorable anti-dilution adjustments if we issue stock below fair market value). Also, without approval of a majority of the 7% Convertible Preferred Stock, we cannot repurchase or redeem common stock (except pursuant to repurchase agreements with service providers) or borrow money or issue debt securities other than in a strategic commercial transaction, in connection with an acquisition of another entity, or pursuant to an independent-directors-approved commercial borrowing transaction, secured lending transaction or lease financing transaction.

We do not intend to pay cash dividends.

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 2. PROPERTIES

We lease approximately 15,000 square feet of office space within one facility in San Diego. This office is used for research and development, prototype production, sales and marketing and administration. We believe our current facilities are adequate to meet our near-term space requirements.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings pending against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

From January 1, 2003 until July 30, 2003 our common stock was quoted on the OTC Bulletin Board under the symbol “PNWK.” On July 31, 2003, our common stock commenced trading on the American Stock Exchange under the symbol “PNO.” The following table sets forth the range of high and low, as adjusted for our 1 for 6 reverse split, closing prices for our common stock for the periods indicated. Such quotations before July 31, 2003 represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High ($)	Low ($)
2004:
First Quarter	7.10	5.19
Second Quarter	5.49	3.24
Third Quarter	3.90	2.61
Fourth Quarter	4.17	3.30
2003:
First Quarter	9.12	4.62
Second Quarter	7.44	3.36
Third Quarter	5.59	3.20
Fourth Quarter	6.80	4.51

As of March 23, 2005, there were approximately 24 holders of record of our common stock. We have never paid cash dividends on our common stock and have no present intention to do so.

Equity Compensation Plan Information

The following table contains aggregated information regarding our equity compensation plans as of December 31, 2004.

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options, warrants and rights ($)/sh.	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	652,350	$10.19	548,653
Equity compensation plans not approved by security holders(2)	79,840	$3.79	-0-

Total	732,190	$9.49	548,653

(1)	Equity compensation plans approved by our security holders include our 2000 Stock Option/Stock Issuance Plan and our 2004 Equity Incentive Plan.
(2)	Equity compensation plans not approved by our security holders includes an arrangement pursuant to which we granted non-statutory options to purchase up to 147,519 shares of our Class A Common Stock at a weighted average exercise price of $6.78. These options were granted in 1999 and have a seven year exercise term, and are now exercisable for our common stock.

ITEM 6. SELECTED FINANCIAL DATA

In the table below, we provide you with our summary historical financial data for the past five years. We have prepared this information using our audited consolidated financial statements for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. When you read this summary historical financial data, it is important that you also read the consolidated historical financial statements and related notes included herein (in thousands):

	Years ended December 31,
	2004	2003	2002	2001	2000
STATEMENT OF OPERATIONS DATA:
Revenues	$3,193	$2,721	$2,722	$1,969	$0
Gross profit	$994	$1,297	$1,209	$596	$0
Operating loss	$(7,011)	$(6,146)	$(4,228)	$(2,050)	$(13,468)
Loss from continuing operations	$(7,134)	$(7,446)	$(6,132)	$(2,855)	$(13,120)
Discontinued operations	$0	$0	$(317)	$(1,829)	$0
Net loss	$(7,134)	$(7,446)	$(6,449)	$(4,684)	$(13,120)
BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities	$929	$7,807	$396	$1,733	$11,484
Working capital	$1,465	$7,662	$(486)	$271	$8,971
Total assets	$3,164	$9,277	$1,633	$3,418	$12,304
Total stockholders’ equity (deficit)	$1,881	$8,028	$(256)	$1,349	$9,614

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

In addition to other items in this Form 10-K report, the following discussion of our financial condition and results of operations contains certain statements that are not strictly historical and are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a high degree of risk and uncertainty. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Actual events or results may differ materially.

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

OVERVIEW

In 2002, we began our transition from being principally an engineering and research and development company toward being a products-based company. Although we still fit the profile of an emerging company, this transition is evident in many aspects of our operations. Our 2004 Statement of Operations results reflect this, particularly with respect to the growth in product revenues in 2004. Nevertheless, we have not become profitable, and we have not yet achieved as much market penetration as we are seeking to achieve.

Since our inception on January 30, 1998, we have financed our operations primarily through the sale of common equity securities to investors and strategic partners, as well as from the issuance of convertible notes. From January 30, 1998 through December 31, 2004, we incurred losses totaling $45.5 million. Our existing capital resources may not be sufficient to fund our ambitious growth plans, and accordingly we are seeking additional financing. At December 31, 2004, we had working capital of $1,465,000, and we raised $2.8 million in a first quarter 2005 private placement equity financing.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Revenues

Total revenues in 2004 were $3.2 million compared to $2.7 million in 2003. Product revenues in 2004 were slightly more than $3.1 million, an increase of $975,000, or 45%, from product revenues of just under $2.2 million for 2003. The growth in product revenues in 2004 versus 2003 came principally from increased sales of our cable products ($928,000). Contract revenues in 2004 were $20,000, reflecting a decrease of $487,000, or

96%, from contract revenues of $507,000, in 2003. The decrease in contract service revenues resulted from our continued transition to developing and selling products and away from providing contract research and development services. We expect our future revenues to be predominantly based on the sale of our products in line with our products-based business model.

At December 31, 2004, we recorded $256,000 in deferred revenue, including $239,000 related to sales to our Japanese distributor, Frontiers Co. Ltd. (“Frontiers”), pursuant to our policy on revenue recognition. We will, pursuant to our revenue recognition policy, recognize as revenue the deferred revenue related to Frontiers when Frontiers has resold these products to end customers.

Cost of Revenues

Total cost of revenues in 2004 increased $775,000 to $2.2 million from $1.4 million in 2003. Cost of product sales increased by $968,000 in 2004 to $2.2 million from $1.2 million in 2003. The increase in cost of product sales reflects the sale of a greater quantity of products in 2004 than in 2003, and most of this increase results directly from the increased sales of our network access or cable products into the cable markets we serve. Our cable products compete in a highly competitive and commoditized market, and these products generally sell at significantly lower prices than do our products targeted at the other markets we serve. We have not been able to achieve a corresponding decrease in the cost to manufacture these products. Cost of product sales includes the manufacturing fees from our contract manufacturer, our internal operations salaries and other costs. Cost of contract services decreased to $7,000 in 2004 from $200,000 in 2003, reflecting our decreased level of product development efforts in line with our continuing move to a predominantly products-based business model. Cost of contract services includes salaries of engineering personnel and other costs for technical and development services.

Gross Profits and Margins

Gross profits for the twelve months ended December 31, 2004 were $994,000 compared to gross profits of $1.3 million for the same period in the prior year. Gross profits on product sales were nearly equal, $935,000 and $928,000 in 2004 and 2003, respectively. The 30% gross margin percentage on product sales in 2004 declined from 43% in 2003 due to a less favorable mix between low-margin cable products and high-margin long-haul products than we experienced in 2003, and because of a large cable market order in the first quarter of 2004 that significantly deteriorated our gross profit margins. Gross profits from contract revenues decreased from $307,000 in 2003 to $13,000 in 2004. The decrease in contract gross profits, year on year, was due to decreased levels of contract revenues.

Engineering, Research and Development

Engineering, research and development expenses in 2004 increased 6% to $1.9 million from $1.8 million in 2003. The increase in engineering, research and development expenses was due principally to increased engineering salaries and related benefits partially offset by lower expenses related to consultants and prototype development. We continue to increase expenditures related to internal and external engineering resources for new product development and product sustaining efforts; therefore, we expect future engineering, research and development expenses will be higher, and such expenses may fluctuate significantly from quarter to quarter as research and development projects are carried out.

Sales and Marketing

Sales and marketing expenses in 2004 increased by over $1.0 million, approximately 62%, to $2.7 million from $1.7 million in 2003. The increase in sales and marketing expenses in 2004 resulted principally from a one-time charge for the repurchase from Aurora Networks of the exclusive marketing rights to our cable products in North America and the most-favored-nation pricing right which Aurora Networks had as a reseller of our products ($400,000), higher employee and employee related costs ($400,000) and higher expenses for consultants ($122,000). We expect that sales and marketing expenses will increase in the future as we grow our channel partner network and pursue international markets.

General and Administrative

Our general and administrative expenses decreased to $3.1 million, or nearly 20%, in 2004 from $3.9 million in 2003. The decrease is principally the result of incurring $716,000 less of non-cash debt conversion expense in 2004 related to the conversion of convertible debt where the conversion price had been repriced favorably for the noteholder; debt conversion expense in 2003 was $731,000. General and administrative expenses also decreased because of lower expenses associated with amortization, consultants and bad debts. The total decrease in these charges in 2004 was $564,000. These decreases were partially offset by increases in employee and employee related costs ($204,000), general liability insurance expense ($91,000), and other increased general and administrative costs. We expect our spending for business infrastructure to increase in future periods.

Our general and administrative expenses include the costs related to general management, finance, legal, information technology, investor relations, and other administrative functions. Such costs include, but are not limited to, salaries, employee benefits, rent, utilities, telephone and internet, insurance, and outside legal, accounting, and consulting fees.

Stock-Based Compensation

Stock-based compensation expense is a non-cash item that is recognized in association with stock options having exercise prices below estimated fair value and/or which overlie junior common stock and from vesting of restricted stock awards. Stock-based compensation expense related to stock options is calculated as the difference between exercise prices and estimated fair market on the date of grant or subsequent measurement date. If the options are subject to variable accounting treatment, then at each subsequent measurement date additional compensation expense, either positive or negative, is recognized based on the fair market value of our common stock in accordance with the provisions of variable stock option accounting. Stock-based compensation for restricted stock awards is determined by the closing market price of the Company’s common stock on the date of grant.

Unvested portions of restricted stock awards and stock options granted with exercise prices below fair market value are recorded as deferred compensation in the equity section of the balance sheet. Expense is recognized as the stock and options vest. We expect a significant portion of the $1,357,000 of deferred compensation at December 31, 2004 to be recognized as stock-based compensation expense in 2005.

In 2004, we recorded non-cash compensation expense of $272,000 related to a restricted stock award that vested in favor of our former vice president of sales upon his early retirement from the Company. Non-cash stock compensation expense of $50,000 was recorded in 2003 related to options that vested to our former vice president of engineering. Stock-based compensation expense will probably be materially higher in 2005 and years thereafter because SFAS 123(R) will require us to expense the fair market value of employee stock options granted after June 30, 2005 as they vest.

Interest Income/(Expense)

Net interest expense totaled $102,000 in 2004, a decrease of nearly 90%, compared to $1 million in 2003. The decrease in net interest expense predominantly results from non-cash discount interest expense related to beneficial conversion feature and warrants coverage incurred in 2003 that was not incurred in 2004. Interest expense includes both amortization of deferred interest and coupon interest related to our various convertible note borrowings in 2003 and 2002 In 2002 and 2003, we had to finance our operations by borrowing money on harsh terms that resulted in such charges. We ceased borrowing money under such terms in July/August 2003 when we completed our successful public offering. We had no new borrowings in 2004, and much of our pre-public offering debt was repurchased or converted before 2004. Our actual cash interest payments in 2004 were $15,000.

Loss on Early Extinguishment of Debt

In 2003, we recorded a loss of $262,000 related to the early extinguishment of convertible debt that we redeemed following the completion of our public offering.

Net Losses

Net loss for 2004 was $7.1 million, a decrease of nearly 4%, compared to a net loss of $7.4 million for 2003.

COMPARISON FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

Revenues

Total revenues in 2003 and 2002 were $2.7 million each. Product revenues in 2003 were $2.2 million, a decrease of $250,000 from 2002 product revenues of $2.4 million. The decrease in product revenues resulted from lower sales to the cable markets. The decline in cable products sales were partially offset by sales of products into the long-haul markets during 2003. Contract revenues in 2003 totaled $507,000 versus contract revenues of $116,000 in 2002. The increase in contract revenues resulted from our efforts to develop a product for which our partner, Aurora Networks, compensated us. We generally retain all intellectual property rights to new products we develop under these types of arrangements. License revenues in 2003 totaled $53,000 versus $190,000 in 2002. License fees in 2003 resulted from granting exclusive marketing rights to Aurora Networks for the product being developed under our agreement with them. License fees in 2002 resulted from a distribution license we granted for an exclusive limited time to distribute one of our video gateway products: that exclusive license has since expired.

Cost of Revenues

Total cost of revenues in 2003 was $1.4 million, compared to total cost of revenues of $1.5 million in 2002. Product cost of sales in 2003 totaled $1.2 million, compared to $1.5 million in 2002. The decrease in product cost of sales during 2003 was mainly attributable to lower sales volume. Cost of product sales includes the manufacturing fees from our contract manufacturer, our internal operations salaries and other costs. Cost of contract services increased in 2003 to $200,000 from $33,000 in 2002. The increase in contract services costs was due to increased level of effort related to product development under compensated arrangements. Cost of contract services includes salaries of engineering personnel and other costs for technical and development services.

Gross Profits and Margins

Gross profits for 2003 totaled $1.3 million compared to $1.2 million in 2002. Gross profits from product sales were $928,000 and $936,000 in 2003 and 2002, respectively. Gross profits from product sales in 2003 benefited from a more favorable sales mix that was weighted towards the higher margin long-haul products we sell. Gross profits from contract revenues in 2003 increased $224,000, or approximately 270%, over 2002. The increase in contract gross profits is mainly attributable to the higher revenues from contract services, although we experienced an 11.0% decrease in contract gross margin in 2003.

Engineering, Research and Development

Engineering, research and development expenses increased to approximately $1.8 million in 2003 from $1.7 million in 2002, representing a 5% increase year on year. The increase in engineering, research and development expenses was principally due to increased engineering salaries and related benefits. We have increased engineering headcount and other engineering expenses for new product development and other sustaining engineering efforts.

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

Interest Income/(Expense)

Net interest expense totaled $1.0 million in 2003, compared to $1.3 million in 2002. The decrease in net interest expense predominantly results from lower debt financing in 2003 compared to 2002, and from the repayment of approximately $1.2 million in convertible debt. Interest expense includes both amortization of deferred interest and coupon interest related to our European note and convertible note borrowings in 2003 and 2002.

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

In 2003, prior to the IPO, we issued a total of $1.8 million face value convertible notes payable for net proceeds of $1.4 million cash and the refinancing of $228,000 of principal and interest due for notes issued during 2002 that had reached maturity. A total of $102,000 of this convertible debt principal remains outstanding at December 31, 2004. The balance was repaid or converted into common stock. In connection with the 2003 convertible debt, we also issued 131,801 warrants to purchase our common stock with an average exercise price of $6.00.

From January 30, 1998 through December 31, 2004, we incurred losses totaling $45.5 million. We have not yet achieved profitability, and we remain a risky enterprise. Our existing capital resources may not be sufficient to fund operations for at least the next twelve months. At December 31, 2004, we had working capital of $1.5 million. Cash and cash equivalents at December 31, 2004 totaled $929,000, versus $7.8 million at December 31, 2003.

In January and February 2005, we raised a total of $2.8 million in a private placement of 864,229 shares of 7% mandatorily-redeemable Convertible Preferred Stock with which we also issued 432,115 common stock warrants with an exercise price of $4.20 per share. Based on our current commitments, we believe we have adequate working capital. However, in order to finance our ambitious growth plans, we will seek to raise additional equity capital in the near term.

Also, on February 14, 2003, we entered into a $1 million revolving line of credit with Laurus. This revolving line of credit (“the LOC”) is secured by our accounts receivables and other assets, and we have the ability to draw down advances under the LOC subject to limits. Unless renewed by us, the LOC will expire in our first quarter of 2006. Under the terms of the LOC, Laurus can convert advances made to us into our common stock at a fixed conversion price of $6.78 per share. In connection with the LOC, we issued warrants to purchase 12,500 shares of our common stock at $6.78 per share. At December 31, 2004, no balance was outstanding under this LOC. We are considering entering into a new line of credit to finance our receivables and inventory to replace the existing Laurus LOC.

We are not yet profitable. We need to increase our sales substantially to become profitable. For the foreseeable future, we expect to incur substantial additional expenditures associated with cost of sales, marketing, and research and development, in addition to increased costs associated with staffing for management,. Additional capital will be required to fully implement our business strategies and fund our plan for future growth and business development.

At December 31, 2004, we had no material commitments other than our operating leases. Our future capital requirements will depend upon many factors, including the timing of research and product development efforts, the possible need to acquire new technology, the expansion of our sales and marketing efforts, and our expansion internationally. We expect to continue to expend significant amounts in all areas of our operations.

Cash used in operations in 2004 was approximately $6.9 million, compared to $5.7 million for 2003. The increase in cash used in operations in 2004 compared to the prior year was due primarily to the $1.6 million adjustment in 2003 for accretion of debt discount and debt conversion expense.

Cash used in investing activities in 2004 was $204,000, compared to $308,000 in 2003. Cash used in investing activities in 2004 and 2003 was related to the purchase of engineering product development and testing equipment and systems software. We anticipate the need for continued purchases of such equipment and software.

Cash provided by financing activities in 2004 was $222,000, compared to cash provided of $13.4 million in 2003. Cash provided by financing activities in 2004 came principally from the exercise of warrants to purchase our common stock by one of the investors in our convertible notes issued in 2003, partially offset by repayments of lease obligations. Our successful public offering in July and August 2003 provided cash, after expenses, of $13.1 million. We also raised $1.6 million from the issuance of convertible debt in 2003, most of which was later redeemed in the same year for $1.2 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to customer revenues, bad debts, inventories, intangible assets, income taxes, restructuring costs and contingencies and litigation. We base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Product Revenue

We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. Significant management judgments and estimates must be made in connection with the measurement of revenue in a given period. We follow specific and detailed guidelines for determining the timing of revenue recognition. At the time of the transaction, we assess a number of factors including specific contract and purchase order terms, completion and timing of delivery to the common-carrier, past transaction history with the customer, the creditworthiness of the customer, evidence of sell-through to the end user, and current payment terms. Based on the results of the assessment, we may recognize revenue when the products are shipped or defer recognition until evidence of sell-through occurs or cash is received. We recorded $256,000 of deferred revenue on our December 31, 2004 balance sheet as a result of this policy, primarily arising from shipments to our Japanese distributor, Frontiers. Deferred revenue which we have recorded which is related to the Frontiers shipments will, in accordance with the policy, be recognized as revenue when Frontiers has resold these products to end customers. Estimated warranty costs are calculated based on historical experience and are recorded at the time revenue is recognized. Our products generally carry a one-year warranty from the date of purchase.

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

BALANCE SHEET ITEMS:

Inventory

We record inventory, which consists primarily of raw materials used in the production of video gateways and related products, at the lower of cost or market. Cost is determined principally on the average cost method. Provisions for potentially obsolete or slow-moving inventory are made based on an analysis of inventory levels and future sales forecasts. The provision is re-measured at each balance sheet date. At December 31, 2004, we had accrued $127,000 for potentially obsolete or slow-moving inventory.

Allowances for Doubtful Accounts

We perform credit evaluations of our customers, and historically have not required collateral or deposits. We establish allowances for doubtful accounts based upon current economic trends, contractual terms and conditions and historical customer payment practices, as well as for known or expected events. If there were to be a deterioration of a major customer’s creditworthiness, or if actual defaults were higher than our historical experience, our operating results and financial position could be adversely affected.

Indemnification Arrangements and Guarantees

In connection with our adoption of FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, the following disclosures are made with respect to our product warranties.

We provide a limited warranty for our products. A provision for the estimated warranty cost is recorded at the time revenue is recognized. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related revenue is recognized. The amount of liability to be recorded is based on management’s best estimate of future warranty costs expected to be incurred for its products still under warranty at the time of measurement. This estimate is derived from analyzing trends in product failure rates and trends in actual product repair costs incurred. Our standard product warranty extends one year from date of sale; however, we may warrant products for periods greater than one year under certain circumstances. The following table summarizes the activity in the liability accrual related to product warranty during the twelve months ended December 31, 2004:

(in thousands)
Balance at December 31, 2003	$78
Decrease in accrual related to change in estimates	(11)
Actual warranty costs incurred in the period	(38)

Balance at December 31, 2004	$29

We also undertake indemnification obligations in the ordinary course of business related to our products, the licensing of our software, and the issuance of securities. Under these arrangements, we may indemnify other parties such as business partners, customers, and underwriters, for certain losses suffered, claims of intellectual property infringement, negligence and intentional acts in the performance of services, and violations of laws including certain violations of securities laws. Our obligation to provide such indemnification in such circumstances would arise if, for example, a third party sued a customer for intellectual property infringement and we agreed to indemnify the customer against such claims. We are unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to our indemnification obligations. Some of the factors that would affect this assessment include, but are not limited to, the nature of the claim asserted, the relative merits of the claim, the financial ability of the parties, the nature and amount of damages claimed, insurance coverage that we may have to cover such claims, and the willingness of the parties to reach settlement, if any. Because of the uncertainty surrounding these circumstances, our indemnification obligations could range from immaterial to having a material adverse impact on our financial position and our ability to continue in the ordinary course of business.

Capitalized Software Development Costs

In connection with our adoption of AICPA SOP 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, we have capitalized, or may capitalize in the future, certain of our software development costs in conformity with SOP 98-1. These pronouncements require capitalization of costs once certain criteria are met. In the case of SOP 98-1, costs to be capitalized are limited to: employee wages and related costs to the extent of direct effort in the development; external direct material and services consumed; and interest expense incurred.

At December 31, 2004, we had capitalized $11,000 of our software engineering and test engineering costs incurred during the year for the development of software tools for internal use. These tools comprise various new elements and improvements to existing elements of our Automated Test Program (ATP) that is used to test our current suite of products and product software code currently under development. The costs capitalized consisted primarily of the salaries and employee benefits of our personnel directly involved in the development efforts and direct costs associated with third parties hired to assist with the development. We anticipate that we will capitalize a material amount of this type of software development costs in 2005.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as special purpose entities (“SPEs”).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123(R)), Share-Based Payment, which is a revision of FASB Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in Statement 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS 123(R) on July 1, 2005. A component of SFAS 123(R) includes one of the following options: (a) modified-prospective method, (b) the modified-retrospective method, restating all prior periods or (c) the modified-retrospective method, restating only the prior interim periods of 2005.

As permitted by SFAS 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation expense for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend in part on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), we have not recognized any operating cash flows for such excess tax deductions in any of the periods presented. We are currently in the process of evaluating the impact of SFAS 123(R) on our financial statements, including different option-pricing models and which transition method to select.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. SFAS 153 amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions. SFAS 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not currently believe that SFAS 153 will have a significant impact on our financial condition and results of operations.

In December 2004, FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP FAS 109-2) was issued, providing guidance under SFAS 109, Accounting for Income Taxes for recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004, enacted on October 22, 2004. FSP FAS 109-2 allows time beyond the financial reporting period of enactment to evaluate the effects of the Jobs Act before applying the requirements of FSP FAS 109-2. We are currently in the process of evaluating the potential effects of the Jobs Act and have not adjusted our tax expense or deferred tax liability to reflect the requirements of FSP FAS 109-2.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, to amend the guidance in Chapter 4, Inventory Pricing, of FASB Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires these costs be treated as current period charges. Additionally, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the impact of SFAS 151 on our financial position, results of operations and liquidity.

In March 2004, the FASB issued EITF 03-1, The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments, which provided guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the impact of EITF 03-1 once final guidance is issued.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We would be exposed to changes in interest rates or foreign currency exchange rates primarily from any marketable securities and investments in certain available-for-sale securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate or foreign currency exchange rate changes. At December 31, 2004, we did not have any marketable securities or investments in available-for-sale securities, nor did we have any sales denominated in a currency other than the United States dollar. Our cash equivalents’ principal would not be materially changed by changes in interest rates, but as the short term instruments mature and roll over, we would be able to earn more interest in the future if interest rates rise Our $1 million revolving line of credit from Laurus has a floating interest rate, and at December 31, 2004, we maintained a zero balance on this facility.

ITEM 8. FINANCIAL STATEMENTS

Our consolidated financial statements at December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2004, 2003, and 2002, are included in this report at pages F-3 through F-22.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer, John R. Zavoli, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 Rule 13a-15(e)) concluded that as of December 31, 2004, our disclosure controls and procedures were effective.

ITEM 9B. OTHER INFORMATION

On October 29, 2004, we entered into amendments of the restricted stock award agreements between us and John R. Zavoli, our Chief Executive Officer, and between us and David Carnevale, our Vice President of Corporate Development, to provide that if the vesting date for any tranche of their restricted stock falls during a closed window period under our insider trading policy, vesting shall not occur until 14 days after the window re-opens.

On October 20, 2004, we terminated the OEM Agreement we had with Scientific-Atlanta.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be set forth under the captions “Election of Directors”, Executive Officers” and “Section 16(a) Beneficial Ownership Compliance” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2005 Annual Meeting of Stockholders (the “Proxy Statement”), which is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Executive Compensation”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Certain Relationships and Related Transactions”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Principal Accounting Fees and Services”.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of This Report

1.	The following financial statements are filed as a part of this report under Item 8—Financial Statements and Supplementary Data:

Report of Swenson Advisors, LLP, Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets

•	Consolidated Statements of Operations

•	Consolidated Statements of Stockholders’ Equity

•	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements

2.	Financial statement schedules.

All consolidated financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

3.	Exhibits: The exhibits filed with this report, or incorporated by reference herein, are set forth on the Exhibit Index included herein.

EXHIBIT LIST

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended. (2)

3.1.1	Certificate of Amendment of Certificate of Incorporation, as filed with the Delaware Secretary of State on February 28, 2002. (3)

3.1.2	Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State on July 22, 2003, effecting a reverse split of outstanding shares of common stock to be effective as of 12:01 a.m. EDT on July 23, 2003. (20)

3.2	Amended and Restated Bylaws. (2)

3.3	Certificate of Designations of Preferred Stock to be Designated 7% Convertible Preferred Stock, as filed with the Delaware Secretary of State on January 27, 2005. (24)

4.3	Warrant Agreement (including form of Warrant to Purchase Common Stock). (15)

4.4	Purchase Warrant dated July 30, 2003, issued to Paulson Investment Company, Inc. (15)

4.5	Purchase Warrant dated July 30, 2003, issued to I-Bankers Securities Incorporated. (15)

4.16	Stock Purchase Warrant, dated March 28, 2003, issued to Palisades Master Fund L.P.(13)

4.18	Stock Purchase Warrant, dated March 28, 2003, issued to HPC Capital Management.(13)

4.21	Form of Stock Purchase Warrant to Purchase Shares of Common Stock.(18)

4.22	Securities Purchase Agreement, dated May 21, 2003, among Path 1, Amstgeld Global Custody BV, and NV Administratieskantoor opgericht door Bankierskantoor M. van Embden NV.(18)

4.24	Form of 7% Convertible Debenture Due May 21, 2005.(18)

4.25	Form of Stock Purchase Warrant.(18)

10.4+	Technology License Agreement between us and Leitch Technology Corporation, dated April 10, 2000. (2)

10.5#	Form of Officer and Director Indemnification Agreement. (18)

10.6	Path 1 Network Technologies Inc. 2000 Stock Option/Stock Issuance Plan. (7)

10.7	Form of Notice of Grant under the 2000 Stock Option/Stock Issuance Plan. (7)

10.8	Form of Stock Option Agreement under the 2000 Stock Option/Stock Issuance Plan. (7)

10.21	Path 1 Network Technologies 2001 Employee Stock Purchase Plan. (3)

10.23#	Employment Agreement with Frederick A. Cary, dated September 7, 2001. (8)

10.23.1#	Amendment of Employment Agreement and Restricted Stock Award Agreement, dated March 29, 2004, between Frederick Cary and us (21)

10.25#	Employment Agreement with David A. Carnevale dated November 6, 2001. (1)

10.29#	Employment Agreement with John R. Zavoli dated October 16, 2002. (1)

10.32.1	Amendment to Consulting Agreement between us and Del Mar Consulting Group, Inc. dated September 16, 2003. (15)

10.34	Subscription Agreement between us and Meewui de Kraker dated, October 24, 2001. (3)

10.35	Promissory note between us and Meewui de Kraker, dated October 24, 2001. (3)

Exhibit Number	Description
10.37	Default Judgement obtained against Meeuwi deKraker filed on October 21, 2002. (1)

10.44	Form of Convertible Note issued to the April and May 2002 European investors. (12)

10.45	Form of Warrant issued to the April and May 2002 European investors. (12)

10.48	125,000 warrants issued to Laurus Master Fund, Ltd. (10)

10.51	Allonge to Warrant Dated May 16, 2002 dated November 7, 2002 with Path 1 and Laurus Master Fund, Ltd. (11)

10.52	Purchase and Security Agreement dated February 13, 2003 with Laurus Master Fund, Ltd. (1)

10.53	Registration Rights Agreement dated February 13, 2003 with Laurus Master Fund, Ltd. (1)

10.55	Form of Convertible Note with Laurus Master Fund, Ltd. dated February 13, 2003. (1)

10.56	Form of Warrant with Laurus Master Fund, Ltd. dated February 13, 2003. (1)

10.57+	OEM Agreement, dated May 8, 2003 between us and Aurora Networks, Inc. (19)

10.58+	Agreement, dated May 27, 2003 between us and Aurora Networks, Inc. (19)

10.59 #	Restricted Stock Award Agreement dated October 23, 2003 between the Company and Frederick Cary. (16)

10.60 #	Restricted Stock Award Agreement dated October 23, 2003 between the Company and John Zavoli. (16)

10.61 #	Restricted Stock Award Agreement dated October 23, 2003 between the Company and David Carnevale. (16)

10.62 #	Restricted Stock Award Agreement dated October 23, 2003 between the Company and Pat Bohana. (16)

10.63 +	Letter agreement dated January 22, 2004, amending the Integrated QAM Development Agreement (2003) and Reseller Agreement (2003), between Aurora Networks and us. (21)

10.64 #	2004 Equity Incentive Plan. (22)

10.65 #	Form of Notice of Grant/Stock Option Agreement under the 2004 Equity Incentive Plan. (23)

10.66 #	Jeff C. Hale employment letter agreement. (23)

10.67	Mark Buckner letter agreement. (23)

10.68 #	David Houillion Restricted Stock Award Agreement. (23)

10.69 #	Restricted Stock Award Agreement between us and Lester Briney, dated July 12, 2004. (23)

10.70 #	John Zavoli Amendment of Employment Letter Agreement. (23)

10.71 #	Amendment to John Zavoli Restricted Stock Award Agreement. (23)

10.72 #	Amendment to David Carnevale Restricted Stock Award Agreement. (23)

10.73	Amendment to Stock Option Agreement of Dr. Moshe Nazarathy. (23)

10.74	Securities Purchase Agreement, dated January 26, 2005. (24)

10.75	Registration Rights Agreement, dated January 26, 2005. (24)

10.76	Form of Warrant to Purchase Shares of Common Stock (January 27, 2005/February 18, 2005). (24)

10.77	Form of Warrant to Purchase Shares of Common Stock, dated February 18, 2005. The warrants were issued to Jonathan Hodson-Walker (21,606 warrants), John C. Bowen (10,606 warrants) and Nicolas A. McCoy (10,606 warrants). (25)

Exhibit Number	Description
10.78	Second Amendment to Restricted Stock Award Agreement between us and John R. Zavoli, dated March 8, 2005. (26)

10.79*	Lease Agreement Between Pointe Camino Windell LLC and us dated January 26, 2005.

10.80	Letter Agreement between Ronald Fellman and us dated September 12, 2003 related to repurchase of stock. (15)

10.83	Securities Repurchase Agreement. (19)

21	List of subsidiaries. (10)

23.1*	Consent of Swenson Advisors, LLP, Independent Registered Public Accounting Firm.

24*	Power of Attorney (included on signatures page hereof).

31*	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a-14 (a).

32*	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a-14 (b).

*	Filed Herewith
#	Indicates management contract or compensatory plan or arrangement.
+	Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the “Mark”). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to the Company’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934.
(1)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003.
(2)	This exhibit was filed as a part of, and is hereby incorporated by reference to, our Registration Statement on Form 10 filed with the Securities and Exchange Commission (the “Commission”) on May 23, 2000, as amended by Form 10/A filed with Commission on June 19, 2000.
(3)	This exhibit was previously filed as a part of, and is hereby the incorporated by reference to, our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on April 15, 2002.
(7)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the Commission on August 14, 2001.
(8)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 13, 2001.
(10)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Registration Statement on Form SB-2, filed with the Commission on June 7, 2002.
(11)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed with the Commission on November 18, 2002.
(12)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Registration Statement on Form SB-2 filed on August 7, 2002, and Form SB-2/A filed on August 26, 2002.
(13)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the Commission on May 19, 2003.
(15)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(16)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on April 14, 2004.
(18)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Registration Statement on Form SB-2, filed with the Commission on May 22, 2003.
(19)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Amendment No. 1 to Registration Statement on Form SB-2, filed with the Commission on June 13, 2003.

(20)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Form 8-K filed with the Commission on July 23, 2003.
(21)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the Commission on May 17, 2004.
(22)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Commission on August 12, 2004.
(23)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Commission on November 5, 2004.
(24)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Form 8-K filed with the Commission on January 31, 2005.
(25)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Form 8-K filed with the Commission on February 22, 2005.
(26)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Form 8-K filed with the Commission on March 9, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2005

PATH 1 NETWORK TECHNOLOGIES INC.

By:	/s/ JOHN R. ZAVOLI
John R. Zavoli President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Power of Attorney

We, the undersigned directors and/or officers of PATH 1 NETWORK TECHNOLOGIES INC. (the “Company”), hereby severally constitute and appoint John R. Zavoli and David W. Houillion and each of them individually, with full powers of substitution and re-substitution, our true and lawful attorneys, with full powers to them and each of them to sign for us, in our names and in the capacities indicated below, to the Company’s Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2004 filed with the SEC, and any and all amendments to the Annual Report, and to file or cause to be filed the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of them might or could do in person, and hereby ratifying and confirming all that said attorneys, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney.

Signature	Title	Date

/s/ JOHN R. ZAVOLI John R. Zavoli	President and Chief Executive Officer and Chief Financial Officer and Secretary and Director (Principal Executive and Financial Officer)	March 28, 2005

/s/ DAVID W. HOUILLION David W. Houillion	Chief Accounting Officer (Principal Accounting Officer)	March 28, 2005

/s/ FREDERICK A. CARY Frederick A. Cary	Chairman of the Board	March 28, 2005

/s/ JAMES A. BIXBY James A. Bixby	Director	March 28, 2005

/s/ MARK D. BUCKNER Mark D. Buckner	Director	March 28, 2005

Robert B. Clasen	Director	March 28, 2005

/s/ ROBERT L. PACKER Robert L. Packer	Director	March 28, 2005

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended. (2)

3.1.1	Certificate of Amendment of Certificate of Incorporation, as filed with the Delaware Secretary of State on February 28, 2002. (3)

3.1.2	Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State on July 22, 2003, effecting a reverse split of outstanding shares of common stock to be effective as of 12:01 a.m. EDT on July 23, 2003. (20)

3.2	Amended and Restated Bylaws. (2)

3.3	Certificate of Designations of Preferred Stock to be Designated 7% Convertible Preferred Stock, as filed with the Delaware Secretary of State on January 27, 2005. (24)

4.3	Warrant Agreement (including form of Warrant to Purchase Common Stock). (15)

4.4	Purchase Warrant dated July 30, 2003, issued to Paulson Investment Company, Inc. (15)

4.5	Purchase Warrant dated July 30, 2003, issued to I-Bankers Securities Incorporated. (15)

4.16	Stock Purchase Warrant, dated March 28, 2003, issued to Palisades Master Fund L.P.(13)

4.18	Stock Purchase Warrant, dated March 28, 2003, issued to HPC Capital Management.(13)

4.21	Form of Stock Purchase Warrant to Purchase Shares of Common Stock.(18)

4.22	Securities Purchase Agreement, dated May 21, 2003, among Path 1, Amstgeld Global Custody BV, and NV Administratieskantoor opgericht door Bankierskantoor M. van Embden NV.(18)

4.24	Form of 7% Convertible Debenture Due May 21, 2005.(18)

4.25	Form of Stock Purchase Warrant.(18)

10.4+	Technology License Agreement between us and Leitch Technology Corporation, dated April 10, 2000. (2)

10.5#	Form of Officer and Director Indemnification Agreement. (18)

10.6	Path 1 Network Technologies Inc. 2000 Stock Option/Stock Issuance Plan. (7)

10.7	Form of Notice of Grant under the 2000 Stock Option/Stock Issuance Plan. (7)

10.8	Form of Stock Option Agreement under the 2000 Stock Option/Stock Issuance Plan. (7)

10.21	Path 1 Network Technologies 2001 Employee Stock Purchase Plan. (3) (14)

10.23#	Employment Agreement with Frederick A. Cary, dated September 7, 2001. (8)

10.23.1#	Amendment of Employment Agreement and Restricted Stock Award Agreement, dated March 29, 2004, between Frederick Cary and us (21)

10.25#	Employment Agreement with David A. Carnevale dated November 6, 2001. (1)

10.29#	Employment Agreement with John R. Zavoli dated October 16, 2002. (1)

10.32.1	Amendment to Consulting Agreement between us and Del Mar Consulting Group, Inc. dated September 16, 2003. (15)

10.34	Subscription Agreement between us and Meewui de Kraker dated, October 24, 2001. (3)

10.35	Promissory note between us and Meewui de Kraker, dated October 24, 2001. (3)

Exhibit Number	Description
10.37	Default Judgement obtained against Meeuwi deKraker filed on October 21, 2002. (1)

10.44	Form of Convertible Note issued to the April and May 2002 European investors. (12)

10.45	Form of Warrant issued to the April and May 2002 European investors. (12)

10.48	125,000 warrants issued to Laurus Master Fund, Ltd. (10)

10.51	Allonge to Warrant Dated May 16, 2002 dated November 7, 2002 with Path 1 and Laurus Master Fund, Ltd. (11)

10.52	Purchase and Security Agreement dated February 13, 2003 with Laurus Master Fund, Ltd. (1)

10.53	Registration Rights Agreement dated February 13, 2003 with Laurus Master Fund, Ltd. (1)

10.55	Form of Convertible Note with Laurus Master Fund, Ltd. dated February 13, 2003. (1)

10.56	Form of Warrant with Laurus Master Fund, Ltd. dated February 13, 2003. (1)

10.57+	OEM Agreement, dated May 8, 2003 between us and Aurora Networks, Inc. (19)

10.58+	Agreement, dated May 27, 2003 between us and Aurora Networks, Inc. (19)

10.59 #	Restricted Stock Award Agreement dated October 23, 2003 between the Company and Frederick Cary. (16)

10.60 #	Restricted Stock Award Agreement dated October 23, 2003 between the Company and John Zavoli. (16)

10.61 #	Restricted Stock Award Agreement dated October 23, 2003 between the Company and David Carnevale. (16)

10.62 #	Restricted Stock Award Agreement dated October 23, 2003 between the Company and Pat Bohana. (16)

10.63 +	Letter agreement dated January 22, 2004, amending the Integrated QAM Development Agreement (2003) and Reseller Agreement (2003), between Aurora Networks and us. (21)

10.64 #	2004 Equity Incentive Plan. (22)

10.65 #	Form of Notice of Grant/Stock Option Agreement under the 2004 Equity Incentive Plan. (23)

10.66 #	Jeff C. Hale employment letter agreement. (23)

10.67	Mark Buckner letter agreement. (23)

10.68 #	David Houillion Restricted Stock Award Agreement. (23)

10.69 #	Restricted Stock Award Agreement between us and Lester Briney, dated July 12, 2004. (23)

10.70 #	John Zavoli Amendment of Employment Letter Agreement. (23)

10.71 #	Amendment to John Zavoli Restricted Stock Award Agreement. (23)

10.72 #	Amendment to David Carnevale Restricted Stock Award Agreement. (23)

10.73	Amendment to Stock Option Agreement of Dr. Moshe Nazarathy. (23)

10.74	Securities Purchase Agreement, dated January 26, 2005. (24)

10.75	Registration Rights Agreement, dated January 26, 2005. (24)

10.76	Form of Warrant to Purchase Shares of Common Stock (January 27, 2005/February 18, 2005). (24)

10.77	Form of Warrant to Purchase Shares of Common Stock, dated February 18, 2005. The warrants were issued to Jonathan Hodson-Walker (21,606 warrants), John C. Bowen (10,606 warrants) and Nicolas A. McCoy (10,606 warrants). (25)

Exhibit Number	Description
10.78	Second Amendment to Restricted Stock Award Agreement between us and John R. Zavoli, dated March 8, 2005. (26)

10.79*	Lease Agreement Between Pointe Camino Windell LLC and us dated January 26, 2005.

10.80	Letter Agreement between Ronald Fellman and us dated September 12, 2003 related to repurchase of stock. (15)

10.83	Securities Repurchase Agreement. (19)

21	List of subsidiaries. (10)

23.1*	Consent of Swenson Advisors, LLP, Independent Registered Public Accounting Firm.

24*	Power of Attorney (included on signatures page hereof).

31*	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a-14 (a).

32*	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a-14 (b).

*	Filed Herewith
#	Indicates management contract or compensatory plan or arrangement.
+	Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the “Mark”). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to the Company’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934.
(1)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003.
(2)	This exhibit was filed as a part of, and is hereby incorporated by reference to, our Registration Statement on Form 10 filed with the Securities and Exchange Commission (the “Commission”) on May 23, 2000, as amended by Form 10/A filed with Commission on June 19, 2000.
(3)	This exhibit was previously filed as a part of, and is hereby the incorporated by reference to, our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on April 15, 2002.
(7)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the Commission on August 14, 2001.
(8)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 13, 2001.
(10)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Registration Statement on Form SB-2, filed with the Commission on June 7, 2002.
(11)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed with the Commission on November 18, 2002.
(12)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Registration Statement on Form SB-2 filed on August 7, 2002, and Form SB-2/A filed on August 26, 2002.
(13)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the Commission on May 19, 2003.
(15)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(16)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on April 14, 2004.
(18)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Registration Statement on Form SB-2, filed with the Commission on May 22, 2003.
(19)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Amendment No. 1 to Registration Statement on Form SB-2, filed with the Commission on June 13, 2003.

(20)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Form 8-K filed with the Commission on July 23, 2003.
(21)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the Commission on May 17, 2004.
(22)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Commission on August 12, 2004.
(23)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Commission on November 5, 2004.
(24)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Form 8-K filed with the Commission on January 31, 2005.
(25)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Form 8-K filed with the Commission on February 22, 2005.
(26)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Form 8-K filed with the Commission on March 9, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Path 1 Network Technologies Inc.

We have audited the accompanying consolidated balance sheets of Path 1 Network Technologies Inc. (a Delaware corporation) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Path 1 Network Technologies Inc. and subsidiaries at December 31, 2004 and 2003, and the results of its operations and its cash flows for the three years in the period ended December 31, 2004, in conformity with United States generally accepted accounting principles.

SWENSON ADVISORS, LLP

Independent Registered Public Accounting Firm

San Diego, California

March 15, 2005

PATH 1 NETWORK TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except for share data)

	December 31,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$929	$7,807
Accounts receivable, net	810	510
Inventory	541	393
Other current assets	468	74

Total current assets	2,748	8,784
Property and equipment, net	352	382
Debt issuance costs, net	4	62
Other assets	60	49

Total assets	$3,164	$9,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$752	$699
Accrued compensation and benefits	176	119
Deferred revenue	256	—
Current portion of leases payable	21	15
Current portion of notes payable	78	289

Total current liabilities	1,283	1,122
Long-term lease payable	—	14
Notes payable	—	113

Total liabilities	1,283	1,249

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 6,820,606 and 6,578,324 shares issued and outstanding at December 31, 2004, and December 31, 2003, respectively; 2,777 shares held in treasury	7	7
Additional paid in capital	48,743	47,699
Deferred compensation	(1,357)	(1,300)
Accumulated deficit	(45,512)	(38,378)

Total stockholders’ equity	1,881	8,028

Total liabilities and stockholders’ equity	$3,164	$9,277

See accompanying notes to the consolidated financial statements.

PATH 1 NETWORK TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of dollars, except for per share data)

	Years Ended December 31,
	2004	2003	2002
Revenues
Product revenue	$3,127	$2,152	$2,416
License revenue	20	53	190
Contract revenue	20	507	116
Other revenues	26	9	—

Total revenues	3,193	2,721	2,722

Cost of revenues
Cost of product sales	2,192	1,224	1,480
Cost of contract services	7	200	33

Total cost of revenues	2,199	1,424	1,513

Gross profit	994	1,297	1,209

Operating expenses
Engineering research and development	1,912	1,798	1,712
Sales and marketing	2,739	1,688	639
General and administrative	3,082	3,907	2,833
Stock-based compensation	272	50	253

Total operating expenses	8,005	7,443	5,437

Operating loss	(7,011)	(6,146)	(4,228)

Other income (expenses)
Interest expense, net	(102)	(1,040)	(1,314)
Loss on sale of securities	—	—	(590)
Other income (expense)	(21)	2	—
Loss on extinguishment of debt	—	(262)	—

Total other expenses	(123)	(1,300)	(1,904)

Net loss from continuing operations	(7,134)	(7,446)	(6,132)
Discontinued operations	—	—	(317)

Net loss	$(7,134)	$(7,446)	$(6,449)

Loss per common share—basic and diluted	$(1.06)	$(2.10)	$(4.46)

Weighted average shares outstanding	6,738	3,544	1,447

See accompanying notes to the consolidated financial statements.

PATH 1 NETWORK TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, US dollars, except for per share data)

For the years ended December 31, 2004, 2003 and 2002

	Preferred Stock		Common Stock		Additional Paid-in Capital	Notes Receivable from Stockholders	Accumulated Comprehensive Income (Loss)	Deferred Compensation	Accumulated Deficit	Common Stock to be Issued	Total Stockholders Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2001	—	$—	1,383	$1	$26,808	$(86)	$(616)	$(276)	$(24,482)	$—	$1,349
Repayment of stockholder loans						86					86
Exercise of options to purchase common stock for cash			9		58						58
Issuance of stock options to consultants for services					50						50
Amortization of deferred compensation								226			226
Issuance of stock in litigation settlement			17		545						545
Issuance of stock to convertible note holders			169	1	1,108					12	1,121
Issuance of stock in disposal of Sistolic			6		61						61
Discount on notes payable					1,875						1,875
Debt conversion costs					207						207
Realized loss on marketable securities							616				616
Net loss for the year ended December 31, 2002									(6,449)		(6,449)

Balance at December 31, 2002	—	$—	1,584	$2	$30,712	$—	$—	$(50)	$(30,932)	$12	$(256)

See accompanying notes to the consolidated financial statements.

PATH 1 NETWORK TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, US dollars, except for per share data)

For the years ended December 31, 2004, 2003 and 2002

	Preferred Stock		Common Stock		Additional Paid-in Capital	Notes Receivable from Stockholders	Accumulated Comprehensive Income (Loss)	Deferred Compensation	Accumulated Deficit	Common Stock to be Issued	Total Stockholders Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2002	—	$—	1,584	$2	$30,712	$—	$—	$(50)	$(30,932)	$12	$(256)
Issuance of shares through IPO			4,313	4	13,962						13,966
Capitalized IPO costs					(913)						(913)
Issuance of stock to convertible note holders			374	1	1,367					(12)	1,355
Issuance of shares to executive officers			310		1,300			(1,300)			0
Issuance of shares to consultants			25		138						138
Repurchase of founder shares			(28)		(93)						(93)
Amortization of deferred compensation								50			50
Amortization of consultant options					21						21
Discount on notes payable					944						944
Debt conversion costs					731						731
Repurchase of 7% convertible notes payable					(470)						(470)
Net loss for the year ended December 31, 2003									(7,446)		(7,446)

Balance at December 31, 2003	—	$—	6,578	$7	$47,699	$—	$—	$(1,300)	$(38,378)	$—	$8,028

See accompanying notes to the consolidated financial statements.

PATH 1 NETWORK TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, US dollars, except for per share data)

For the years ended December 31, 2004, 2003 and 2002

	Preferred Stock		Common Stock		Additional Paid-in Capital	Notes Receivable from Stockholders’	Accumulated Comprehensive Income (Loss)	Deferred Compensation	Accumulated Deficit	Common Stock to be Issued	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2003	—	$—	6,578	$7	$47,699	$—	$—	$(1,300)	$(38,378)	$—	$8,028
Conversion of notes payable to common stock			102		458						458
Exercise of warrants			44		239						239
Debt conversion expense					15						15
Amortization of deferred compensation								272			272
Restricted stock grants to executives			95		329			(329)			—
Options exercised			1		3						3
Net loss for the year ended December 31, 2004									(7,134)		(7,134)

Balance at December 31, 2004	—	$—	6,820	$7	$48,743	$—	$—	$(1,357)	$(45,512)	$—	$1,881

See accompanying notes to the consolidated financial statements.

PATH 1 NETWORK TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss from continuing operations	$(7,134)	$(7,446)	$(6,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	294	496	461
Amortization of deferred compensation	272	71	276
Issuance of stock in lieu of cash	—	137
Interest expense paid in stock	15	78	—
Accretion of debt discount & debt conversion expense	133	1,640	1,419
Notes issued for salary reduction	—	—	33
Loss on extinguishment of debt	—	85	—
Loss on investment	—	—	590
Changes in assets and liabilities
Accounts receivable	(300)	(72)	(116)
Inventory	(148)	—	(315)
Other current assets	(394)	(59)	192
Other assets	—	(250)	(312)
Accounts payable and accrued liabilities	53	(232)	48
Accrued compensation and benefits	57	(38)	(328)
Deferred revenue	256	(60)	60

Cash used in operations	(6,896)	(5,650)	(4,124)

Cash flows from investing activities:
Sale of marketable securities	—	—	578
Capitalized software development—Internal use tools	(11)	—	—
Purchase of property and equipment	(193)	(308)	(164)

Cash provided by (used in) investing activities	(204)	(308)	414

Cash flows from financing activities:
Issuance of common stock	—	13,055	1,785
Repurchase of treasury shares	—	(93)	—
Issuance of notes	—	1,620	1,371
Repayments of notes	(21)	(1,213)	—
Proceeds from exercise of options	3	—	—
Proceeds from exercise of warrants	240	—	—
Cash from extinguishment of shareholder notes	—	—	86

Cash provided by financing activities	222	13,369	3,242

Cash flows from continuing operations	(6,878)	7,411	(468)
Cash flows from discontinued operations	—	—	(317)

Increase (decrease) in cash and cash equivalents	(6,878)	7,411	(785)
Cash and cash equivalents, beginning of period	7,807	396	1,181

Cash and cash equivalents, end of period	$929	$7,807	$396

Supplemental cash flow disclosures:
Issuance of common stock as deferred compensation	$329	$1,519	$—

Capitalized debt issuance costs in connection with beneficial conversion charges and warrants	$—	$944	$1,951

Conversion of notes to common stock	$442	$1,277	$—

Retirement of 4% convertible notes by issuance of 7% convertible notes	$—	$228	$—

Purchase of equipment for note payable	$13	$30	$—

Issuance of common stock in Felber settlement	$—	$—	$545

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

REVENUE RECOGNITION

The Company generates revenue primarily from the sale of its video gateway products. The Company sells its products through direct sales channels and through distributors or resellers. Generally, product revenue is generated from the sale of video gateway products. The Company also derives revenue from contract services and license fees.

Product Revenue

The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. Significant management judgments and estimates must be made in connection with the measurement of revenue in a given period. The

PATH 1 NETWORK TECHNOLOGIES INC.

Notes to Consolidated Financial Statements—(Continued)

Company follows specific and detailed guidelines for determining the timing of revenue recognition. At the time of the transaction, the Company assesses a number of factors including specific contract and purchase order terms, completion and timing of delivery to the common-carrier, past transaction history with the customer, the creditworthiness of the customer, evidence of sell-through to the end user, and current payment terms. Based on the results of the assessment, the Company may recognize revenue when the products are shipped or defer recognition until evidence of sell-through occurs or cash is received. Estimated warranty costs are calculated based on historical experience and are recorded at the time revenue is recognized. The Company’s products generally carry a one-year warranty from the date of purchase.

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

Allowances for Doubtful Accounts, Returns and Discounts

The Company performs credit evaluations of its customers, and historically has not required collateral or deposits. The Company establishes allowances for doubtful accounts based upon current economic trends, contractual terms and conditions and historical customer payment practices, as well as for known or expected events. If there were to be a deterioration of a major customer’s creditworthiness, or if actual defaults were higher than its historical experience, its operating results and financial position could be adversely affected.

Indemnification Arrangements and Guarantees

In connection with the Company’s adoption of FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, the following disclosures are made with respect to the Company’s product warranties.

The Company provides a limited warranty for its products. A provision for the estimated warranty cost is recorded at the time revenue is recognized. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related revenue is recognized. The amount of liability to be recorded is based on management’s best estimate of future warranty costs expected to be incurred for its products still under warranty at the time of measurement. This estimate is derived from analyzing trends in product failure rates and trends in actual product repair costs incurred. The Company’s standard product warranty extends one year from date of sale; however, the Company may warrant products for periods greater than one year under certain circumstances. The following table summarizes the activity in the liability accrual related to product warranty during the twelve months ended December 31, 2004:

(in thousands)
Balance at December 31, 2003	$78
Decrease in accrual related to change in estimates	(11)
Actual warranty costs incurred in the period	(38)

Balance at December 31, 2004	$29

PATH 1 NETWORK TECHNOLOGIES INC.

Notes to Consolidated Financial Statements—(Continued)

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

SOFTWARE DEVELOPMENT COSTS

The Company has capitalized, or may capitalize in the future, certain of its software development costs in conformity with AICPA SOP 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires capitalization of costs once certain criteria are met; costs to be capitalized are limited to: employee wages and related costs to the extent of direct effort in the development; external direct material and services consumed; and interest expense incurred.

At December 31, 2004, the Company had capitalized a portion of its software engineering and test engineering costs incurred during the year for the development of software tools for internal use. These tools comprise various new elements and improvements to existing elements of the Company’s Automated Test Program (ATP) that is used to test the Company’s current suite of products and product software code currently under development. The costs capitalized consisted primarily of the salaries and employee benefits of the Company’s personnel directly involved in the development efforts and direct costs associated with third parties hired to assist with the development.

Once internal use software tools are fully-developed and deployed, the Company will amortize the final capitalized amount over the remaining useful lives, currently estimated to be 30 months, of the products supported. Additionally, at each subsequent balance sheet date the asset will be reviewed for impairment and, if impaired, be adjusted accordingly.

PATH 1 NETWORK TECHNOLOGIES INC.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the activity related to capitalized software development costs during the twelve months ended December 31, 2004:

(in thousands)
Capitalized software assets:
Balance at December 31, 2003	$—
Costs capitalized during the period	11
Impairment write-down of asset during the period	—

Balance at December 31, 2004	$11

Accumulated amortization of capitalized software assets:
Balance at December 31, 2003	$—
Amortization expense recorded during the period	—

Balance at December 31, 2004	$—

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

The Company accounts for equity instruments issued to non-employees using the fair value method in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

The Company recorded non-cash, stock-based compensation charges of $272,000, $50,000 and $253,000 in 2004, 2003 and 2002, respectively.

The Company has adopted the disclosure-only provision of SFAS No. 123, Accounting for Stock Based Compensation. Accordingly, no compensation expense has been recognized for the stock options issued to employees or directors in accordance with SFAS No. 123. If compensation expense had been determined

PATH 1 NETWORK TECHNOLOGIES INC.

Notes to Consolidated Financial Statements—(Continued)

consistent with SFAS No. 123, as compared to the intrinsic method in accordance with APB 25, the Company’s net loss would have been changed to the following pro forma amounts (in thousands of dollars except per share data):

	Years Ended December 31,
	2004	2003	2002
Net loss, as reported	$(7,134)	$(7,446)	$(6,449)
Plus: Stock-based employee compensation	81	141	973

Pro forma net loss	$(7,215)	$(7,587)	$(7,422)

Basic and diluted loss per share:
As reported	$(1.06)	$(2.10)	$(4.46)

Pro forma	$(1.07)	$(2.14)	$(5.13)

The effects are not likely to be representative of the effects on pro forma net income or loss in future years.

The fair value of options granted in 2004, 2003, and 2002 are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected life of three to four years; expected dividend yield of zero percent; expected volatility of 86.1 percent, 100 percent and 100 percent for 2004, 2003 and 2002 respectively; and risk-free interest rate of six percent for 2004, 2003 and 2002.

NET LOSS PER SHARE

Basic and diluted net loss per share has been computed in accordance with SFAS No. 128, Earnings Per Share, using the weighted-average number of shares of common stock outstanding during the period. Common stock equivalents for the twelve months ended December 31, 2004, 2003 and 2002 consisting of options and warrants outstanding to purchase approximately 3,868,000, 3,624,000 and 713,000 shares of common stock, respectively, were not included in the calculation of diluted earnings per share because of the anti-dilutive effect.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as special purpose entities (“SPEs”)

Recently Issued Accounting Standards

In December, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123(R)), Share-Based Payment, which is a revision of FASB Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in Statement 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS 123(R) on July 1, 2005. A component of SFAS 123(R) includes one of the following options: (a) modified-prospective method, (b) the modified-retrospective method, restating all prior periods or (c) the modified-retrospective method, restating only the prior interim periods of 2005. A determination as to which of the three options we will adopt will be made at a later date.

PATH 1 NETWORK TECHNOLOGIES INC.

Notes to Consolidated Financial Statements—(Continued)

As permitted by SFAS 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation expense for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend in part on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), we have not recognized any operating cash flows for such excess tax deductions in any of the periods presented. We are currently in the process of evaluating the impact of SFAS 123(R) on our financial statements, including different option-pricing models and which transition method to select.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. SFAS 153 amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions. SFAS 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not currently believe that SFAS 153 will have a significant impact on our financial condition and results of operations.

In December 2004, FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP FAS 109-2) was issued, providing guidance under SFAS 109, Accounting for Income Taxes for recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004, enacted on October 22, 2004. FSP FAS 109-2 allows time beyond the financial reporting period of enactment to evaluate the effects of the Jobs Act before applying the requirements of FSP FAS 109-2. We are currently in the process of evaluating the potential effects of the Jobs Act and have not adjusted our tax expense or deferred tax liability to reflect the requirements of FSP FAS 109-2.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, to amend the guidance in Chapter 4, Inventory Pricing, of FASB Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires these costs be treated as current period charges. Additionally, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the impact of SFAS 151 on our financial position, results of operations and liquidity.

In March 2004, the FASB issued EITF 03-1, The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments, which provided guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure

PATH 1 NETWORK TECHNOLOGIES INC.

Notes to Consolidated Financial Statements—(Continued)

requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the impact of EITF 03-1 once final guidance is issued.

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

The loss on disposal related to the Sistolic business unit for the years ended December 31, 2002 and 2001 have been included in discontinued operations. The Company recorded a loss of $317,000 from discontinued operations for the year ended December 31, 2002. The Company’s loss from discontinued operations for the year ended December 31, 2001 was $1,829,000.

The pro-forma financial information presented below is the unaudited consolidated statements of operations based on the assumption that the Company had not acquired the subsidiary in February 2001.

CONDENSED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002

(in thousands)

(unaudited)

	Consolidated	Sistolic	Pro forma Adjustments	Pro forma w/o Sistolic
	(audited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$2,722	$—		$2,722
Cost of revenues	1,513	—		1,513

Gross profit	1,209	—		1,209
Operating expenses	5,754	317 (a)	$(57)	5,380

Operating loss	(4,545)	(317)		(4,171)
Other (expense)	(1,609)	—		(1,609)

Net loss	$(6,154)	$(317)		$(5,780)

(a)	Administrative costs incurred from disposal

PATH 1 NETWORK TECHNOLOGIES INC.

Notes to Consolidated Financial Statements—(Continued)

3. COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

	DECEMBER 31,
	2004	2003
	(in thousands of dollars)
Other current assets:
Prepaid insurance expenses	$300	$13
Other prepaid expenses	85	60
Deferred costs	83	0
Other	0	1

	$468	$74

	DECEMBER 31,
	2004	2003
	(in thousands of dollars)
Property and equipment, net:
Computer equipment	$555	$517
Test equipment	686	600
Furniture and fixtures	153	74

	1,394	1,191
Less accumulated depreciation	(1,042)	(809)

	$352	$382

Depreciation expense for the Company’s property and equipment total $233,000 and $179,000 for the years ended December 31, 2004 and 2003.

	DECEMBER 31,
	2004	2003
	(in thousands of dollars)
Accounts payable and accrued liabilities:
Trade accounts payable	$633	$544
Other accrued liabilities	90	77
Warranty reserves	29	78

	$752	$699

4. NOTES PAYABLE

In 2002 and 2003, the Company closed private placements of aggregate $4.4 million in face value of convertible notes payable and warrants and received cash proceeds, net of issuance costs, of approximately $3.7 million from accredited investors.

PATH 1 NETWORK TECHNOLOGIES INC.

Notes to Consolidated Financial Statements—(Continued)

During the twelve months ended December 31, 2004, approximately $443,000 of note principal along with accrued interest was converted into the Company’s common stock. The carrying value of the convertible notes payable, excluding the Company’s line of credit, at December 31, 2004, is as follows:

(in thousands)
Face value of convertible notes payable	$102
Unamortized discount related to warrants	(4)
Unamortized discount related to beneficial conversion feature	(20)

Carrying value of convertible notes payable, net of discount	$78

•	Interest expense related to convertible notes for the twelve months ended December 31, 2004, includes coupon interest of approximately $15,000; non-cash interest expense of approximately $20,000 pertaining to the discount related to the warrants; and non-cash interest expense of approximately $98,000 pertaining to the discount related to the beneficial conversion feature.

•	Amortization of debt issuance costs for the twelve months ended December 31, 2004, was $58,000.

On August 6, 2003, the Company repurchased $1.2 million in face value of convertible notes, plus accrued unpaid interest, for approximately $1.4 million. The Company recorded a loss of $262,000 related to the early extinguishment of the notes.

On February 14, 2003, the Company entered into a $1 million revolving line of credit with Laurus. This revolving line of credit (“the LOC”) is secured by the Company’s accounts receivables and other assets, and the Company has the ability to draw down advances under the LOC subject to limits. Under the terms of the LOC, Laurus can convert advances made to the Company into common stock at a fixed conversion price of $6.78 per share. In connection with the LOC, the Company issued warrants to purchase 12,500 shares of the Company’s Common Stock at $6.78 per share. On February 14, 2003, the Company borrowed a $300,000 advance under the LOC. The Company recorded a non-cash debt discount of $23,000 in its quarter ended March 31, 2003. During the three months ended September 30, 2003, the Company obtained an additional $200,000 advance under the LOC. The Company has repaid $500,000 under the terms of the LOC and has fully amortized the debt discount. The carrying value of the LOC at December 31, 2004, was zero.

The maturities of the Company’s notes payable at December 31, 2004, are as follows (in thousands of dollars):

Short-term notes payable consist of the following at December 31, 2004:

7% Euro notes due May, 2005 (net of unamortized debt discount of $24,000) (convertible into 26,179 shares of common stock)	$78

$78

Long-term notes payable consist of the following at December 31, 2004:

7% Euro notes due May, 2005 (net of unamortized debt discount of $24,000) (convertible into 26,179 shares of common stock)	$78
Less: Current maturities included in current liabilities	(78)

$—

PATH 1 NETWORK TECHNOLOGIES INC.

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2004, the maturity of long-term debt, net of discount, is $78,000 in 2005.

5. COMMITMENTS

The Company leases its office facilities and certain office equipment under operating lease agreements that expire at various times. The Company’s current office lease expires in April 2005 through which period the monthly payment is approximately $19,000. The Company has signed a one year lease for this property that expires April 30, 2006. Rent expense totaled $233,000 for the year ended December 31, 2004, $232,000 for the year ended December 31, 2003, and $155,000 for the year ended December 31, 2002.

Annual future minimum lease obligations for operating leases as of December 31, 2004 are as follows (in thousands of dollars):

Year Ended December 31,	Amount
2005	$224
2006	88

$312

6. STOCKHOLDERS’ EQUITY

As of December 31, 2004, the Company was authorized to issue 40 million Common shares, par value $.001 per share.

As of December 31, 2004, the Company was authorized to issue 10 million Preferred shares, $.001 par value per share. No such shares were issued and outstanding as of December 31, 2004.

NON-PLAN OPTION GRANTS MADE WITHOUT STOCKHOLDER APPROVAL

Prior to the adoption of the 2000 Plan and outside of any existing stock option plan, the Company granted non-statutory stock options for the purchase of Common Stock to employees, directors or consultants of the Company. These stock options were not granted as part of a specific plan and were not approved by the stockholders. The exercise price of these options ranged between $3.60 and $48.00, with a weighted average exercise price of $6.78. Options to purchase up to an aggregate of 147,518 shares were issued. These options were issued in 1999 with a seven year exercise term. At December 31, 2004, 79,840 Non-plan options remain outstanding.

2000 STOCK OPTION/STOCK ISSUANCE PLAN

On August 21, 2000, the Company adopted the 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”) that provides for the grant of incentive and non-statutory stock options for the purchase of Common Stock to employees, directors or consultants of the Company. The 2000 Plan authorizes the Company to issue up to 710,000 shares of Common Stock. The options generally vest and become exercisable either immediately or over one to four years. Options expire no more than ten years after the date of grant, or earlier if the employment terminates or as determined by the Board of Directors. At December 31, 2004, there were 282,350 options and 405,000 shares of unvested restricted stock outstanding under the 2000 Plan; 19,403 shares remain available for grant within this plan.

PATH 1 NETWORK TECHNOLOGIES INC.

Notes to Consolidated Financial Statements—(Continued)

2004 EQUITY INCENTIVE PLAN

On July 16, 2004, the Company adopted the 2004 Equity Incentive Plan (the “2004 Plan”) that provides for the grant of incentive and non-statutory stock options for the purchase of Common Stock to employees, directors or consultants of the Company. The 2004 Plan authorizes the Company to issue up to 900,000 shares of Common Stock. The options generally vest and become exercisable either immediately or over one to four years. Options expire no more than ten years after the date of grant, or earlier if the employment terminates or as determined by the Board of Directors. At December 31, 2004, within the 2004 Plan there were 370,000 options outstanding and 529,250 shares remained available for grant.

The following table summarizes all options, on a reverse-split-adjusted basis, outstanding and exercisable as of December 31, 2004:

	Outstanding			Exercisable
Exercise Price Range	Options	Weighted- Avg. Remaining Contractual Life in Years	Weighted- Avg. Exercise Price	Options	Weighted- Avg. Exercise Price
$0-5.00	455,303	8.0	$3.25	451,135	$3.25
$5.01-10.00	81,733	4.8	$6.91	81,733	$6.91
$10.01-20.00	28,652	4.3	$12.94	28,652	$12.94
$20.01-30.00	150,460	3.8	$25.78	137,907	$25.84
$30.01 +	16,042	3.2	$40.86	13,541	$41.65

	732,190	8.5	$9.49	712,968	$9.16

The following table of stock option activity includes the 2000 Plan and 2004 Plan as well as 152,889 options, of which 79,840 remain outstanding at December 31, 2004, issued outside of the Plans. The Company’s stock option transactions from January 1, 2002 are summarized as follows (in thousands of shares):

	Options	Weighted- Avg. Exercise Price
Outstanding at December 31, 2001	713	$23.34
Granted	266	$10.74
Forfeited	-277	$25.62
Exercised	-9	$6.78

Outstanding at December 31, 2002	693	$17.88
Granted	37	$5.34
Forfeited	-275	$17.80
Exercised	0	$—

Outstanding at December 31, 2003	455	$16.23
Granted	381	$3.17
Forfeited	-103	$15.89
Exercised	-1	$3.24

Outstanding at December 31, 2004	732	$9.49

Exercisable at December 31, 2004	713	$9.16

PATH 1 NETWORK TECHNOLOGIES INC.

Notes to Consolidated Financial Statements—(Continued)

STOCK-BASED COMPENSATION

During the twelve months ended December 31, 2004, the Company granted 381,000 stock options to employees and consultants with vesting periods ranging from two to four years in quarterly installments. Additionally, 95,000 shares of unvested restricted stock were awarded to executives of the Company during the year. None of the restricted shares granted in 2004 have vested at December 31, 2004. The Company recorded $329,000 of deferred compensation related to restricted stock grants in 2004, and will recognize stock-compensation expense as the shares vest.

In November 2003, the Company’s executive officers surrendered all of their vested and unvested options outstanding in exchange for restricted stock grants totaling 310,000 shares. The Company recorded a deferred compensation charge totaling $1.3 million for the restricted stock awarded in 2003. Of the restricted stock awarded in 2003, 65,000 shares vested during the year and the Company recorded a $272,000 charge to stock-based compensation expense. The balance of the restricted shares awarded in 2003 remained unvested at December 31, 2004.

COMMON SHARES RESERVED FOR FUTURE ISSUANCE

At December 31, 2004, common shares subject to outstanding but unvested restricted stock grants or reserved for future issuance under the 2000 Plan, the 2004 Plan and existing non-Plan outstanding stock options and under outstanding warrants consist of the following (in thousands):

	December 31, 2004	December 31, 2003
Stock options issued and outstanding	732	455
Unvested restricted shares issued and outstanding	340	310
Shares reserved for future issuance	549	36
Common stock warrants	3,136	3,170

Total reserved	4,757	3,971

PATH 1 NETWORK TECHNOLOGIES INC.

Notes to Consolidated Financial Statements—(Continued)

7. INCOME TAXES

Significant components of the Company’s deferred tax assets are shown below (in thousands of dollars). A valuation allowance of approximately $17,284,000 has been recognized at December 31, 2004 to offset the deferred tax assets due to management’s determination that as a result of the Company’s accumulated deficit and uncertainty as to future taxable income, it is more likely than not the deferred tax assets will not be realized in the future (in thousands of dollars):

	December 31, 2004	December 31, 2003
Deferred tax assets:
Net operating loss carryforwards	$14,778	$12,154
Research and development credits carryforwards	1,229	1,059
Deferred compensation	613	503
Capital loss carryforward	516	516
Other, net	148	144

Total deferred tax assets	17,284	14,376
Valuation allowance	(17,284)	(14,376)

Net deferred tax assets	$—	$—

At December 31, 2004, the Company has federal and California net operating loss carryforwards of approximately $36.2 million and $26.1 million respectively. The federal and California net operating loss carryforwards will begin expiring in 2018 and 2008, respectively, unless previously utilized. The Company also has federal and California research tax credit carryforwards of approximately $760,000 and $722,000, respectively, which will begin to expire in 2018 unless previously utilized. The Company’s capital loss carryforwards of approximately $1,300,000 will begin to expire in 2005.

Pursuant to Internal Revenue Code Sections 382 and 383, the annual use of the Company’s net operating loss, research tax credits, and capital loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50%, which occurs within a three year period. The Company has not performed a detailed analysis to ascertain whether there has been such a change in ownership that would limit such net operating loss, research tax credits and capital loss carryforwards.

8. EMPLOYEE BENEFITS

In November 2000, the Company adopted a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees who are at least 21 years of age are eligible to participate in the plan. Under the terms of the plan, the Company can match thirty percent of an employee’s contribution, up to six percent of his or her annual salary. The Company made matching contributions of $3,847 for the period January 1, 2002, to March 29, 2002, when the Company ceased making matching contributions.

9. SEGMENTS

For the purpose of applying Statement of Financial Accounting Standards No. 131, management determined that the Company has only one operating segment during the three years 2002, 2003, and 2004.

PATH 1 NETWORK TECHNOLOGIES INC.

Notes to Consolidated Financial Statements—(Continued)

10. SUMMARY OF UNAUDITED QUARTERLY RESULTS OF OPERATIONS

Summarized below are quarterly financial data for 2004 and 2003 (in thousands, except per share data):

	Quarter
	1ST	2ND	3RD	4TH
2004
Net Loss	$(2,835)	$(1,945)	$(1,006)	$(1,347)
Basic and Diluted Loss Per Share	$(0.42)	$(0.29)	$(0.15)	$(0.20)

Weighted Average Shares Used In Calculation	6,676	6,684	6,764	6,817

	Quarter
	1ST	2ND	3RD	4TH
2003
Net Loss	$(1,327)	$(987)	$(2,906)	$(2,227)
Basic and Diluted Loss Per Share	$(0.83)	$(0.61)	$(0.64)	$(0.35)

Weighted Average Shares Used In Calculation	1,593	1,615	4,528	6,355

11. SUBSEQUENT EVENTS (UNAUDITED)

On January 26, 2005 the Company entered into a Securities Purchase Agreement (the “Agreement”) and a related Registration Rights Agreement, with certain accredited investors. On January 27, 2005, pursuant to the Agreement, the Company sold to a group of accredited investors 556,538 shares of the Company’s 7% mandatorily-redeemable Convertible Preferred Stock (the “Preferred Stock”), and issued to those investors warrants to purchase up to 278,268 shares of the Company’s Common Stock (the “Warrants”). A Warrant to purchase one-half share of Common Stock was issued in connection with the purchase of each share of Preferred Stock. The per share purchase price of the Preferred Stock (with 0.5 Warrant) was $3.25, and the Warrants carry an exercise price of $4.20 per share. The Company’s gross receipts from the sale of the shares of Preferred Stock (with Warrants) were $1,808,750. On February 18, 2005, under the Agreement, the Company sold to other accredited investors at a second closing a total of 307,691 shares of Preferred Stock and 153,847 Warrants, for $1,000,000. In total, under the two closings, the Company sold 864,229 shares of Preferred Stock and 432,115 Warrants, for gross receipts of $2,808,750.

The Preferred Stock accrues dividends at the rate of $0.2275 per share per year, and dividends are cumulative and are payable semi-annually. The Preferred Stock is convertible at the option of the holder into shares of Common Stock at a conversion price of $3.25 per share, subject to specified antidilution adjustments. The Preferred Stock shall be automatically redeemed in four years for $3.25 per share plus accumulated but unpaid dividends. The Company has the right to redeem the Preferred Stock earlier upon certain conditions.

The financing was led by investor Gryphon Master Fund, L.P. The Company paid Gryphon Master Fund, L.P. a fee of $30,000 to cover its expenses incurred in connection with this financing.