Form 10-Q
period 2005-03-31
PATH 1 NETWORK TECHNOLOGIES INC
filed 2005-05-16
CIK 1059404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to                     .

Commission File Number 001-15609

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

As of April 30, 2005, 6,882,221 shares of the registrant’s common stock were outstanding.

PATH 1 NETWORK TECHNOLOGIES INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2005

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Path 1 Network Technologies Inc.

Consolidated Balance Sheets

(in thousands, except shares data)

	March 31, 2005	December 31, 2004
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$1,755	$929
Accounts receivable, net	949	810
Inventory	497	541
Other current assets	376	468

Total current assets	3,577	2,748

Property and equipment, net	333	352
Debt issuance costs, net	1	4
Issuance costs for mandatorily-redeemable preferred stock	274	-
Other assets	190	60

Total assets	$4,375	$3,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$655	$752
Accrued compensation and benefits	135	176
Deferred revenue	240	256
Current portion of leases payable	16	21
Current portion of notes payable, net	93	78

Total current liabilities	1,139	1,283
Mandatorily-redeemable preferred shares, net (note 11)	745	-

Total liabilities	1,884	1,283

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 864,229 and nil shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively (note 11)	-	-
Common stock, $0.001 par value; 40,000,000 shares authorized; 6,841,606 and 6,820,606 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively; 2,777 shares held in treasury	7	7
Additional paid in capital	51,025	48,743
Deferred compensation	(1,442)	(1,357)
Accumulated deficit	(47,099)	(45,512)

Total stockholders’ equity	2,491	1,881

Total liabilities and stockholders’ equity	$4,375	$3,164

See accompanying notes to these consolidated financial statements.

Path 1 Network Technologies Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues
Product revenue	$830	$351
License revenue	-	20
Contract revenue	16	-
Other revenue	18	18

Total revenues	864	389

Cost of revenues
Cost of product revenues	266	410

Gross profit	598	(21)

Operating expenses
Engineering, research and development	940	656
Sales and marketing	808	1,350
General and administrative	346	775

Total operating expenses	2,094	2,781

Operating loss	(1,496)	(2,802)
Other expenses
Interest expense, net	(88)	(30)
Other expense	(3)	(3)

Total other expenses	(91)	(33)

Net loss	$(1,587)	$(2,835)

Net loss per share	$(0.24)	$(0.42)

Weighted average shares used in loss per share calculation	6,746	6,676

See accompanying notes to these consolidated financial statements.

Path 1 Network Technologies Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,587)	$(2,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59	108
Bad debt expense	(58)	-
Accretion of debt discount	93	54
Changes in assets and liabilities
Accounts receivable	(81)	81
Inventory	44	(464)
Other current assets	92	(203)
Other assets	(306)	1
Accounts payable and accrued liabilities	(96)	500
Accrued compensation and benefits	(41)	256
Deferred revenue	(16)	113

Cash used in operations	(1,897)	(2,389)

Cash flows from investing activities:
Purchase of property and equipment	(37)	(111)
Capitalization of software development costs	(99)	-

Cash used in investing activities	(136)	(111)

Cash flows from financing activities:
Exercise of options	75	-
Issuance of common stock	-	239
Repayment of notes	(5)	(4)
Issuance of preferred stock	2,789	-

Cash provided by financing activities	2,859	235

Increase (decrease) in cash	826	(2,265)
Cash and cash equivalents, beginning of period	929	7,807

Cash and cash equivalents, end of period	$1,755	$5,542

Supplemental cash flow disclosures:
Capitalized costs associated with beneficial conversion charges and warrants	$2,122	$-

Conversion of notes and accrued interest to common stock	$-	$331

Acquisition of equipment	$-	$9

Issuance of restricted stock to executives	$85	$-

See accompanying notes to these consolidated financial statements.

Path 1 Network Technologies Inc.

Notes to the Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying consolidated balance sheet at March 31, 2005, the consolidated statements of operations for the three-month periods ended March 31, 2005 and 2004, and the consolidated statements of cash flows for the three-month periods ended March 31, 2005 and 2004, have been prepared by Path 1 Network Technologies Inc. (the “Company”) and have not been audited. The consolidated balance sheet at December 31, 2004 has been audited. These consolidated quarterly financial statements, in the opinion of management, include all adjustments, consisting only of normal and recurring adjustments, necessary to state fairly the financial information set forth therein, in accordance with accounting principles generally accepted in the United States. These quarterly consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004. The interim consolidated financial information contained in this filing is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2005.

Reclassifications

Certain reclassifications have been made to prior periods financial statements to conform to current year presentation.

Recently Issued Accounting Standards

In March 2005, the FASB issued Interpretation No.47 (FIN 47), Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective no later than the end of fiscal years ending after December 15,2005. We have not determined what effect, if any, FIN 47 will have on our financial condition or results of operations.

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123(R), Share-Based Payment, which is a revision of SFAS 123. SFAS 123(R) supersedes APB Opinion No. 25, and amends SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values and pro forma disclosure will no longer be an alternative. The Company has not yet quantified the impact that adoption of SFAS 123(R) will have on its financial statements, but expects such impact to be material. On April 14, 2005, the U.S. Securities and Exchange Commission announced, in Staff Accounting Bulletin No. 107, a deferral of the effective date of SFAS 123(R) until the first interim period beginning after December 15, 2005. The Company expects to adopt SFAS 123(R) effective in its first fiscal quarter beginning January 1, 2006. The Company is currently determining how or if the adoption of SFAS 123(R) will impact the magnitude or form of its share-based compensation to employees.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 (SFAS 151). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Adoption of SFAS 151 is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an Amendment of APB No. 29 (SFAS 153). SFAS 153 requires that exchanges of productive assets for similar productive assets should be measured based on the fair value of the assets exchanged except in those instances in which the exchanges of non-monetary assets do not have commercial substance. SFAS 153 is effective prospectively for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of SFAS 153 is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

Note 2 – Stock-based Compensation

The Company currently accounts for stock-based compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) 25, Accounting for Stock Issued to Employees, SFAS Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, and SFAS Interpretation No. 38, Determining the Measurement Date for Stock Option, Purchase, and Award Plans involving Junior Stock. The Company also complies with the disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation.

The Company accounts for equity instruments issued to non-employees using the fair value method in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 48), Accounting for Stock-Based Compensation—Transition and Disclosure. This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company makes the following required disclosure under SFAS 148. The table below provides, on a pro forma basis, the effect employee stock-based compensation would have had on our operating results had the Company used the fair value method of accounting for stock-based compensation arrangements in conformity with SFAS 123 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net loss, as reported	$(1,587)	$(2,835)
Unrecorded stock-based employee compensation resulting from options vested during the period	64	6

Pro forma net loss	$(1,651)	$(2,841)

Basic and diluted loss per share:
As reported	$(0.24)	$(0.42)

Pro forma	$(0.24)	$(0.43)

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

During the three-month periods ended March 31, 2005 and 2004, the Company recorded no stock-based compensation expense related to the amortization of options outstanding to employees and consultants. Stock-based compensation expense is expected to be higher in future quarters due to the planned vesting dates for restricted stock awards granted in earlier periods to company executives.

Note 3 – Private Offering

On January 26, 2005, the Company entered into a Securities Purchase Agreement (the “Agreement”) and a related Registration Rights Agreement, with certain accredited investors. On January 27, 2005, pursuant to the Agreement, the Company sold to a group of accredited investors 556,538 shares of the Company’s mandatorily-redeemable 7% Convertible Preferred Stock (the “Preferred Stock”), and issued to those investors warrants to purchase up to 278,268 shares of the Company’s Common Stock (the “Warrants”). A Warrant to purchase one-half share of Common Stock was issued in connection with the purchase of each share of Preferred Stock. The per share purchase price of the Preferred Stock (with 0.5 Warrant) was $3.25, and the Warrants carry an exercise price of $4.20 per share. The Company’s gross receipts from the sale of the shares of Preferred Stock (with Warrants) were $1,808,750. On February 18, 2005, under the Agreement, the Company sold to other accredited investors at a second closing a total of 307,691 shares of Preferred Stock and 153,847 Warrants, for $1,000,000. In total, under the two closings, the Company sold 864,229 shares of Preferred Stock and 432,115 Warrants, for gross receipts of $2,808,750.

The Preferred Stock accrues dividends at the rate of $0.2275 per share per year, and dividends are cumulative. The Preferred Stock is convertible at the option of the holder into shares of Common Stock at a conversion price of $3.25 per share, subject to specified anti-dilution adjustments. The Preferred Stock shall be automatically redeemed in four years for $3.25 per share plus accumulated but unpaid dividends. The Company has the right to redeem the Preferred Stock earlier upon certain conditions.

The financing was led by investor Gryphon Master Fund, L.P. The Company paid Gryphon Master Fund, L.P. a fee of $30,000 to cover its expenses incurred in connection with this financing.

Note 4 – Management Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Note 5 – Inventory

The Company records inventory, which consists primarily of raw materials used in the production of video gateways and related products and finished goods, at the lower of cost or market. Cost is determined principally on the average cost method. Provisions for potentially obsolete or slow-moving inventory are made based on an analysis of inventory levels and future sales forecasts. The provision is re-measured at each balance sheet date. At March 31, 2005, the Company had accrued approximately $127,000 for potentially obsolete or slow-moving inventory.

Note 6 – Revenue Recognition

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

Allowances for Doubtful Accounts, Returns and Discounts

The Company performs credit evaluations on all prospective customers, and historically has not required collateral or deposits. The Company establishes allowances for doubtful accounts based upon current economic trends, contractual terms and conditions and historical customer payment practices, as the well as for known or expected events. If there were to be a deterioration of a major customer’s creditworthiness, or if actual defaults were higher than our historical experience, our operating results and financial position could be adversely affected.

Note 7 – Warranty Reserves, Indemnification Arrangements and Guarantees

In connection with our adoption of FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, the following disclosures are made with respect to our product warranties.

The Company provides a limited warranty for its products. A provision for the estimated warranty cost is recorded at the time revenue is recognized. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related revenue is recognized. The amount of liability to be recorded is based on management’s best estimate of future warranty costs expected to be incurred for its products still under warranty at the time of measurement. This estimate is derived from analyzing trends in product failure rates and trends in actual product repair costs incurred. The Company’s standard product warranty extends one year from date of sale; however, the Company may warrant products for periods greater than one year under certain circumstances. The following table summarizes the activity in the liability accrual related to product warranty during the three months ended March 31, 2005:

(in thousands)
Balance at December 31, 2004	$29
Warranty expense accrued in the current period	3
Actual warranty costs incurred in the period	(6)
Change in accrual related to change in estimates	-

Balance at March 31, 2005	$26

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

Note 8 – Capitalized Software Development Costs

The Company capitalizes certain software development costs in accordance with FASB Statement of Financial Accounting Standards 86 (SFAS 86), Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed and AICPA SOP 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. During the three months ended March 31, 2005, the Company capitalized approximately $99,000 of engineering costs, consisting of $96,000 related to product development under SFAS 86 and $3,000 for development of internal use software tools under SOP 98-1.

The costs capitalized under SFAS 86 during the quarter ended March 31, 2005 consisted primarily of the salaries and employee benefits of the Company’s personnel directly involved in the various software development efforts and direct costs associated with third parties hired to assist with these developments. These capitalized costs were costs incurred to create product masters subsequent to the software product under development achieving technological feasibility as a working model as required by SFAS 86. The Company will capitalize similar future costs incurred to bring this product to general release to the public at which time capitalization will cease and amortization will begin.

While capitalization of costs under SFAS 86 to date, and for the development of a particular software product to be sold, has been recorded under the working model provisions, SFAS 86 also provides for capitalization of costs incurred once a product has achieved technological feasibility under a more structured detail program design model. The Company plans to use the detail program design methodology in the future for software development efforts.

At March 31, 2005, the Company had net software capitalizations totaling $110,000. The capitalized amount will be amortized over an expected twenty-four month period beginning in the second quarter of 2005. The amount of annual expense to be recognized will be the greater of the amount that would be amortized using the straight-line method over the remaining economic life of the product including the period being reported and the amount that would be amortized by the ratio actual period sales of the product bear to the total of current and anticipated future sales of the product. The following table summarizes activity within the capitalized software and related amortization accounts during the three months ended March 31, 2005:

(in thousands)
Capitalized software assets:
Balance at December 31, 2004	$11
Costs capitalized during the period	99
Impairment write-down of asset during the period	-

Balance at March 31, 2005	$110

Accumulated amortization of capitalized software assets:
Balance at December 31, 2004	$-
Amortization expense recorded during the period	-

Balance at March 31, 2005	$-

Note 9 – Off Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as special purpose entities (“SPEs”).

Note 10 – Reportable Operating Segments

We do not have more than one reportable operating segment.

Note 11 – Long-Term Liabilities

Notes Payable

The carrying value of the Company’s convertible note payable, excluding the Company’s line of credit, at March 31, 2005, is as follows:

(in thousands)
Face value of convertible notes payable	$102
Unamortized discount related to warrants	(2)
Unamortized discount related to beneficial conversion feature	(7)

Carrying value of convertible notes payable	$93

The outstanding convertible note payable matures in May 2005. Under the terms of the note, the note principal is convertible at the holder’s option into 26,179 shares of common stock.

The Company maintains a $1 million revolving line of credit (“the LOC”) with Laurus Master Fund LLC. The LOC is secured by the Company’s accounts receivables and other assets, and the Company has the ability to draw down advances under the LOC subject to limits. Under the terms of the LOC, Laurus can convert advances made to the Company into common stock at a fixed conversion price of $6.78 per share. The LOC expires in February 2006. The amount outstanding under the LOC at March 31, 2005, is zero.

Mandatorily-redeemable convertible preferred shares (see Note 3)

In connection with the sale of the convertible preferred shares, which are required to be redeemed by the Company if not converted to the Company’s common stock by January 27, 2009, and the issuance of the warrants as part of the financing transaction, the Company has recorded a long-term liability under FASB Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 requires that mandatorily-redeemable stock be characterized as a liability and that all payments to, or accruals for the benefit of, the holders of the stock that are not a return of principal be treated as interest expense.

The following table shows the carrying value of the long-term liability related to the Company’s convertible preferred shares:

(in thousands)
Amount payable for mandatorily-redeemable preferred shares (convertible into a maximum of 864,229 common shares)	$2,809
Unamortized discount related to warrants	(380)
Unamortized discount related to beneficial conversion feature	(1,684)

Carrying value of mandatorily-redeemable convertible preferred shares	$745

The convertible preferred shares have a cumulative 7% dividend rate and are mandatorily-redeemable for cash if not converted at the holder’s sole discretion into the Company’s common stock by January 27, 2009.

The maximum amount the Company may be required to pay to redeem the convertible preferred stock is approximately $2.8 million.

If all of the convertible preferred shares had been converted into the Company’s common stock on March 31, 2005, The Company would have been required to issue 864,229 common shares with a total fair value of approximately $5.1 million.

Total interest expense for the three months ended March 31, 2005, includes coupon interest on notes payable of approximately $1,700; non-cash interest expense of approximately $17,300 pertaining to discounts related to warrants; and non-cash interest expense of approximately $76,000 pertaining to discounts related to the beneficial conversion features.

Amortization of debt issuance costs for the three months ended March 31, 2005, was approximately $3,000.

Note 12 – Subsequent Events

On April 26, 2005, the Company entered into a Securities Purchase Agreement with certain accredited investors for the private placement sale of $2,595,000 worth of Series B 7% convertible preferred stock and associated common stock warrants. This transaction is, subject to approval of our shareholders, expected to close in the second quarter of 2005. The Series B 7% convertible preferred stock will have terms and conditions similar to those of the 7% convertible preferred stock, including mandatory redemption on January 27, 2009 if not previously converted or redeemed.

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

Video Carriers

Video carriers offer permanent and temporary video transport solutions to broadcasters as an outsourced, bundled service. These carriers own or lease the network infrastructure and rent time and capacity to content owners for delivery of live video material that may be delivered to studios, network affiliates, broadcast centers or headend facilities for ultimate distribution into homes. Our Cx1000 and Ax100 products are currently being used by video carriers to deliver broadcast video in key US and international cities. Customers using our products for long-haul transmission include the Vyvx division of WilTel Communications which used our Cx1000 product to carry both the live primary and backup high definition (“HD”) broadcasts of Super Bowl XXXIX® and Super Bowl XXXVIII® over Vyvx’s HD VenueNet. Vyvx accounted for approximately 8% of our product revenue in 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

Since our inception on January 30, 1998, we have financed our operations primarily through the sale of common equity securities to investors (including our public offering in July/August 2003) and strategic partners, as well as from the issuance of convertible notes.

From January 30, 1998 through March 31, 2005, we incurred losses totaling $47.1 million. We have not yet achieved profitability, and we remain a risky enterprise. We believe that our existing capital resources will enable us to fund operations for at least the next twelve months. At March 31, 2005, we had working capital of $2.4 million. Cash and cash equivalents at March 31, 2005 totaled $1.8 million.

In addition to the $2,808,750 we raised in the first quarter of 2005 by a private placement of 7% convertible preferred stock and associated common stock warrants, we entered into an agreement on April 26, 2005 to raise an additional $2,595,000 by a private placement of Series B 7% convertible preferred stock and associated common stock warrants. This transaction is, subject to shareholder approval, expected to close in the second quarter of 2005. The Series B 7% convertible preferred stock will have terms and conditions similar to those of the 7% convertible preferred stock, including mandatory redemption on January 27, 2009 if it has not previously been converted or redeemed.

The $2,808,750 private placement is reflected on our balance sheet as a long-term liability at its net carrying value. The 7% convertible preferred stock is treated as a liability, rather than equity, for accounting purposes because of its mandatory redemption feature. As a result of the transaction, we recorded a liability equal to the aggregate redemption price and a discount totaling approximately $2,122,000 that was booked to additional paid-in capital. The discount results from an embedded beneficial conversion feature and detachable warrants to purchase common stock with fair values of $1,748,000 and $374,000, respectively. These deferred interest charges will be amortized on an effective yield basis over four years, or sooner if any preferred stock is previously redeemed or converted, resulting in non-cash interest expense each quarter. At March 31, 2005, the net carrying value of the liability for our mandatorily-redeemable 7% preferred stock was $745,000. The remaining unamortized discount related to beneficial conversion feature and detachable warrants was $1,684,000 and $380,000, respectively.

In February 2003, we entered into a $1 million revolving line of credit with Laurus. This revolving line of credit (“the LOC”) is secured by our accounts receivables and other assets, and we have the ability to draw down advances under the LOC subject to limits. Under the terms of the LOC, Laurus can convert advances made to us into our common stock at a fixed conversion price of $6.78 per share. The balance outstanding on our LOC was nil at March 31, 2005.

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

At March 31, 2005, we had material commitments related to our obligations under our recent preferred stock financing which could require us to repurchase all our 7% convertible preferred stock for $2.8 million in the first quarter of 2009, our operating leases, and a convertible note with a face amount of $102,000 which is due in May 2005. Our future capital requirements will depend upon many factors, including the timing of research and product development efforts, the possible need to acquire new technology, the expansion of our sales and marketing efforts, and our expansion internationally. We expect to continue to expend significant amounts in all areas of our operations.

Cash used in operations was approximately $1.9 million for the three months ended March 31, 2005, compared to $2.4 million for the same period in 2004. The decrease in cash used in operations for the three months ended March 31, 2005, compared to the same period in the prior year, was due primarily to our lower net loss partially offset by the net change in our balance sheet accounts. Cash used in operations for the quarter ended March 31, 2005 also reflects front-loaded third-party engineering expense related to contract payments associated with the ongoing development of our next generation product platform. The $306,000 increase in “other assets” in the first quarter of 2005 was primarily due to the capitalized costs associated with the issuance of our 7% convertible preferred stock.

Cash used in investing activities for the three months ended March 31, 2005, was $136,000, compared to $111,000 for the same period ended March 31, 2004. In the 2005 period, we capitalized $99,000 of engineering costs and acquired $37,000 of engineering equipment. In the 2004 quarter, we purchased $120,000 of equipment for use in our engineering lab and for sales and marketing display equipment.

Cash provided by financing activities for the three-month period ended March 31, 2005, was $2.9 million compared to cash provided of $235,000 for the same period ended March 31, 2004. The cash provided by financing activities in 2005 resulted primarily from the sale of 7% convertible preferred stock while the 2004 provision resulted primarily from the exercise of warrants issued in 2003 in our 7% convertible notes offering.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 vs. Three Months Ended March 31, 2004

For the quarter ended March 31, 2005, net revenue increased $475,000, or 122%, to $864,000, compared to $389,000 during the three-month period ended March 31, 2004. Revenues from sales of products in the first quarter ended March 31, 2005, increased to $830,000, or approximately 136%, from $351,000 in the first quarter ended March 31, 2004. The increase in product revenues in the quarter ended March 31, 2005, versus the same period in the prior year was principally the result of a shift in product mix to higher priced long-haul products in the current year period from lower priced cable products in the prior year period. A majority of our sales in the first quarter of 2005 came from shipments of long-haul products to Vyvx. The mix of our product sales and the prices at which we sell them may fluctuate from period to period. Contract revenues in the first quarter ended March 31, 2005 were $16,000. We had no contract revenues in the prior year quarter. In the first quarter ended March 31, 2005, revenue from license fees was nil compared to $20,000 in the 2004 period. First quarter 2004 license revenues resulted from a final-stage license fee from an agreement entered into between us and Visionary Solutions in 2002. Under the agreement, which, in part, granted the licensee the right to incorporate our TrueCircuit technology into their products, Visionary Solutions was required to pay $20,000 to us at the time that the licensee first produced their products for sale. Other revenues, consisting of royalties, product repairs charges and service agreements fees, were $18,000 for the three months ended March 31, 2005 and March 31, 2004.

Cost of revenues decreased by $144,000, or (35%), to $266,000 in the quarter ended March 31, 2005, from $410,000 in the same quarter last year. The decrease in cost of sales results primarily from a 39% reduction in total units shipped along with a 10% decrease in direct cost per unit produced during the current period versus the prior year period. Cost of products sold consists primarily of raw material costs, warranty costs and labor associated with manufacturing.

Gross profit totaled $598,000 for the quarter ended March 31, 2005, compared to a gross loss of $21,000 in the same quarter last year. The increase in gross profit for the current year period versus the prior year period is mainly attributable to the change in product mix from being heavily weighted towards cable (including shipment of cable products sold at particularly unfavorable prices to a single customer) in 2004 to being heavily weighted towards our long-haul products in 2005.

Engineering, research and development expenses for the quarter ended March 31, 2005, increased 43% to $940,000 from $656,000 in the quarter ended March 31, 2004. The increase is due primarily to higher costs related to contract employees for engineering efforts related to new product development. We continue to spend heavily on engineering expenses for new product development and other sustaining engineering efforts; thus, engineering, research and development expenses are expected to be higher in future quarters as we work to expand our product offerings.

Sales and marketing expenses for the quarter ended March 31, 2005, decreased 40% to $808,000 from $1.35 million for the quarter ended March 31, 2004. The $542,000 decrease in sales and marketing expenses is primarily due to a one-time charge of $400,000 in the 2004 period for the repurchase of the exclusive marketing rights to the integrated QAM product we had developed for Aurora Networks and a most-favored-nation pricing right which Aurora Networks had as a reseller of our products.

General and administrative expenses for the quarter ended March 31, 2005, decreased 55% to $346,000 from $775,000 in the same quarter of the prior year. The $429,000 decrease results principally from a one-time charge of $260,000 in the 2004 period for our former CEO’s severance arrangement as provided for in his employment agreement with us, along with reduced spending on outside consulting fees ($38,000) and lower spending on investor relations ($28,000).

Depreciation and amortization expense for the quarter ended March 31, 2005, was $59,000, compared to $108,000 for the same quarter last year. The decrease in depreciation and amortization expense resulted principally from accelerated amortization of debt issuance costs resulting from the early conversion of convertible debt in the earlier period.

Net interest expense for the quarter ended March 31, 2005 was $88,000 versus $30,000 of expense in the same quarter ended March 31, 2004. The increase in interest expense predominantly results from non-cash deferred interest charges related to the issuance of mandatorily-redeemable convertible preferred shares during the 2005 period.

RISK FACTORS

You should carefully consider the following risks and uncertainties before you invest in our common stock. Investing in our common stock involves risk. If any of the following risks or uncertainties actually occurs, our business, financial condition or results of operations could be materially adversely affected. The following are not the only risks and uncertainties we face. Additional risks and uncertainties of which we are unaware or which we currently believe are immaterial could also materially adversely affect our business, financial condition or results of operations. In any case, the trading price of our common stock could decline, and you could lose all or part of your investment. See also, “Special Note Regarding Forward-Looking Statements.”

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

We have incurred operating losses since our inception in January 1998, and we expect to incur losses and negative cash flow for at least the next several quarters. As of March 31, 2005, our accumulated deficit was approximately $47.1 million. We expect to continue to incur significant operating, sales, marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.

We face competition from established and developing companies, many of which have significantly greater resources, and we expect such competition to grow.

The markets for our products, future products and services are competitive. We face direct and indirect competition from a number of established companies, including Tandberg Television, Thomson, Harris, Aastra and Scientific-Atlanta, as well as development stage companies, and we anticipate that we will face increased competition in the future as existing competitors seek to enhance their product offerings and new competitors emerge. Many of our competitors have greater resources, sell a more complete product line or solution, have higher name recognition, have more established reputations within the industry and maintain stronger marketing, manufacturing, distribution, sales and customer service capabilities than we do.

The technologies that our competitors and we offer are expensive to design, develop, manufacture and distribute. Competitive technologies may be owned and commercialized by established companies that possess substantially greater financial, marketing, technical and other resources than we do and, as a result, such companies may be able to develop their products more rapidly and market their products more extensively than we can.

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

Our product line is relatively narrow, whereas many of our competitors can offer customers a complete solution. Our limited product portfolio represents a significant competitive disadvantage for us.

We may need to raise additional capital in the near future.

Our cash position at March 31, 2005, was $1.8 million. Despite our recent private placements, in which we raised aggregate proceeds of approximately $5.4 million ($2.6 million of which is expected to be received by the end of the second quarter of 2005), given our projected cash burn rate we anticipate we may need to raise additional capital in order to sustain our operations at current levels. We cannot ensure that financing will be available to us on acceptable terms, if at all. Our inability to raise capital when needed would harm our business. In addition, additional equity financing may dilute our stockholders’ interest, and debt financing, if available, may involve restrictive covenants and could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on debt. If adequate funds are not available, we would need to curtail our operations significantly.

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

Delivery of real-time, broadcast-quality video over IP networks is novel and evolving, and it is possible that communication service providers or their suppliers will adopt alternative architectures and technologies for delivering real-time, broadcast-quality video over IP networks or other types of networks that are incompatible with our current or future products. In addition to competing with video over IP vendors, we compete with existing or incumbent alternative technologies and architectures for transporting live broadcast video that have existed for many years such as satellite, circuit switched networks and ATM, and our customers may not be willing to move to using an IP network for transporting live video.

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

We have experienced significant pricing pressure in some of the markets for our products, predominantly the cable market. Due to competitive factors, cable customers have been willing to pay only reduced amounts for our products. This has placed us at a competitive disadvantage with our competitors which have the financial strength to withstand pricing pressures. Most of our competitors in the cable market sell a broader array of products as a bundled solution to cable customers, and these competitors can offer substantial discounts to cable customers on products that compete directly with ours, sometimes even as loss leaders. If we are unable to regain larger margins on such products, we may be forced to exit certain market segments and our results of operations and profitability will be negatively affected.

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

These uncertainties, combined with many potential customers’ measured approaches to corporate spending on technology generally as well as new technologies such as ours, substantially complicate our planning and may reduce prospects for sales of our products. If our prospective customers curtail or eliminate their purchasing programs, decrease their budgets or reduce their purchasing priority, our results of operations could be adversely affected.

Changes in senior management may result in difficulties

On March 29, 2004, Frederick Cary resigned as our chief executive officer and president and was replaced by John Zavoli. On April 26, 2004, Patrick Bohana accepted early retirement from his position as Vice President, Sales and General Manager; on September 1, 2004 we hired Jeff Hale to replace him as Vice President, Sales. On January 24, 2005, we hired Dan McCrary as our new Vice President, Marketing. Changes in senior management of small companies are inherently disruptive, and efforts to implement any new strategic or operating goals may also prove to be disruptive. In addition, until we hire new senior executives to assist him, there is a risk that Mr. Zavoli’s many responsibilities (he is also serving as our chief financial officer, general counsel and secretary) will overwhelm him to the point that he will not be able to devote sufficient attention to one or more of his important roles. We are seeking, but may not be able to successfully hire, a new chief financial officer.

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

To reach our goals, we may need to hire rapidly, while at the same time investing in our infrastructure. We expect that we will also have to expand our facilities. In addition, we will need to successfully train, motivate and manage new employees; expand our sales and support organization; integrate new management and employees into our overall operations; and establish improved financial and accounting systems. Indeed, even without consideration of future needs imposed by any future growth of our business, we need to upgrade several of these areas even to support our present levels of business.

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

In 2004, we had to focus some of our engineering personnel away from their research and development efforts in favor of sustaining engineering efforts to satisfy our customers’ needs relative to existing products. This use of engineering resources could harm our development of new products.

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

We have to vigorously enforce our rights to, and protect our interests in, our intellectual property, and we may not be successful. For example, in March 2005, we filed suit in California Superior Court against QVidia Technologies, Inc. and Ronald Fellman (who was a founder of Path 1) for alleged misappropriation of our proprietary and confidential information. Discovery has not commenced and the case is now pending. There can be no assurance that these efforts will be adequate or prove successful, or that competitors have not or will not independently develop technologies that are substantially equivalent or superior to ours.

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

The market prices for our common stock is likely to be volatile and could be susceptible to wide price fluctuations due to a number of internal and external factors, many of which are beyond our control, including:

•	quarterly variations in operating results and overall financial condition;

•	economic and political developments affecting technology spending generally and adoption of new technologies and products such as ours;

•	customer demand or acceptance of our products and solutions;

•	short-selling programs;

•	stock selling by persons to whom we sold securities in one or more private placements at below-market prices;

•	changes in IT spending patterns and the rate of consumer acceptance of video-on-demand;

•	product sales progress, both positive and negative;

•	the stock market’s perception of the telecommunications equipment industry as a whole;

•	technological innovations by others;

•	cost or availability of components, sub-assemblies and modules used in our products;

•	the introduction of new products or changes in product pricing policies by us or our competitors;

•	proprietary rights disputes or litigation;

•	initiation of or changes in earnings estimates by analysts;

•	additions or departures of key personnel; and

•	sales of substantial numbers of shares of our common stock or securities convertible into or exercisable for our common stock.

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

The Financial Accounting Standards Board recently adopted the previously proposed regulations that will eliminate the ability to account for share-based compensation transactions using the intrinsic method that we currently use and generally would require that such transactions be accounted for using a fair-value-based method and recognized as an expense in our consolidated statement of operations. We will be required to expense stock options granted after December 31, 2005. Currently, we generally only disclose such expenses on a pro forma basis in the notes to our consolidated financial statements in accordance with accounting principles generally accepted in the United States. The adoption of this new accounting regulation will have a significant impact on our results of operations when or if we issue stock options after December 31, 2005, and our stock price could decline accordingly.

Our outstanding convertible preferred stock and warrants and the stock options and bonus stock we offer to our employees, non-employee directors, consultants and advisors could result in ongoing dilution to all stockholders.

We maintain three equity compensation plans: (i) the 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”), pursuant to which we may issue an aggregate of 710,000 options and shares of common stock to employees, officers, directors, consultants and advisors, (ii) the 2001 Employee Stock Purchase Plan (the “Purchase Plan”), pursuant to which our employees are provided the opportunity to purchase our stock through payroll deductions, and (iii) the 2004 Equity Incentive Plan (the “2004 Plan”), pursuant to which we may issue a total of 900,000 options and shares of common stock to employees, officers, directors, consultants and advisors. As of March 31, 2005, 405,000 shares of stock had been granted directly to current and former executives of the

Company and there were options outstanding to purchase 282,350 shares of common stock under our 2000 Plan; 19,403 shares of common stock remained available for issuance under the 2000 Plan. A maximum of 41,667 shares of common stock have been authorized for issuance under the Purchase Plan. As of March 31, 2005, there were options outstanding to purchase 435,231 shares of common stock and 20,000 shares of stock had been granted directly to current executives of the Company under our 2004 Plan; 443,019 shares of common stock remained available for issuance under the 2004 Plan.

In addition, as of March 31, 2005, there were 59,840 shares of common stock subject to outstanding options granted other than under the 2004 Plan, the 2000 Plan or the Purchase Plan. These non-plan options were granted in prior years to various employees, directors, consultants and advisors before the creation of any stock option plan.

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

As of March 31, 2005, there were outstanding warrants to purchase up to 3,610,843 shares of our common stock with a weighted average exercise price of $5.40 per share. The weighted average remaining life for all of the currently outstanding warrants is 3.6 years from March 31, 2005.

In addition, at March 31, 2005, there were 864,229 shares of 7% Convertible Preferred Stock outstanding. These shares are convertible into shares of common stock. And, we expect to issue 792,306 shares of Series B 7% Convertible Preferred Stock in the second quarter of 2005; these shares would also be convertible into shares of common stock. In connection with the issuance of the Series B 7% Convertible Preferred Stock, we would also issue 435,771 common stock warrants (with an exercise price of $3.25 per share), and would reduce the exercise price of 432,115 outstanding warrants from $4.20 per share to $3.25 per share.

Our common stock is subject to the rights and preferences of our mandatorily-redeemable convertible preferred stock.

In January and February 2005, we issued 864,229 shares of 7% Convertible Preferred Stock in a private placement. These shares have an aggregate liquidation preference of $2,808,750 above the common stock, have an aggregate cumulative dividend of approximately $200,000 per year, must be redeemable in four years, and are convertible into common stock (with favorable anti-dilution adjustments if we issue stock below fair market value). Also, without approval of a majority of the 7% Convertible Preferred Stock, we cannot repurchase or redeem common stock (except pursuant to repurchase agreements with service providers) or borrow money or issue debt securities other than in a strategic transaction, in connection with an acquisition of another entity, or pursuant to an independent-directors-approved commercial borrowing transaction, secured lending transaction or lease financing transaction.

We intend to issue, in a private placement in the second quarter of 2005, up to 792,306 shares of Series B 7% Convertible Preferred Stock. Its rights and preferences would be substantially similar to those just stated as to the 7% Convertible Preferred Stock.

We do not intend to pay cash dividends.

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

ITEM	3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We would be exposed to changes in interest rates primarily from any marketable securities and investments in certain available-for-sale securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At March 31, 2005, we did not have any marketable securities or investments in available-for-sale securities, nor did we have any sales denominated in a currency other than the United States dollar. Our cash equivalents’ principal would not be materially changed by changes in interest rates, but as the short term instruments mature and roll over, we would be able to earn more interest in the future if interest rates rise. A one percentage point (100 basis point) increase in interest rates would result in approximately a $17,000 annual increase in our income from cash equivalents, assuming our cash equivalents principal balance remained at its March 31, 2005 level. Our $1 million revolving line of credit from Laurus (which currently has a zero balance outstanding) has a floating interest rate.

ITEM	4. CONTROLS AND PROCEDURES

John Zavoli, who is both our principal executive officer and principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 Rule 13a–15(e)), concluded that as of March 31, 2005, our disclosure controls and procedures were effective.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a defendant in any material legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 30, 2003, the SEC declared effective the registration statement (SEC file no. 333-105638) for our initial public offering of units through underwriters led by Paulson Investment Company, Inc.

We have now completed our use of the $13,055,136 net proceeds of the offering. We used $1,380,000 to pay accrued accounts payable, $1,382,000 to repurchase $1,180,000 principal amount of our 7% convertible debentures, $92,997 to repurchase 27,777 shares of common stock from Ronald Fellman, a total of $100,000 to pay cash bonuses to Frederick Cary and John Zavoli, $9,463,000 to fund negative cash flows from operations and approximately $637,000 to fund negative cash flows from investing activities. Except as discussed in the previous sentence, none of these payments went directly or indirectly to our directors, officers, general partners, affiliates, 10% owners, or any of their associates.

We previously reported on Form 8-K the required information regarding issuance of unregistered equity securities in the first quarter of 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included as part of this report. References to “Path 1” or “us” in this Item 6 mean Path 1 Network Technologies Inc., a Delaware corporation.

Exhibit Number	Description

3.3	Certificate of Designations of Preferred Stock to be Designated 7% Convertible Preferred Stock, as filed with the Delaware Secretary of State on January 27, 2005. (1)

10.74	Securities Purchase Agreement, dated January 26, 2005. (1)

10.75	Registration Rights Agreement, dated January 26, 2005. (1)

10.76	Form of Warrant to Purchase Shares of Common Stock (January 27, 2005/February 18, 2005). (1)

10.77	Form of Warrant to Purchase Shares of Common Stock, dated February 18, 2005. The warrants were issued to Jonathan Hodson-Walker (21,606 warrants), John C. Bowen (10,606 warrants) and Nicolas A. McCoy (10,606 warrants). (2)

10.78	Second Amendment to Restricted Stock Award between us and John R. Zavoli, dated March 8, 2005. (3)

10.79	Lease Agreement Between Pointe Camino Windell LLC and us dated January 26, 2005. (4)

10.89*#	Daniel S. McCrary employment letter agreement.

10.90*#	Restricted Stock Award Agreement between us and Daniel S. McCrary, dated January 26, 2005.

31*	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a–14(a)

32*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 / 18 U.S.C. Section 1350/ SEC Rule 13a-14(b)

* Filed Herewith

# Indicates management contract or compensatory plan or arrangement.

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Form 8-K filed with the Commission on January 31, 2005.

(2)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Form 8-K filed with the Commission on February 22, 2005.

(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Form 8-K filed with the Commission on March 9, 2005.

(4)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Form 10-K filed with the Commission on March 29, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Path 1 Network Technologies Inc.

By:	/S/ JOHN R. ZAVOLI
John R. Zavoli
President and Chief Executive Officer,
Chief Financial Officer, General Counsel and Secretary
Date: May 13, 2005

Exhibit List

References to “us” or “Path 1” in this Exhibit List mean Path 1 Network Technologies Inc., a Delaware corporation

Exhibit Number	Description

3.3	Certificate of Designations of Preferred Stock to be Designated 7% Convertible Preferred Stock, as filed with the Delaware Secretary of State on January 27, 2005. (1)

10.74	Securities Purchase Agreement, dated January 26, 2005. (1)

10.75	Registration Rights Agreement, dated January 26, 2005. (1)

10.76	Form of Warrant to Purchase Shares of Common Stock (January 27, 2005/February 18, 2005). (1)

10.77	Form of Warrant to Purchase Shares of Common Stock, dated February 18, 2005. The warrants were issued to Jonathan Hodson-Walker (21,606 warrants), John C. Bowen (10,606 warrants) and Nicolas A. McCoy (10,606 warrants). (2)

10.78	Second Amendment to Restricted Stock Award between us and John R. Zavoli, dated March 8, 2005. (3)

10.79	Lease Agreement Between Pointe Camino Windell LLC and us dated January 26, 2005. (4)

10.89*#	Daniel S. McCrary employment letter agreement.

10.90*#	Restricted Stock Award Agreement between us and Daniel S. McCrary, dated January 26, 2005.

31*	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a–14(a)

32*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 / 18 U.S.C. Section 1350/ SEC Rule 13a-14(b)

* Filed Herewith

# Indicates management contract or compensatory plan or arrangement.

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Form 8-K filed with the Commission on January 31, 2005.

(2)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Form 8-K filed with the Commission on February 22, 2005.

(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Form 8-K filed with the Commission on March 9, 2005.

(4)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Form 10-K filed with the Commission on March 29, 2005.