Form 10-Q
period 2005-06-30
PATH 1 NETWORK TECHNOLOGIES INC
filed 2005-08-15
CIK 1059404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005.

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

As of July 29, 2005, 6,938,877 shares of the registrant’s common stock were outstanding.

PATH 1 NETWORK TECHNOLOGIES INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2005

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Path 1 Network Technologies Inc.

Consolidated Balance Sheets

(in thousands, except shares data)

	June 30, 2005	December 31, 2004
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$2,852	$929
Accounts receivable, net	985	810
Inventory	312	541
Other current assets	238	468

Total current assets	4,387	2,748

Property and equipment, net	299	352
Issuance costs for debt and mandatorily-redeemable preferred stock, net	535	4
Other assets	133	60

Total assets	$5,354	$3,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$630	$752
Accrued compensation and benefits	129	176
Deferred revenue	104	256
Current portion of leases payable	11	21
Current portion of notes payable, net	—	78

Total current liabilities	874	1,283
Mandatorily-redeemable preferred shares, net (note 11)	2,071	—

Total liabilities	2,945	1,283

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 1,656,535 and nil shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively (note 11)	2	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 6,931,604 and 6,820,606 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively; 2,777 shares held in treasury at June 30, 2005, and December 31, 2004	7	7
Additional paid in capital	52,678	48,743
Deferred compensation	(550)	(1,357)
Accumulated deficit	(49,728)	(45,512)

Total stockholders’ equity	2,409	1,881

Total liabilities and stockholders’ equity	$5,354	$3,164

See accompanying notes to these consolidated financial statements.

Path 1 Network Technologies Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues
Product revenue	$1,139	$1,508	$1,969	$1,859
License revenue	—	1	—	21
Contract revenue		—	16	—
Other revenue	3	—	21	18

Total revenues	1,142	1,509	2,006	1,898

Cost of revenues
Cost of product revenues	507	1,222	773	1,595

Gross profit	635	287	1,233	303

Operating expenses
Engineering, research and development	1,065	770	2,005	1,250
Sales and marketing	636	830	1,444	1,993
General and administrative	408	340	755	1,516
Stock-based compensation	892	272	892	272

Total operating expenses	3,001	2,212	5,096	5,031

Operating loss	(2,366)	(1,925)	(3,863)	(4,728)

Other expenses
Interest expense, net	(167)	(20)	(255)	(50)
Other expense	(1)	—	(4)	(3)

Total other expenses	(168)	(20)	(259)	(53)

Net loss	$(2,534)	$(1,945)	$(4,122)	$(4,781)

Accumulated preferred dividends	$(94)	—	$(94)	—
Net loss available to common shareholders	$(2,628)	$(1,945)	$(4,216)	$(4,781)

Net loss per share	$(0.38)	$(0.29)	$(0.61)	$(0.72)

Weighted average shares used in loss per share calculation	6,898	6,684	6,891	6,684

See accompanying notes to these consolidated financial statements.

Path 1 Network Technologies Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(4,216)	$(4,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	121	172
Stock-based compensation	892	272
Bad debt expense	(62)	—
Accretion of debt discount & debt conversion expense	263	77
Changes in assets and liabilities
Accounts receivable	(113)	(613)
Inventory	229	76
Other current assets	230	(111)
Other assets	(525)	—
Accounts payable and accrued liabilities	(122)	167
Accrued compensation and benefits	(47)	215
Deferred revenue	(152)	113

Cash used in operations	(3,502)	(4,413)

Cash flows from investing activities:
Purchase of property and equipment	(57)	(171)
Capitalization of software development costs	(112)	—

Cash used in investing activities	(169)	(171)

Cash flows from financing activities:
Exercise of options	221	—
Issuance of common stock	—	239
Repayment of notes	(10)	—
Issuance of preferred stock	5,383	(7)

Cash provided by financing activities	5,594	232

Increase (decrease) in cash	1,923	(4,352)
Cash and cash equivalents, beginning of period	929	7,807

Cash and cash equivalents, end of period	$2,852	$3,455

Supplemental cash flow disclosures:
Non-cash, reconciling items
Capitalized costs associated with beneficial conversion charges and warrants	$3,556	$—

Conversion of notes and accrued interest to common stock	$102	$331

Acquisition of equipment	—	$9

Issuance of restricted stock to executives	85	$—

See accompanying notes to these consolidated financial statements.

Path 1 Network Technologies Inc.

Notes to the Unaudited Consolidated Financial Statements

Note 1—Basis of Presentation

The accompanying consolidated balance sheet at June 30, 2005, the consolidated statements of operations for the three-month and six-month periods ended June 30, 2005 and 2004, and the consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004, have been prepared by Path 1 Network Technologies Inc. (the “Company”) and have not been audited. The consolidated balance sheet at December 31, 2004 has been audited. These consolidated quarterly financial statements, in the opinion of management, include all adjustments, consisting only of normal and recurring adjustments, necessary to state fairly the financial information set forth therein, in accordance with accounting principles generally accepted in the United States. These quarterly consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004. The interim consolidated financial information contained in this filing is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2005.

Reclassifications

Certain reclassifications have been made to prior periods financial statements to conform to current year presentation.

Recently Issued Accounting Standards

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, applying to all voluntary accounting principle changes as well as the accounting for and reporting of such changes. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to affect the Company’s financial condition or results of operations.

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective no later than the end of fiscal years ending after December 15, 2005. We have not determined what effect, if any, FIN 47 will have on our financial condition or results of operations.

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

Path 1 Network Technologies Inc.

Notes to the Unaudited Consolidated Financial Statements—(Continued)

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

Note 2—Stock-based Compensation

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

The Company accounts for equity instruments issued to non-employees using the fair value method in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 48), Accounting for Stock-Based Compensation—Transition and Disclosure. This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company makes the following required disclosure under SFAS 148. The table below provides, on a pro forma basis, the effect employee stock-based compensation would have had on the Company’s operating results had the Company used the fair value method of accounting for stock-based compensation arrangements in conformity with SFAS 123 (in thousands, except per share amounts):

	Six Months Ended June 30,
	2005	2004
Net loss, as reported	$(4,216)	$(4,781)
Unrecorded stock-based employee compensation resulting from options vested during the period	143	10

Pro forma net loss	$(4,359)	$(4,791)

Basic and diluted loss per share:
As reported	$(0.61)	$(0.72)

Pro forma	$(0.63)	$(0.72)

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

Path 1 Network Technologies Inc.

Notes to the Unaudited Consolidated Financial Statements—(Continued)

in fair value until the earlier of: 1) the date at which a commitment for performance by the counter-party to earn the equity instrument is reached; or 2) the date on which the counter-party’s performance is complete.

During the three and six-month periods ended June 30, 2005 and 2004, the Company recorded no stock-based compensation expense related to the amortization of options outstanding to employees and consultants, but during the three and six-month periods ended June 30, 2005, the Company recorded non-cash compensation related to the vesting of restricted stock issued to Mr. Fred Cary, a board member, Mr. David Carnevale, Vice President of Corporate Development, and Mr. Les Briney, Vice President, Engineering. Stock-based compensation expense may be higher in future quarters due to the planned vesting dates for restricted stock awards granted in earlier periods to company executives.

Note 3—Private Offering

On January 26, 2005, the Company entered into a Securities Purchase Agreement (the “Agreement”) and a related Registration Rights Agreement, with certain accredited investors. On January 27, 2005, pursuant to the Agreement, the Company sold to a group of accredited investors 556,538 shares of the Company’s mandatorily-redeemable 7% Convertible Preferred Stock (the “Series A Preferred Stock”), and issued to those investors warrants to purchase up to 278,268 shares of the Company’s Common Stock (the “Series A Warrants”). The per share purchase price of the Series A Preferred Stock (with 0.5 Series A Warrant) was $3.25, and the Series A Warrants initially carried an exercise price of $4.20 per share. The Company’s gross receipts from the January 27, 2005, sale of Series A Preferred Stock (with Series A Warrants) were $1,808,750. On February 18, 2005, under the Agreement, the Company sold to other accredited investors at a second closing a total of 307,691 shares of Series A Preferred Stock and 153,847 Series A Warrants, for $1,000,000. In total, under the two closings, the Company sold 864,229 shares of Series A Preferred Stock and 432,115 Series A Warrants, for gross receipts of $2,808,750.

The Series A Preferred Stock accrues dividends at the rate of $0.2275 per share per year, and dividends are cumulative. The Series A Preferred Stock is convertible at the option of the holder into shares of Common Stock at a conversion price of $3.25 per share, subject to specified anti-dilution adjustments. The preferred stock shall be automatically redeemed on January 27, 2009 for $3.25 per share plus accumulated but unpaid dividends. The Company has the right to redeem the preferred stock earlier upon certain conditions.

The financing was led by investor Gryphon Master Fund, L.P. The Company paid Gryphon Master Fund, L.P. a fee of $30,000 to cover its expenses incurred in connection with this financing.

On June 1, 2005, pursuant to a Securities Purchase Agreement dated April 26, 2005, the Company sold to accredited investors led by Castle Creek Technology Partners LLC, for $2,575,000, a total of 792,306 shares of Series B 7% Convertible Preferred Stock (“Series B Preferred Stock”) and five-year warrants to purchase up to a total of 396,155 shares of the Company’s Common Stock. The purchase price for each combination of one share and 0.5 warrants was $3.25 and the warrants carry an exercise price of $3.25 per share.

In connection with the sales of Series A Preferred Stock and Series B Preferred Stock, the Company paid cash fees of approximately $380,000 and approximately 84,000 common stock warrants to the Company’s placement agent or the placement agent’s designees. The Company paid Castle Creek Technology Partners LLC fees totaling $25,000 to cover its expenses.

The Series B Preferred Stock accrues dividends at the rate of $0.2275 per share per year, and dividends are cumulative. The Preferred Stock is convertible at the option of the holder into shares of Common Stock at a conversion price of $3.25 per share, subject to specified anti-dilution adjustments. The preferred stock shall be automatically redeemed by the Company if for 10 consecutive trading days the common stock closes at a price above $9.04. The holders of the Series B Preferred Stock would be able to convert their shares into shares of common stock at any time before such redemption.

Path 1 Network Technologies Inc.

Notes to the Unaudited Consolidated Financial Statements—(Continued)

The conversion price of the Series B Preferred Stock is $3.17424, subject to any future weighted average antidilution provisions. This conversion price was established by a one-time Special Re-Set, calculated by a formula based on Current Market Price at the time of the June 1, 2005 Closing. This also had the effect of reducing the conversion prices of the Series A Preferred Stock to $3.17424 as of June 1, 2005. Also, by private agreements, the exercise price of the 432,115 Series A Warrants was specially reduced from $4.20 to $3.25 upon consummation of the Series B Preferred Stock financing. (See Note 11)

Note 4—Management Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Note 5—Inventory

The Company records inventory, which consists primarily of raw materials used in the production of video gateways and related products and finished goods, at the lower of cost or market. Cost is determined principally on the average cost method. Provisions for potentially obsolete or slow-moving inventory are made based on an analysis of inventory levels and future sales forecasts. The provision is re-measured at each balance sheet date. At June 30, 2005, the Company had accrued approximately $127,000 for potentially obsolete or slow-moving inventory.

Note 6—Revenue Recognition

The Company generates revenue primarily from the sale of its video gateway products. The Company sells its products through direct sales channels and through distributors or resellers. The Company also derives revenue from contract services and license fees.

Product Revenue

The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. Significant management judgments and estimates must be made in connection with the measurement of revenue in a given period. The Company follows specific and detailed guidelines for determining the timing of revenue recognition. At the time of the transaction, the Company assesses a number of factors including specific contract and purchase order terms, completion and timing of delivery to the common-carrier, past transaction history with the customer, the creditworthiness of the customer, evidence of sell-through to the end user, and current payment terms. Based on the results of the assessment, the Company may recognize revenue when the products are shipped or defer recognition until evidence of sell-through occurs or cash is received; or, if cash has been received, when it is determined there is no reasonable likelihood the Company would accept the return of products which had not been sold through, including sales where there are no return rights. Estimated warranty costs are calculated based on historical experience and are recorded at the time revenue is recognized. Our products generally carry a one-year warranty from the date of purchase.

Contract Service Revenue

Revenue on engineering design contracts, including technology development agreements, is recognized on a percentage-of-completion method, based on costs incurred to date compared to total estimated costs, subject to acceptance criteria. Billings on uncompleted contracts in excess of incurred costs and accrued profits are classified as deferred revenue.

Path 1 Network Technologies Inc.

Notes to the Unaudited Consolidated Financial Statements—(Continued)

License Revenue

Revenues from license fees are recognized when persuasive evidence of a sales arrangement exists, delivery and acceptance have occurred, the price is fixed or determinable, and collectability is reasonably assured.

Allowances for Doubtful Accounts, Returns and Discounts

The Company performs credit evaluations on all prospective customers, and historically has not required collateral or deposits. The Company establishes allowances for doubtful accounts based upon current economic trends, contractual terms and conditions and historical customer payment practices, as the well as for known or expected events. If there were to be a deterioration of a major customer’s creditworthiness, or if actual defaults were higher than the Company’s historical experience, the Company’s operating results and financial position could be adversely affected.

Note 7—Warranty Reserves, Indemnification Arrangements and Guarantees

In connection with the Company’s adoption of FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, the following disclosures are made with respect to the Company’s product warranties.

The Company provides a limited warranty for its products. A provision for the estimated warranty cost is recorded at the time revenue is recognized. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related revenue is recognized. The amount of liability to be recorded is based on management’s best estimate of future warranty costs expected to be incurred for its products still under warranty at the time of measurement. This estimate is derived from analyzing trends in product failure rates and trends in actual product repair costs incurred. The Company’s standard product warranty extends one year from date of sale; however, the Company may warrant products for periods greater than one year under certain circumstances. The following table summarizes the activity in the liability accrual related to product warranty during the three months ended June 30, 2005:

(in thousands)
Balance at December 31, 2004	$29
Warranty expense accrued in the current period	7
Actual warranty costs incurred in the period	(8)

Balance at June 30, 2005	$28

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

Path 1 Network Technologies Inc.

Notes to the Unaudited Consolidated Financial Statements—(Continued)

Note 8—Capitalized Software Development Costs

The Company capitalizes certain software development costs in accordance with FASB Statement of Financial Accounting Standards 86 (SFAS 86), Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed and AICPA SOP 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. During the six months ended June 30, 2005, the Company capitalized approximately $112,000 of engineering costs, consisting of $107,000 related to product development under SFAS 86 and $5,000 for development of internal use software tools under SOP 98-1.

The costs capitalized under SFAS 86 for the period ended June 30, 2005 consisted primarily of the salaries and employee benefits of the Company’s personnel directly involved in the various software development efforts and direct costs associated with third parties hired to assist with these developments. These capitalized costs were costs incurred to create product masters subsequent to the software product under development achieving technological feasibility as a working model as required by SFAS 86. The Company will capitalize similar future costs incurred to bring this product to general release to the public at which time capitalization will cease and amortization will begin.

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

At June 30, 2005, the Company had net software capitalizations totaling $123,000. The Company has started to amortize capitalized software over an expected twenty-four month period beginning in the second quarter of 2005. The amount of annual expense to be recognized is the greater of the amount that would be amortized using the straight-line method over the remaining economic life of the product including the period being reported and the amount that would be amortized by the ratio actual period sales of the product bear to the total of current and anticipated future sales of the product. The following table summarizes activity within the capitalized software and related amortization accounts during the six months ended June 30, 2005:

(in thousands)
Capitalized software assets:
Balance at December 31, 2004	$11
Costs capitalized during the period	112

Balance at June 30, 2005	$123

Accumulated amortization of capitalized software assets:
Balance at December 31, 2004	$0
Amortization expense recorded during the period	(11)

Balance at June 30, 2005	$(11)

Note 9—Off Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as special purpose entities (“SPEs”).

Note 10—Reportable Operating Segments

The Company does not have more than one reportable operating segment.

Path 1 Network Technologies Inc.

Notes to the Unaudited Consolidated Financial Statements—(Continued)

Note 11—Long-Term Liabilities

Notes Payable

During the six months ended June 30, 2005, approximately $102,000 of note principal was converted into 26,050 shares of the Company’s common stock. The carrying value of the convertible notes payable, excluding the Company’s line of credit, at June 30, 2005 is zero. Interest expense related to convertible notes for the six months ended June 30, 2005, includes coupon interest of approximately $2,533; non-cash interest expense of approximately $2,000 pertaining to the discount related to the warrants; and non-cash interest expense of approximately $7,000 pertaining to the discount related to the beneficial conversion feature. Amortization of debt issuance costs for the six months ended June 30, 2005, was $9,000.

The Company maintains a $1 million revolving line of credit (“the LOC”) with Laurus Master Fund Ltd. The LOC is secured by the Company’s accounts receivables and other assets, and the Company has the ability to draw down advances under the LOC subject to limits. Under the terms of the LOC, Laurus can convert advances made to the Company into common stock at a fixed conversion price of $6.78 per share. The LOC expires in February 2006. The amount outstanding under the LOC at June 30, 2005 is zero.

Mandatorily-redeemable convertible preferred shares (see Note 3)

In connection with the sale of the Series A Preferred Stock and Series B Preferred Stock, which are required to be redeemed by the Company if not converted to the Company’s common stock, and the issuance of the warrants as part of the financing transaction, the Company has recorded a long-term liability under FASB Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 requires that mandatorily-redeemable stock be characterized as a liability and that all payments to, or accruals for the benefit of, the holders of the stock that are not a return of principal be treated as interest expense.

The following table shows the carrying value of the long-term liability related to the Company’s convertible preferred shares:

(in thousands)
Amount payable for mandatorily-redeemable preferred shares (convertible into 1,696,072 common shares)	$5,382
Unamortized discount related to warrants	(691)
Unamortized discount related to beneficial conversion feature	(2,620)

Carrying value of mandatorily-redeemable convertible preferred shares	$2,071

The convertible preferred shares have a cumulative 7% dividend rate and are mandatorily-redeemable for cash if not converted at the holder’s sole discretion into the Company’s common stock by January 27, 2009.

Total interest expense related to mandatorily-redeemable convertible preferred shares for the six months ended June 30, 2005 includes non-cash interest expense of approximately $47,369 pertaining to discounts related to warrants, and non-cash interest expense of approximately $198,322 pertaining to discounts related to the beneficial conversion features which includes $99,826 of such expense related to the one-time special re-set discussed in Note 3.

Amortization of issuance costs for debt and mandatorily-redeemable preferred stock for the six months ended June 30, 2005, was approximately $21,618.

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

We sell two broad categories of products: long haul video gateways and video multiplexers. Our long haul video gateways are used by many types of customers to transport live, broadcast quality video perfectly over IP networks that span long distances—sometimes tens of thousands of miles, and sometimes over multiple IP networks operated by separate service providers, while our video multiplexer products are used primarily by cable companies or MSOs to offer video on demand.

Our long haul video gateway products operate in many types of IP networks, including those used to transport video to mobile devices. They are used in very high-grade or “clean” IP networks (sometimes referred to as “5 nines” networks), as well as less reliable networks such as the public Internet. In all cases, our products basically convert video from its many legacy formats into IP packets, wrap around the packets our proprietary intellectual property or our recently implemented version of the Pro MPEG standards-based Forward Error Correction (“FEC”) and encapsulation designed to ensure that the digitized video packets are transported perfectly across an IP network, and then re-convert the IP packets to the legacy video formats. In summary, our gateway products serve as a bridge between the worlds of video and networking.

Our long haul product revenues represented nearly 50% of our total product revenues in 2004, and in the first half of 2005, the percentage of revenues from long haul gateway products increased to nearly 78% of total product revenues, reflecting our continuing focus on long haul opportunities across many industry segments.

We continue to mature as a company, with long-haul product sales advancing and profit margins at good levels. Our private-placement financings in the first half of 2005 reflected our ongoing progress and provided us with approximately $5.5 million gross proceeds of needed financial support.

We rely on distribution partners to drive sales into markets and / or to customers where we would otherwise not have adequate presence or the relationships to do so. In Japan, we engaged Frontiers Co. Ltd. (“Frontiers”) in 2003 as our distributor, with exclusive status in Japan and non-exclusive status in certain other Asian countries. We believe that Frontiers is in breach of a non-cancelable 2005 Master Purchase Agreement under which

Frontiers was obligated to purchase $2,000,000 in products from us. For the quarter ended June 30, 2005, we have reported $227,000 in revenue from sales made to Frontiers in prior quarters, which we had not previously reported as revenue, even though we had been paid by Frontiers, because Frontiers had not provided evidence of sell-through. We have terminated the exclusive distribution rights previously granted to Frontiers in Japan. We are no longer relying on any further product sales to Frontiers, although we remain willing to sell to them with assurance of payment. We are presently exploring possible relationships with other Japanese partners and representatives. We believe we have good market opportunities in Japan and other Asian countries, and we will strive to capitalize on those opportunities through other resellers or channels.

In June 2005, we discovered that a clerk in our finance department was embezzling from us. We immediately fired the clerk and reported the matter to the police. We conducted an internal investigation, and have determined that this former employee acted alone, that no other Path 1 employees were involved in this matter, and that the amount of the embezzlement was approximately $245,000. This sum is reflected primarily in general and administrative expenses in the first and second quarters of 2005, and in the third and fourth quarters of 2004. Approximately half of the embezzlement occurred in the second quarter of 2005. After the completion of the internal investigation, stronger controls and procedures have been instituted and we have recommitted to compliance with previously existing procedures. We have also filed suit against this former employee, an employment agency from which we hired this former employee, and our bank, to recover the amount which was embezzled.

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

Cable and satellite companies have historically used technologies that typically require all available packages of programs be broadcast to every subscriber. As a result, limited bandwidth remains available for video on demand and similar interactive services requiring two-way communication. Because of these factors, such services are currently available only on a limited basis and in select markets.

The rise of Internet Protocol (IP) and packet-based networks

The advent of IP and packet-based networks has resulted in a dramatic increase in the transmission and exchange of data, information and ideas. IP networks have been predominantly used to carry data traffic such as web site pages, e-mail and file transfers. In IP networks, the flow of information (data, audio, video, etc.) is not continuous, and is not sent as one complete uninterrupted package. Instead, the information is broken into many small pieces called “packets” before it is sent out. The reason this protocol (Internet Protocol) was adopted was to make sure that information could travel from one point to another over the “best” route and not be constrained in case there were bottlenecks along the first path used. In the event a particular pathway on the network fails, alternate routes to the same destination are available. But because each packet travels independent of the others and possibly by a different pathway, certain packets can be delayed or delivered out of order relative to others, or may not ever arrive at the intended destination. There is no guarantee that all the packets will get through, so the protocols involved allow for requests to be sent back to the sender to re-send any missing packets until the information is complete and reassembled in the proper order. While this process does not cause major problems when sending files, web pages or emails, it can make the transmission of video impractical unless it is modified.

Over the past few years, voice traffic has been added to these networks as a replacement for more expensive circuit-switched telephony networks. The term used to describe voice calls made using this approach is voice over IP (VoIP). Video is the most recent extension of data types that can be transported over IP networks. As a result, IP networks have become a powerful and flexible platform capable of supporting data, voice, and video, all converged on the same network infrastructure. This push toward converged IP networks is enabling the rollout of new services and new service providers such as telecommunications carriers offering IP Television, cable companies offering bundled data, voice and video offerings, carriers offering bundled IP video transport services, and mobile providers offering video including live content to mobile subscribers.

In the case of transmissions that must be delivered continuously, such as real-time, high-quality video, even a few milliseconds of delay may be noticeable by the viewer. As the majority of video consumers have become accustomed to high-quality delivery, new service offerings must provide quality at least as good as that to which the target viewing audience has become accustomed. Thus, IP networks have historically not been well-suited for delivery of real-time, high-quality video. While it is currently possible to view video clips (such as movie trailers) over the public Internet, the inability of current IP networks to deliver real-time, broadcast quality video requires that the clips be downloaded first, and then played. This download-and-play approach has limited application because, for instance, a 2.5-hour movie may generally take 6 hours to download over T1 or some types of DSL lines. The data rates for a live quality voice call are typically between 64 and 128 kbps, but video is much more problematic, requiring data rates ranging from 1 Mbps (MPEG-4 Standard Definition TV) to 20 Mbps (MPEG-2 High Definition TV) for acceptable performance.

THE PATH 1 SOLUTION

We have developed the technologies and products incorporating those technologies that have overcome the above mentioned inherent limitations of IP networks for transporting live, broadcast quality video, and that enable broadcasters, telcos, carriers, satellite operators and cable companies to transport live video over these types of networks. As a result, they can enjoy significant lower capital and operating costs of video transport, higher reliability and quality and other benefits over legacy circuit switched networks, satellite, ATM and other platforms. Our products provide significant benefits for both contribution and distribution of video.

Our products perform four primary functions: First, they process and prepare multiple video feeds for delivery over an IP network. Second, and perhaps most important, they condition the video data to avoid impairments or disruptions that would otherwise deteriorate the quality of the video signal. Third, they play out the received video flawlessly. And fourth, depending upon the application, they may combine multiple video streams arriving over the IP network into single multiplexed stream for delivery to the end-viewer.

Our products provide benefits and enable services as follows:

•	Feasibility—IP offers wider bandwidths than are currently available on alternate video transmission methods (such as satellite and DS-3);

•	Efficiency—by using bandwidth only when needed, a greater amount of content can be passed over a provider’s network.

•	Transparency—we can transport video regardless of the type of encoding at bit rates from under 1 Mbps to 270 Mbps and can accept ASI, SDI or IP inputs and output them in the same formats.

•	Decreased capital costs—the extensive installed base of IP networks and the equipment used to support them results in economies of scale and the availability of cost-effective products;

•	Decreased operations costs—IP networks, designed to be fault-tolerant and self-correcting, reduce the need for redundant back-up networks and significantly reduce maintenance and support costs; and

•	Customization and flexibility—the software architecture underpinning our products allows providers to increase the volume of video traffic being delivered simply by the remote activation of additional ports or features within our products, rather than incurring costs associated with new equipment installation.

•	Content on demand—no longer compelled to broadcasting content uniformly to all end-users, providers can send specific content to only those requesting it, further reducing bandwidth constraints (both into the home and within the network);

We believe our technology can be used for a wide variety of purposes by all forms of communication service providers.

Product Development

Our product development efforts are based on customer requirements for increased performance, flexibility and functionality. These efforts include upgrades and functional enhancements to current products and ultimately the development of a new generation of products.

For example, our most recent new product is the Vx8000, a multi port ASI and IP gateway product capable of handling up to 8 ports of ASI video for long haul IP transport. This product makes use of the latest Pro-MPEG Code of Practice #3 forward error correction and RTP transport. We have actively participated in the setting of the standard and have led these efforts along with other key vendors. However, our implementation of that standard goes beyond the requirements for interoperability, providing the broadest envelope of performance available in the market today. Indeed, in a recent interoperability test conducted by a major European broadcaster, our Vx8000 outperformed competing gateways.

We anticipate that our projected next generation products will make use of higher performance elements including network processors developed by companies like Intel and Broadcom, general purpose processors made by companies like IBM and MIPS, and FPGAs from companies like Xilinx and Altera. The use of higher performance electronics will increase flexibility of our products, increase capacity to handle uncompressed High Definition video, and increase capacity to handle multiple High Definition and Standard Definition streams. Many of these higher performance elements are being designed in a building block manner that also enables us to tailor other designs to focused lower performance requirements as well, thus reducing development efforts required to bring products to market.

COMPETITION

We face competition in each of the target markets for our products, services and products in development. Our competition includes vendors that produce products for legacy video transport networks such as satellite, circuit switch, Radio Frequency (RF), ATM and other transport platforms. We also compete with vendors that produce products that enable the transport of video over IP networks including, but not limited to, companies such as Tandberg Television, Thomson, Harris, Aastra, and Scientific-Atlanta. A number of established and development-stage or start-up companies in these markets offer similar or alternative technological solutions for convergence of real-time data, such as audio and video over IP networks, as well as real-time, high-quality transition (or transmission) of video over IP networks. We anticipate that we will continue to face increased competition in the future as adoption rates for video over IP transport increase, and as competitors offering video over IP products and solutions continue to enhance their product offerings and new competitors emerge.

The recent adoption of a standard for forward error correction (FEC) known as Pro-MPEG COP-3 may lead potential customers to believe that all products adopting this standard will perform as well as those of Path 1, threatening our position as the acknowledged leader in this market. While we have already released products that exceed this standard and perform under a much wider range of network conditions, there is no guarantee that our efforts to demonstrate our continued product differentiation will be successful.

Many of our competitors have substantially greater financial, technical and marketing resources, industry clout, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry, and could, therefore, threaten the viability of our business. As a result, certain of these competitors may be able to develop products that directly compete with ours and may be able to succeed with inferior product offerings. These competitors may also be able to adapt to new or emerging technologies and changes in customer requirements more readily, take advantage of acquisition and other opportunities more effectively, devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies than we can. In addition, these competitors have entered and will likely continue to enter into joint ventures or consortiums to provide additional value-added services competitive with those provided by us.

Our product line is relatively narrow, whereas many of our competitors offer a more complete solution, including products that we do not offer. Our limited product line represents a significant competitive disadvantage for us.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception on January 30, 1998, we have financed our operations through a variety of methods including the sale of common equity securities to investors (including our public offering in July/August 2003), sale of common equity to a strategic partner, issuance of convertible notes, and in 2005, the issuance of convertible preferred stock.

From January 30, 1998 through June 30, 2005, we incurred losses totaling $49.7 million. We have not yet achieved profitability, and we remain a risky enterprise. We believe that our existing capital resources will enable us to fund operations for at least the next six months, and depending on our ability to generate sales, the next 12 months. We may need to raise additional capital sooner than the next 12 months, depending on our ability to generate sales. We may also need to take steps to reduce expenses to help manage our cash. At June 30, 2005, we had working capital of $3.5 million. Cash and cash equivalents at June 30, 2005 totaled $2.9 million.

Unless we increase our sales substantially we cannot be profitable. For the foreseeable future, we expect to incur substantial additional expenditures associated with cost of sales, marketing, and research and development, in addition to increased costs associated with staffing for management.

We raised $2,808,750 in the first quarter of 2005 by a private placement of “Series A” 7% convertible preferred stock and associated common stock warrants. We raised an additional $2,575,000 in the second quarter by a private placement of “Series B” 7% convertible preferred stock and associated common stock warrants. Both Series A and B have similar terms and conditions including mandatory redemption on January 27, 2009, if they have not previously been converted or redeemed.

The $5.4 million of private placement financing is reflected on our balance sheet as a long-term liability at its net carrying value. The convertible preferred stock is treated as a liability, rather than equity, for accounting purposes because of its mandatory redemption feature. As a result of the transaction, we recorded a liability equal to the aggregate redemption price and a discount totaling approximately $1,825,000 that was booked to additional paid-in capital. The discount results from an embedded beneficial conversion feature and detachable warrants to purchase common stock with fair values of $2,819,000 and $738,000, respectively. These deferred interest charges will be amortized on an effective yield basis over four years, or sooner if any preferred stock is previously redeemed or converted, resulting in non-cash interest expense each quarter. At June 30, 2005, the net carrying value of the liability for our mandatorily-redeemable preferred stock was $2,071,000. The remaining unamortized discount related to beneficial conversion feature and detachable warrants was $2,620,000 and $691,000, respectively.

In February 2003, we entered into a $1 million revolving line of credit with Laurus. This revolving line of credit (“the LOC”) is secured by our accounts receivables and other assets, and we have the ability to draw down advances under the LOC subject to limits. Under the terms of the LOC, Laurus can convert advances made to us into our common stock at a fixed conversion price of $6.78 per share. There was zero balance outstanding on our LOC as of June 30, 2005.

At June 30, 2005, we had material commitments related to our obligations under our recent preferred stock financing which could require us to repurchase all our 7% convertible preferred stock for at least $5.4 million in the first quarter of 2009, and our operating leases,. Our future capital requirements will depend upon many factors, including the timing of research and product development efforts, the possible need to acquire new technology, the expansion of our sales and marketing efforts, and our expansion internationally. We expect to continue to expend significant amounts in all areas of our operations.

Cash used in operations was approximately $3,502,000 for the six months ended June 30, 2005, compared to $4,413,000 for the same period in 2004. The decrease in cash usage was due primarily to our lower net loss partially offset by the net change in our balance sheet accounts. Cash used in operations for the six months ended June 30, 2005 also reflects front-loaded third-party engineering expense related to contract payments associated with the development of our next generation product platform. The $525,000 increase in “Other assets” in the first six months of 2005 was due to the capitalized costs associated with the issuance of our convertible preferred stock.

Cash used in investing activities for the six months ended June 30, 2005, was $169,000, compared to $171,000 for the same period ended June 30, 2004. In the same six month period in 2005, we capitalized $112,000 of engineering costs and acquired $57,000 of engineering equipment.

Cash provided by financing activities for the six-month period ended June 30, 2005, was $5,594,000 compared to $232,000 for the same period ended June 30, 2004. The cash provided by financing activities in 2005 resulted primarily from the sale of convertible preferred stock while the 2004 provision resulted primarily from the exercise of warrants issued in 2003 in our 7% convertible notes offering.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 vs. Three Months Ended June 30, 2004

For the second quarter ended June 30, 2005, total revenues declined by $367,000 or 24%, to $1,142,000, compared to $1,509,000 during the three-month period ended June 30, 2004. Revenues in the second quarter of 2005 include $227,000 for sales made to Frontiers in prior quarters for which we had already been paid and which were previously reported as deferred revenue. The second quarter revenue in 2005 was driven heavily by long haul products compared to the same period in 2004, which was weighted by low margin cable products.

Gross profit increased nearly 121% to $635,000 for the quarter ended June 30, 2005, compared to $287,000 in the same quarter last year, due to major shift in the product mix from low margin cable products in 2004 to higher margin long haul products in 2005.

Engineering, research and development expenses for the quarter ended June 30, 2005, increased by $295,000 or 38% to $1,065,000 from $770,000 in the quarter ended June 30, 2004. The increase is due primarily to higher costs related to contract employees and outside vendors for engineering efforts related to new product development. We continue to spend heavily on engineering expenses for new product development and other sustaining engineering efforts.

Sales and marketing expenses for the quarter ended June 30, 2005, decreased by 23% to $636,000 from $830,000 for the quarter ended June 30, 2004, primarily due to sharply reduced consulting fees. We expect Sales and marketing expenses will continue in this range in the near future.

General and administrative expenses for the quarter ended June 30, 2005, increased by $68,000, or 20% to $408,000 from $340,000 in the same quarter of the prior year. The expenses for the quarter ended June 30, 2005, include approximately $123,000 embezzled by an employee, whom we immediately terminated on June 17 when we discovered the scheme. The corresponding amount for embezzlement for the same quarter of last year was minimal. Excluding the embezzlement, general and administrative expenses decreased by $55,000 due largely to reduction in spending on professional services.

Depreciation and amortization expense for the quarter ended June 30, 2005, was $62,000, almost flat compared to $64,000 for the same quarter last year.

Net interest expense for the quarter ended June 30, 2005 was $167,000 versus $20,000 in the same quarter ended June 30, 2004. The increase in interest expense is due to non-cash deferred interest charges for issuance of mandatorily-redeemable convertible preferred shares during the first half in 2005.

Six Months Ended June 30, 2005 vs. Six Months Ended June 30, 2004

For the six months ended June 30, 2005, net revenue increased by $108,000 or 6% to $2,006,000, compared to $1,898,000 during the six-month period ended June 30, 2004. Revenues in the first six months of 2005 include $227,000 for sales made to Frontiers in prior quarters for which we had already been paid and which had previously been reported as deferred revenue. In the first half of 2005, we sold more long-haul products and cable products than in the first half of 2004. The mix of our product sales and may fluctuate from period to period.

Gross profit increased by $930,000 or nearly 307% to $1,233,000 for the six month ended June 30, 2005, compared to $303,000 last year. The increase in gross profit for the current year period versus the prior year period is mainly attributable to the change in product mix from being heavily weighted towards low margin cable units (including shipment of cable products sold at particularly unfavorable prices to a single customer) in 2004 to being heavily weighted towards higher margin long-haul products in 2005.

Engineering, research and development expenses for the six months ended June 30, 2005, increased by $755,000 or 60% to $2,005,000 from $1,250,000 in the same period last year. The increase is due primarily to higher costs related to contract employees and third party vendors for engineering efforts related to new product development. We continue to spend heavily on engineering expenses for new product development and other sustaining engineering efforts.

Sales and marketing expenses for the six months ended June 30, 2005, decreased by $549,000 or 28% to $1,444,000 from $1,993,000 for the same period last year. The decrease is primarily due to a one-time charge of $400,000 in the 2004 period for the repurchase of the exclusive marketing rights to the integrated QAM product we had developed for Aurora Networks and a most-favored-nation pricing right which Aurora Networks had as a reseller of our products.

General and administrative expenses for the six months ended June 30, 2005, decreased $761,000 or 50% to $755,000 from $1,516,000 in the same period last year. The expenses for the six months ended June 30, 2005, include $190,000 embezzled by an employee, whom we immediately terminated on June 17 when we discovered the scheme. The corresponding amount for embezzlement for the same six-month period of last year was minimal. The overall decrease in general and administrative expenses results from, among other items, lower salary expenses, a one-time charge of $260,000 in the 2004 period for our former CEO’s severance arrangement as provided for in his employment agreement, lower expenses for professional services and demonstration equipment, and the overall effects of an across-the-board cost containment initiative.

Depreciation and amortization expenses for the six months ended June 30, 2005 decreased by $51,000 or 30% to $121,000, compared to $172,000 for the same period last year. The higher 2004 amount was due to accelerated amortization of debt issuance costs because of early conversion of convertible debt in the first six months of 2004.

Net interest expense for the six months ended June 30, 2005 increased by $205,000 or 410% to $255,000 versus $50,000 in the same period last year. The increase in interest expense is due to non-cash deferred interest charges related to the issuance of mandatorily-redeemable convertible preferred shares during the first six months of 2005.

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

Our window of opportunity may be shrinking

It is difficult for companies like us, with small mass and limited resources, to compete in the video transport equipment industry against larger businesses. Although we believe our products remain technologically superior, our margin of superiority over certain large competitors may diminish as we presently do not offer an integrated solution: we have a narrow product offering. Moreover, our industry is now adopting international standards for forward error correction (“FEC”) and other technologies that today are proprietary. While we believe that our implementation of these standards is unique, and while an initial comparison test conducted by a major European broadcaster showed that our Vx8000 operating our implementation of the Pro-MPEG Code of Practice (COP) # 3 FEC performed best, the movement toward industry standards-based products may result in commoditization and may reduce our technological advantages, thereby resulting in lower selling prices and reduced gross margins, and thus negatively impact the results of our operations. For these and other reasons, our industry has been experiencing consolidation.

We have incurred losses since inception and will likely not be profitable at least for the next several quarters.

We have incurred operating losses since our inception in January 1998. As of June 30, 2005, our accumulated deficit was approximately $49.7 million. We have never been profitable. We expect to continue to incur significant operating, sales, marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.

We may need to raise additional capital in the near future.

Our cash position at June 30, 2005, was $2,852,000. Despite our two private placements in the six months ended June 30, 2005, in which we raised aggregate proceeds of approximately $5.4 million, given our projected cash burn rate, we may need to raise additional capital to sustain our operations at current levels. We believe that our existing capital resources will enable us to fund operations for at least the next six months, and depending on our ability to generate sales, for the next 12 months. We cannot ensure that financing will be available to us on acceptable terms, if at all. Our inability to raise capital when needed would harm our business. In addition, additional equity financing may dilute our stockholders’ interest, and debt financing, if available, may involve restrictive covenants and could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on debt. If adequate funds are not available, we would need to curtail our operations significantly.

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

Our product line is relatively narrow, whereas many of our competitors can offer customers a complete solution that includes products that we do not manufacture or technologies which we have not developed. Our limited product line represents a significant competitive disadvantage for us.

We need to develop and introduce new and enhanced products in a timely manner to remain competitive.

Broadband communications markets are characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must on a timely basis design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability. However, in addition to the technological and managerial risks inherent in any product development effort, we may not be able to develop these products on a timely basis if the development effort requires more financial resources than we are able to bring to bear, and we may not be able to introduce successfully any new products if our products:

•	are not cost effective,

•	are not brought to market in a timely manner,

•	are not in accordance with evolving industry standards and architectures, or

•	fail to achieve market acceptance.

Our future success will depend on our ability to develop new products that will use next generation Intel IXP processors and other key components. These technologies are changing rapidly, and we will be required to spend significant sums on research and development—particularly for new hardware designs and software development—to produce these next generation products. Our existing products may soon become difficult to produce because of end-of life components, because of emerging governmental restrictions on the manufacture and sale of electronic products containing lead parts and components, and because of increasing demand in the market for new standards-based products.

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

We must re-engineer our current platform and products to comply with environmental laws and regulations.

Our products are not currently in compliance with the “RoHS” (Reduction of certain Hazardous Substances) directive of the European Union which will require electronic components shipped into Europe after June 30, 2006 to be essentially lead-free. Various states and other countries are contemplating adopting this type of legislation and/or similar “WEEE” (Waste from Electrical Electronic Equipment) legislation designed to reduce the potential damage from hazardous substances contained in electronic components and parts. We will need to expend significant engineering resources to conform our existing products to this directive, as we believe noncompliant products will no longer be viable in some markets after June 30, 2006. In addition, we will continue to need significant engineering resources for sustaining-development work (bug fixes, needed upgrades for specific customer bids, etc.). In view of these needs and our finite resources, we are being compelled to scale back certain development toward next-generation products.

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

If we are unable to design, develop, manufacture and sell products that incorporate or are compatible with these new or existing architectures or technologies, our business could suffer. Moreover, our industry is rapidly adopting technical standards for transporting video over IP networks, and many customers appear to prefer standards-based or “open standards” products such as those operating the Pro-MPEG COP (Code of Practice). Our Vx8000, launched in April 2005, is our first product that is Pro-MPEG standards-based. This move towards offering standards-based products for transporting video over IP networks may result in increased competition, adversely affect our ability to offer differentiated products incorporating our proprietary technology, and cause negative impact to our gross profit margins.

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

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because our sales prospects are uncertain and our sales are made on a purchase order basis. In addition, we have not proven our ability to execute our business strategy with respect to establishing and expanding sales and distribution channels. Fluctuations may result from:

•	decreased spending on new products by our customers,

•	the timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors,

•	problems in our execution of key functions such as engineering, manufacturing, marketing and/or sales,

•	our ability to establish a productive sales force or partner with communication service providers or their suppliers,

•	demand and pricing of the products we offer,

•	purchases of our products by communication service providers in large, infrequent amounts consistent with past practice,

•	customer acceptance of the services our products enable,

•	interruption in the manufacturing or distribution of our products,

•	the willingness and ability of customers to conduct necessary trials and tests of our products prior to sale, and

•	general economic and market conditions, including war, acts of terrorism, and other conditions specific to the telecommunications industry.

As a result, we may experience significant, unanticipated or unexpectedly large quarterly losses.

The sales cycle for certain of our products is lengthy, which makes forecasting of our customer orders and revenues difficult.

The sales cycle for certain of our products is lengthy, often lasting six months to more than a year. Our customers generally conduct significant technical evaluations and trials of our products as well as competing products prior to making a purchasing decision, even in cases where they may have previously purchased our products for use in one region of their operations and later seek to deploy our products in another. In addition, purchasing decisions may also be delayed because of a customer’s internal budget approval processes. Because of the lengthy sales cycle and the size of customer orders, if orders forecasted for a specific customer for a particular period do not occur in that period, our revenues and operating results for that particular quarter could suffer. Moreover, a portion of our expenses related to an anticipated order is fixed and difficult to reduce or change, affecting results for a particular period.

The rate of market adoption of our technology is uncertain and we could experience long and unpredictable sales cycles.

Our products are based on new technology and, as a result, it is extremely difficult to predict the timing and rate of market adoption of our products or the rate of market adoption of applications enhanced by our products such as video-on-demand. Accordingly, we have limited visibility into when we might realize substantial revenue from product sales.

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

Changes in senior management may result in difficulties

On September 1, 2004 we hired Jeff Hale as Vice President, Sales. On January 24, 2005, we hired Dan McCrary as our new Vice President, Marketing. In July 2005, we terminated David Houillion, our Controller and Principal Accounting Officer. Changes in senior management of small companies are inherently disruptive, and efforts to implement any new strategic or operating goals may also prove to be disruptive.

Besides serving as the President and CEO of our Company, Mr. John Zavoli also serves as our chief financial officer, general counsel and secretary. Until we hire new senior executives to assist Mr. Zavoli, there is a risk that his many responsibilities may overwhelm him to the point that he will not be able to devote sufficient attention to one or more of his important roles. We are seeking, but may not be able to successfully hire, a new chief financial officer.

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

We may not be able to profit from growth if we are unable to manage the growth effectively.

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

Our success depends on the efforts and abilities of our senior management, in particular, our CEO, John Zavoli, and certain other key personnel. If any of these key employees leaves or is seriously injured and unable to work and we are unable to find a qualified replacement, then our business and results of operations could be materially harmed.

Changes in the mix of product sales, product distribution model or customer base could negatively impact our sales and margins.

We may encounter a shift in the mix of the various products that we sell—products that have varying selling prices based in part on the type of product sold, competitive conditions in the particular market into which the product is sold, applicable sales discounts, licensed product feature sets, whether we sell our products as an OEM, and whether the sale is a direct sale or an indirect channel sale through our VARs and resellers. Any change in any of these variables could result in a material adverse impact on our gross sales, gross margins and operating results.

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

We have to vigorously enforce our rights to, and protect our interests in, our intellectual property, and we may not be successful. For example, in March 2005, we filed suit in California Superior Court against QVidia Technologies, Inc. and Ronald Fellman (who was a founder of Path 1) for alleged misappropriation of our proprietary and confidential information. Discovery has commenced and the case is now pending. There can be no assurance that these efforts will be adequate or prove successful, or that competitors have not or will not independently develop technologies that are substantially equivalent or superior to ours.

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

In addition, stock prices for many technology companies, especially early-stage companies such as ours, fluctuate widely for reasons that may be unrelated to operating results. These fluctuations, as well as general economic, market and political conditions such as interest rate increases, recessions or military or political conflicts, may materially and adversely affect the market price of our common stock, thereby causing you to lose some or all of your investment.

In addition, if the average daily trading volume in our common stock is low, the resulting illiquidity could magnify the effect of any of the above factors on our stock price.

Newly adopted accounting regulations requiring companies to expense stock options will result in a decrease in our earnings and our stock price may decline.

The Financial Accounting Standards Board recently adopted the previously proposed regulations that will eliminate the ability to account for share-based compensation transactions using the intrinsic method that we currently use and generally would require that such transactions be accounted for using a fair-value-based method and recognized as an expense in our consolidated statement of operations. We will be required to expense stock options vested after December 31, 2005. Currently, we generally only disclose such expenses on a pro forma basis in the notes to our consolidated financial statements in accordance with accounting principles generally accepted in the United States. The adoption of this new accounting regulation will have a significant impact on our results of operations when or if we issue stock options after December 31, 2005, and our stock price could decline accordingly.

Our outstanding convertible preferred stock and warrants and the stock options and bonus stock we offer to our employees, non-employee directors, consultants and advisors could result in ongoing dilution to all stockholders.

We maintain three equity compensation plans: (i) the 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”), pursuant to which we may issue an aggregate of 710,000 options and shares of common stock to employees, officers, directors, consultants and advisors, (ii) the 2001 Employee Stock Purchase Plan (the “Purchase Plan”), pursuant to which our employees are provided the opportunity to purchase our stock through payroll deductions, and (iii) the 2004 Equity Incentive Plan (the “2004 Plan”), pursuant to which we may issue a total of 900,000 options and shares of common stock to employees, officers, directors, consultants and advisors. As of June 30, 2005, 405,000 shares of stock had been granted directly to current and former executives of the Company and there were options outstanding to purchase 282,350 shares of common stock under our 2000 Plan; 19,403 shares of common stock remained available for issuance under the 2000 Plan. A maximum of 41,667 shares of common stock have been authorized for issuance under the Purchase Plan. As of June 30, 2005, there were options outstanding to purchase 435,231 shares of common stock and 20,000 shares of stock had been granted directly to current executives of the Company under our 2004 Plan; 443,019 shares of common stock remained available for issuance under the 2004 Plan.

In addition, as of June 30, 2005, there were 59,840 shares of common stock subject to outstanding options granted other than under the 2004 Plan, the 2000 Plan or the Purchase Plan. These non-plan options were granted in prior years to various employees, directors, consultants and advisors before the creation of any stock option plan.

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

As of June 30, 2005, there were outstanding warrants to purchase up to 4,047,559 shares of our common stock with a weighted average exercise price of $4.70 per share. The weighted average remaining life for all of the currently outstanding warrants is 2.85 years from June 30, 2005.

In addition, at June 30, 2005, there were 864,229 shares of “Series A” 7% convertible preferred stock and 792,306 shares of Series B 7% Convertible Preferred Stock outstanding. These shares are convertible into shares of common stock.

Our common stock is subject to the rights and preferences of our mandatorily-redeemable convertible preferred stock.

In January and February 2005, we issued 864,229 shares of 7% Convertible Preferred Stock in a Series A private placement. These shares have an aggregate liquidation preference of $2,808,750 above the common stock, have an aggregate cumulative dividend of approximately $200,000 per year, must be redeemable in four years, and are convertible into common stock (with favorable anti-dilution adjustments if we issue stock below fair market value). Also, without approval of a majority of the 7% Convertible Preferred Stock, we cannot repurchase or redeem common stock (except pursuant to repurchase agreements with service providers) or borrow money or issue debt securities other than in a strategic transaction, in connection with an acquisition of another entity, or pursuant to an independent-directors-approved commercial borrowing transaction, secured lending transaction or lease financing transaction.

In the second quarter of 2005, we issued 792,306 shares of Series B 7% Convertible Preferred Stock, with rights and preferences substantially similar to those of Series A.

We do not intend to pay cash dividends.

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We would be exposed to changes in interest rates primarily from any marketable securities and investments in certain available-for-sale securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At June 30, 2005, we did not have any marketable securities or investments in available-for-sale securities, nor did we have any sales denominated in a currency other than the United States dollar. Our cash equivalents’ principal would not be materially changed by changes in interest rates, but as the short term instruments mature and roll over, we would be able to earn more interest in the future if interest rates rise. A one percentage point (100 basis point) increase in interest rates would result in approximately a $17,000 annual increase in our income from cash equivalents, assuming our cash equivalents principal balance remained at its June 30, 2005 level. Our $1 million revolving line of credit from Laurus has a floating interest rate and currently has zero outstanding balance.

ITEM 4.	CONTROLS AND PROCEDURES

John Zavoli, who is both our principal executive officer and principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 Rule 13a–15(e)), concluded that as of June 30, 2005, our disclosure controls and procedures were effective.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a defendant in any material legal proceedings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We previously reported on Form 8-K the required information regarding issuance of unregistered equity securities in the second quarter of 2005.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 13, 2005, we began a solicitation of written consents from our stockholders, in lieu of a special meeting of stockholders, to approve a proposal to approve the issuance of “Series A” and Series B 7% convertible preferred stock and warrants overlying common stock, together representing more than 20% of our then outstanding common stock; to approve the participation by certain directors and officers in the “Series A” offering; and to approve an amendment to the antidilution provision and some other provisions of the Series A’s certificate of designations. The solicitation was concluded on May 26, 2005.

The stockholders approved the proposal by a vote of 4,592,105 shares For, 12,462 shares Against, and 1,082 shares Abstaining. The Common Stock stockholders approved the proposal by a vote of 4,065,952 shares For, 12,462 shares Against, and 1,082 shares Abstaining. The Series A Preferred Stock stockholders approved the proposal by a vote of 526,153 shares For, no shares Against, and no shares Abstaining.

ITEM 5.	OTHER INFORMATION

On March 18, 2005, we filed a complaint against QVidia Technologies, Inc. (“QVidia”), and the principals of QVidia, Ronald Fellman and John Beer, in the Superior Court of California, County of San Diego, alleging misappropriation of our proprietary and confidential information. Both Fellman and Beer are former employees of the Company.

On May 17, 2005, we entered into a Second Amendment of Restricted Stock Award Agreement with David Carnevale, our Vice President of Corporate Development. Under this amendment, 31,250 shares of restricted stock previously issued to Mr. Carnevale would vest, not when originally scheduled in May 2005, but instead in 10 monthly installments beginning June 2005. Mr. Carnevale agreed to establish a Rule 10b5-1 stock selling plan for a portion of the shares and also agreed to further restrictions against transfer of another portion of the shares.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report. References to “Path 1” or “us” in this Item 6 mean Path 1 Network Technologies Inc., a Delaware corporation.

Exhibit Number		Description
3.3.1		Amended and Restated Certificate of Designations of Preferred Stock (for 7% Convertible Preferred Stock), as filed with the Delaware Secretary of State on May 31, 2005. (2)

3.4		Certificate of Designations of Preferred Stock (for Series B 7% Convertible Preferred Stock), as filed with the Delaware Secretary of State on May 31, 2005. (2)

10.61.1	*#	Second Amendment of Restricted Stock Award Agreement between us and David Carnevale, as of May 17, 2005

10.84		Securities Purchase Agreement, dated April 26, 2005. (1)

10.85		Registration Rights Agreement, dated April 26, 2005. (1)

10.86		Form of Warrant to Purchase Shares of Common Stock. (1)

10.87		Form of amendment / waiver letter dated April 22, 2005, with holders of 7% Convertible Preferred Stock and associated warrants; entered into (in some cases with minor changes) with all such holders (1)

10.88		Form of warrant for Silverwood designees. (3)

31*		Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a–14(a).

32*		Certification under Section 906 of the Sarbanes-Oxley Act of 2002 / 18 U.S.C. Section 1350/ SEC Rule 13a-14(b).

*	Filed Herewith
#	Indicates management contract or compensatory plan or arrangement.
(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Form 8-K filed with the Commission on April 29, 2005.
(2)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Form 8-K filed with the Commission on June 6, 2005.
(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Form S-3 registration statement filed with the Commission on May 2, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Path 1 Network Technologies Inc.

By:	/s/ JOHN R. ZAVOLI
John R. Zavoli President and Chief Executive Officer, Chief Financial Officer, General Counsel and Secretary

Date: August 15, 2005

INDEX OF EXHIBITS

References to “Path 1” or “us” mean Path 1 Network Technologies Inc., a Delaware corporation.

Exhibit Number		Description
3.3.1		Amended and Restated Certificate of Designations of Preferred Stock (for 7% Convertible Preferred Stock), as filed with the Delaware Secretary of State on May 31, 2005. (2)

3.4		Certificate of Designations of Preferred Stock (for Series B 7% Convertible Preferred Stock), as filed with the Delaware Secretary of State on May 31, 2005. (2)

10.61.1	*#	Second Amendment of Restricted Stock Award Agreement between us and David Carnevale, as of May 17, 2005

10.84		Securities Purchase Agreement, dated April 26, 2005. (1)

10.85		Registration Rights Agreement, dated April 26, 2005. (1)

10.86		Form of Warrant to Purchase Shares of Common Stock. (1)

10.87		Form of amendment / waiver letter dated April 22, 2005, with holders of 7% Convertible Preferred Stock and associated warrants; entered into (in some cases with minor changes) with all such holders (1)

10.88		Form of warrant for Silverwood designees. (3)

31*		Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a–14(a).

32*		Certification under Section 906 of the Sarbanes-Oxley Act of 2002 / 18 U.S.C. Section 1350/ SEC Rule 13a-14(b).

*	Filed Herewith
#	Indicates management contract or compensatory plan or arrangement.
(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Form 8-K filed with the Commission on April 29, 2005.
(2)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Form 8-K filed with the Commission on June 6, 2005.
(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Form S-3 registration statement filed with the Commission on May 2, 2005.