Form 10-Q
period 2005-09-30
PATH 1 NETWORK TECHNOLOGIES INC
filed 2005-11-14
CIK 1059404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

As of November 10, 2005, 6,956,604 shares of the registrant’s common stock were outstanding.

PATH 1 NETWORK TECHNOLOGIES INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2005

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Path 1 Network Technologies Inc.

Consolidated Balance Sheets

(in thousands, except shares data)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,362	$929
Accounts receivables, net	704	810
Inventory	536	541
Other current assets	186	469

Total current assets	2,788	2,749
Property and equipment, net	284	352
Issuance costs for mandatorily-redeemable preferred stock, net	500	4
Other assets	121	59

Total assets	$3,693	$3,164

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$1,261	$752
Accrued compensation and benefits	412	176
Deferred revenue	179	256
Current portion of leases payable	6	21
Current portion of notes payable, net	—	78

Total current liabilities	1,858	1,283
Mandatorily-redeemable preferred shares, net (note 11)	2,297	—

Total liabilities	4,155	1,283

Shareholders’ equity (deficit):
Common stock, $0.001 par value; 40,000,000 shares authorized; 6,956,604 and 6,820,606 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively; 2,777 shares held in treasury at September 30, 2005, and December 31, 2004	7	7
Additional paid in capital	52,708	48,743
Deferred compensation	(346)	(1,357)
Accumulated deficit	(52,830)	(45,512)

Total shareholders’ equity (deficit)	(462)	1,881

Total liabilities and shareholders’ equity (deficit)	$3,693	$3,164

Path 1 Network Technologies Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Revenues:
Product revenue	$384	$734	$2,352	$2,593
License revenue	—	—	—	20
Contract revenue	—	20	16	21
Royalty revenue	—	—	6	—
Services revenue	20	—	22	—
Other revenue	—	2	13	20

Total revenues	404	756	2,409	2,654

Cost of revenues:
Cost of product sales	369	233	1,142	1,828
Cost of contract services	—	7	—	7

Total cost of revenues	369	240	1,142	1,835

Gross profit	35	516	1,267	819

Operating expenses:
Engineering research and development	1,106	466	3,112	1,472
Sales and marketing	880	398	2,324	2,242
General and administrative	615	636	1,369	2,545
Stock-based compensation	234	—	1,126	272

Total operating expenses	2,835	1,500	7,931	6,531

Operating loss	(2,800)	(984)	(6,664)	(5,712)
Other income (expense)
Interest expense, net	(217)	(22)	(471)	(72)
Other income (expense)	7	—	3	(3)

Total other expense	(210)	(22)	(468)	(75)

Net loss	(3,010)	(1,006)	(7,132)	(5,787)
Accumulated preferred dividends	(94)	—	(188)	—

Net loss available to common shareholders	$(3,104)	$(1,006)	$(7,320)	$(5,787)

Net loss per common share	$(0.45)	$(0.15)	$(1.06)	$(0.86)

Weighted average shares used in loss per common share calculation	6,941	6,764	6,890	6,711

See accompanying notes to these consolidated financial statements.

Path 1 Network Technologies Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2005	2004
Cash flows from operating activities
Net loss	$(7,320)	$(5,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	186	233
Stock-based compensation	1,011	272
Accretion of debt discount & debt conversion expense	605	100
Bad debt expense	(60)	—
Changes in assets and liabilities
Accounts receivable	166	(326)
Inventory	5	13
Other current assets	283	(140)
Other assets	(524)	—
Accounts payable and accrued liabilities	511	(87)
Accrued compensation and benefits	236	105
Deferred revenue	(77)	214

Cash used in operating activities	(4,978)	(5,403)

Cash flows from investing activities
Capitalized software development - internal use tools	(113)	—
Purchase of property & equipment	(96)	(180)

Cash used in investing activities	(209)	(180)

Cash flows from financing activities
Issuance of common stock	—	240
Repayment of notes payable	(15)	(16)
Proceeds from exercise of options	251	—
Issuance of preferred stock	5,384	—

Cash provided by financing activities	5,620	224

	—
Net increase (decrease) in cash	433	(5,359)
Cash and cash equivalents, beginning of period	929	7,807

Cash and cash equivalents, end of period	$1,362	$2,448

Non-cash, reconciling items
Conversion of notes and accrued interest to common stock	$102	$331

Capitalized debt issuance costs in connection with beneficial conversion charges and warrants	$3,333	$—

Purchase of equipment for note payable	$—	$23

Issuance of restricted stock to executives	$116	$—

See accompanying notes to these consolidated financial statements.

Path 1 Network Technologies Inc.

Notes to the Unaudited Consolidated Financial Statements

Note 1—Basis of Presentation

The accompanying consolidated balance sheet at September 30, 2005, the consolidated statements of operations for the three-month and nine-month periods ended September 30, 2005 and 2004, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004, have been prepared by Path 1 Network Technologies Inc. (the “Company”) and have not been audited. The consolidated balance sheet at December 31, 2004 has been audited. These consolidated quarterly financial statements, in the opinion of management, include all adjustments, consisting only of normal and recurring adjustments, necessary to state fairly the financial information set forth therein, in accordance with accounting principles generally accepted in the United States.

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

Recently Issued Accounting Standards

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, applying to all voluntary accounting principle changes as well as the accounting for and reporting of such changes. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to affect the Company’s financial condition or results of operations.

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

Path 1 Network Technologies Inc.

Notes to the Unaudited Consolidated Financial Statements -(Continued)

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

The Company accounts for equity instruments issued to non-employees using the fair value method in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation—Transition and Disclosure. This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company makes the following required disclosure under SFAS 148. The table below provides, on a pro forma basis, the effect employee stock-based compensation would have had on the Company’s operating results had the Company used the fair value method of accounting for stock-based compensation arrangements in conformity with SFAS 123 (in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Net income (loss) attributable to common stock
As reported	$(3,104)	$(1,006)	$(7,320)	$(5,787)
Deduct:
Stock-based employee compensation expense determined under the fair value method	(25)	(14)	(169)	(30)

Pro forma	$(3,179)	$(1,020)	$(7,489)	$(5,817)

Basic and diluted net loss per share
As reported	$(0.45)	$(0.15)	$(1.06)	$(0.86)

Pro forma	$(0.45)	$(0.15)	$(1.09)	$(0.87)

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

Path 1 Network Technologies Inc.

Notes to the Unaudited Consolidated Financial Statements -(Continued)

During the three and nine-month periods ended September 30, 2005 and 2004, the Company recorded no stock-based compensation expense related to the amortization of options outstanding to employees and consultants, but during the three and nine-month periods ended September 30, 2005, the Company recorded non-cash compensation related to the vesting of restricted stock issued to five present and former executives. Stock-based compensation expense may occur in future quarters due to the planned vesting dates for restricted stock awards granted in earlier periods to company executives.

Note 2—Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. From January 30, 1998 through September 30, 2005, we incurred losses totaling $52.8 million. We have not yet achieved profitability, and remain a risky enterprise. We believe that our existing capital resources will enable us to fund operations for only a few months. We have taken steps to reduce expenses to help manage our cash. At September 30, 2005, we had working capital of $930,000 and cash and cash equivalents of $1,362,000. Additionally, as of September 30, 2005 the Company has $160,000 in eligible accounts to borrow against under the $1 million revolving line of credit with Laurus Master Fund Ltd.

Given our projected cash burn rate, we will be required to raise additional capital in the very near term. We are currently pursuing efforts to raise additional capital, and urgently need to do so by December 31, 2005. We cannot ensure that financing would be available to us on acceptable terms, if at all. Our investment bankers, when and if engaged, may not be able to successfully find any financing or other strategic opportunities for us. Our inability to raise capital when needed would seriously harm our business. In addition, additional equity may dilute our stockholders’ interest, and debt financing, if available, may involve restrictive covenants and could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on debt.

Note 3—Private Offering

On January 26, 2005, the Company entered into a Securities Purchase Agreement (the “Agreement”) and a related Registration Rights Agreement, with certain accredited investors. On January 27, 2005, pursuant to the Agreement, the Company sold to a group of accredited investors 556,538 shares of the Company’s mandatorily-redeemable 7% Convertible Preferred Stock (the “Series A Preferred Stock”), and issued to those investors warrants to purchase up to 278,268 shares of the Company’s Common Stock (the “Series A Warrants”). The per share purchase price of the Series A Preferred Stock (with 0.5 Series A Warrant) was initially $3.25, and the Series A Warrants initially carried an exercise price of $4.20 per share. The Company’s gross receipts from the January 27, 2005, sale of Series A Preferred Stock (with Series A Warrants) were $1,808,750. On February 18, 2005, under the Agreement, the Company sold to other accredited investors at a second closing a total of 307,691 shares of Series A Preferred Stock and 153,847 Series A Warrants, for $1,000,000. In total, under the two closings, the Company sold 864,229 shares of Series A Preferred Stock and 432,115 Series A Warrants, for gross receipts of $2,808,750.

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

The Company paid Castle Creek Technology Partners LLC fees totaling $25,000 to cover its expenses.

The Series B Preferred Stock accrues dividends at the rate of $0.2275 per share per year, and dividends are cumulative. The Series B Preferred Stock is convertible at the option of the holder into shares of Common Stock at a conversion price of $3.25 per share, subject to specified anti-dilution adjustments. The Series B Preferred Stock shall be automatically redeemed by the Company if for 10 consecutive trading days the common stock closes at a price above $9.04. The holders of the Series B Preferred Stock would be able to convert their shares into shares of common stock at any time before such redemption.

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

Path 1 Network Technologies Inc.

Notes to the Unaudited Consolidated Financial Statements -(Continued)

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

Note 5—Inventory

The Company records inventory, which consists primarily of raw materials used in the production of video gateways and related products and finished goods, at the lower of cost or market. Cost is determined principally on the average cost method. Provisions for potentially obsolete or slow-moving inventory are made based on an analysis of inventory levels and future sales forecasts. The provision is re-measured at each balance sheet date. At September 30, 2005, the Company had accrued approximately $127,000 for potentially obsolete or slow-moving inventory.

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

Path 1 Network Technologies Inc.

Notes to the Unaudited Consolidated Financial Statements -(Continued)

Note 7—Warranty Reserves, Indemnification Arrangements and Guarantees

In connection with the Company’s adoption of FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, the following disclosures are made with respect to the Company’s product warranties.

The Company provides a limited warranty for its products. A provision for the estimated warranty cost is recorded at the time revenue is recognized. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related revenue is recognized. The amount of liability to be recorded is based on management’s best estimate of future warranty costs expected to be incurred for its products still under warranty at the time of measurement. This estimate is derived from analyzing trends in product failure rates and trends in actual product repair costs incurred. The Company’s standard product warranty extends one year from date of sale; however, the Company may warrant products for periods greater than one year under certain circumstances. The following table summarizes the activity in the liability accrual related to product warranty during the nine months ended September 30, 2005 and the year ended December 31, 2004:

	(in thousands)
	September 30, 2005	December 31, 2004
	(Unaudited)
Warranty reserve beginning balance	$29	$78
Warranty expense accrued during the period	11	(11)
Actual warranty costs incurred during the period	(9)	(38)

Warranty reserve ending balance	$31	$29

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

Note 8—Capitalized Software Development Costs

The Company capitalizes certain software development costs in accordance with FASB Statement of Financial Accounting Standards 86 (SFAS 86), Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed and AICPA SOP 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. During the nine months ended September 30, 2005, the Company capitalized approximately $113,000 of engineering costs, consisting of $107,000 related to product development under SFAS 86 and $5,000 for development of internal use software tools under SOP 98-1.

Path 1 Network Technologies Inc.

Notes to the Unaudited Consolidated Financial Statements -(Continued)

The costs capitalized under SFAS 86 for the period ended September 30, 2005 consisted primarily of the salaries and employee benefits of the Company’s personnel directly involved in the various software development efforts and direct costs associated with third parties hired to assist with these developments. These capitalized costs were costs incurred to create product masters subsequent to the software product under development achieving technological feasibility as a working model as required by SFAS 86. The Company will capitalize similar future costs incurred to bring this product to general release to the public at which time capitalization will cease and amortization will begin.

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

At September 30, 2005, the Company had capitalized software development costs totaling $123,700. The Company has started to amortize capitalized software over an expected twenty-four month period beginning in the second quarter of 2005. The amount of annual expense to be recognized is the greater of the amount that would be amortized using the straight-line method over the remaining economic life of the product including the period being reported and the amount that would be amortized by the ratio actual period sales of the product bear to the total of current and anticipated future sales of the product. The following table summarizes activity within the capitalized software and related amortization accounts during the nine months ended September 30, 2005 and the year ended December 31, 2004:

	(in thousands)
	September 30, 2005	December 31, 2004
	(Unaudited)
Capitalized software assets:
Beginning balance	$11	$—
Costs capitalized during the period	113	11

Ending balance	$124	$11
Accumulated amortization of capitalized assets
Beginning balance	$—	$—
Amortization expense recorded during the period	(22)	—

Ending balance	$(22)	$—

Net capitalized software	$102	$11

Note 9—Off Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as special purpose entities (“SPEs”).

Note 10—Reportable Operating Segments

The Company does not have more than one reportable operating segment.

Path 1 Network Technologies Inc.

Notes to the Unaudited Consolidated Financial Statements -(Continued)

Note 11—Long-Term Liabilities

Notes Payable

During the nine months ended September 30, 2005, approximately $102,000 of note principal was converted into 26,050 shares of the Company’s common stock. The carrying value of the convertible notes payable, excluding the Company’s line of credit, at September 30, 2005 is zero. There was no interest expense for the three months ended September 30, 2005 since the note payable was converted into the Company’s common stock in May 2005. Interest expense related to convertible notes for the nine months ended September 30, 2005, includes coupon interest of approximately $2,533; non-cash interest expense of approximately $2,000 pertaining to the discount related to the warrants; and non-cash interest expense of approximately $7,000 pertaining to the discount related to the beneficial conversion feature. Amortization of debt issuance costs for the nine months ended September 30, 2005, was $9,000.

The Company maintains a $1 million revolving line of credit (“the LOC”) with Laurus Master Fund Ltd. The LOC is secured by the Company’s accounts receivables and other assets, and the Company has the ability to draw down advances under the LOC subject to limits. As of September 30, 2005, the Company had $160,000 of eligible accounts for borrowing. Under the terms of the LOC, Laurus can convert advances made to the Company into common stock at a fixed conversion price of $6.78 per share. The LOC expires in February 2006. The amount outstanding under the LOC at September 30, 2005 is zero. (See Note 2)

Mandatorily-redeemable convertible preferred shares (see Note 3)

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

The following table shows the carrying value of the long-term liability related to the Company’s convertible preferred shares:

	(in thousands)
	September 30, 2005	December 31, 2004
	(Unaudited)
Amount payable for mandatorily-redeemable preferred shares (convertible into 1,696,072 common shares)	$5,384	$—
Unamortized discount related to warrants	(625)	—
Unamortized discount related to beneficial conversion feature	(2,462)	—

Carrying value of mandatorily-redeemable convertible preferred shares	$2,297	$—

The convertible preferred shares have a cumulative 7% dividend rate and are mandatorily-redeemable for cash if not converted at the holder’s sole discretion into the Company’s common stock by January 27, 2009.

Total interest expense related to mandatorily-redeemable convertible preferred shares for the nine months ended September 30, 2005 includes non-cash interest expense of approximately $94,000 pertaining to discounts related to warrants, and non-cash interest expense of approximately $387,000 pertaining to discounts related to the beneficial conversion features which includes $100,000 of such expense related to the one-time special re-set discussed in Note 3.

Amortization of issuance costs for mandatorily-redeemable preferred stock for the nine months ended September 30, 2005, was approximately $56,000.

Path 1 Network Technologies Inc.

Notes to the Unaudited Consolidated Financial Statements -(Continued)

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

Our long haul video gateway products operate in many types of IP networks, including those used to transport video to mobile devices. They are used in very high-grade or “clean” IP networks (sometimes referred to as “5 nines” networks), as well as less reliable networks such as the public Internet. In all cases, our products basically convert video from its many legacy formats into IP packets, wrap around the packets our proprietary intellectual property or our recently implemented version of the Pro MPEG standards-based Forward Error Correction (“FEC”) encapsulation designed to ensure that the digitized video packets are transported perfectly across an IP network, and then re-convert the IP packets to the legacy video formats. In summary, our gateway products serve as a bridge between the worlds of video and networking.

Our long haul product revenues represented nearly 50% of our total product revenues in 2004, and in the first nine months of 2005 the percentage of revenues from long haul gateway products increased to 64% of total product revenues, reflecting our continuing focus on long haul opportunities across many industry segments.

Although we received private-placement financings in the nine months ended September 30, 2005 which reflect our ongoing progress and provided us with approximately $5.5 million gross proceeds of needed financial support, we are pursuing additional sources of financing.

The performance for the quarter ended September 30, 2005 was disappointing and attributable to ongoing poor execution by the Company. We have made changes in management and expect significant changes in the coming quarters. John Zavoli, our former CEO, President, Chief Financial Officer and General Counsel, and David Carnevale, our former Vice President of Corporate Development, separated from the Company in September 2005. Henry Sariowan, our former Vice President of Strategic Technology Planning, separated from the Company in November 2005. Currently directors Frederick Cary and Robert Packer are serving as co-Interim Principal Executive Officers.

On November 14, 2005 we singed an employment letter agreement with Thomas Tullie to serve as our Chief Executive Officer beginning November 15, 2005, subject to ratification and formal appointment by our Board of Directors at its scheduled meeting on the afternoon of November 14, 2005.

Also, in August 2005 we hired Jeremy Ferrell as Controller to replace David Houillion and in November 2005 we promoted Mr. Ferrell to Interim Chief Financial Officer.

In June 2005, we discovered that a clerk in our finance department embezzled from the Company. We immediately fired the clerk and reported the matter to the police. We conducted an internal investigation, and have determined that this former employee acted alone, that no other Path 1 employees were involved in this matter, and that the amount of the embezzlement was approximately $245,000. This sum is reflected primarily in general and administrative expenses in the first and second quarters of 2005, and in the third and fourth quarters of 2004. Approximately half of the embezzlement occurred in the second quarter of 2005. After the completion of the internal investigation, stronger controls and procedures have been instituted and we have recommitted to compliance with previously existing procedures. We have also filed suit and are pursuing other legal remedies against this former employee, an employment agency from which we hired this former employee, and our bank, to recover the amount which was embezzled.

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

Our products enable and provide benefits as follows:

•	Feasibility—IP offers wider bandwidths than are currently available on alternate video transmission methods (such as satellite and DS-3);

•	Efficiency—by using bandwidth only when needed, a greater amount of content can be passed over a provider’s network;

•	Transparency—we can transport video regardless of the type of encoding at bit rates from under 1 Mbps to 270 Mbps and can accept ASI, SDI or IP inputs and output them in the same formats;

•	Decreased capital costs—the extensive installed base of IP networks and the equipment used to support them results in economies of scale and the availability of cost-effective products;

•	Decreased operations costs—IP networks, designed to be fault-tolerant and self-correcting, reduce the need for redundant back-up networks and significantly reduce maintenance and support costs;

•	Customization and flexibility—the software architecture underpinning our products allows providers to increase the volume of video traffic being delivered simply by the remote activation of additional ports or features within our products, rather than incurring costs associated with new equipment installation; and

•	Content on demand—no longer compelled to broadcast content uniformly to all end-users, providers can send specific content to only those requesting it, further reducing bandwidth constraints (both into the home and within the network).

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

Our cash position at September 30, 2005, was $1,362,000 and we had working capital of $930,000. Additionally, the Company has $160,000 in eligible accounts to borrow against under the $1 million revolving line of credit with Laurus Master Fund Ltd. Despite our two private placements in the nine months ended September 30, 2005, in which we raised aggregate proceeds of approximately $5.4 million, given our projected cash burn rate, we need to raise additional capital to sustain our operations at current levels. From January 30, 1998 through September 30, 2005, we incurred losses totaling $52.8 million. We have not yet achieved profitability, and we remain a risky enterprise. We believe that our existing capital resources will enable us to fund operations for only a few months. The Company is taking steps to reduce expenses to help manage our cash. (See Note 2)

Given our projected cash burn rate, we will be required to raise additional capital in the very near term. We are currently pursuing efforts to raise additional capital, and urgently need to do so by December 31, 2005. We cannot ensure that financing would be available to us on acceptable terms, if at all. Our investment bankers, when and if engaged, may not be able to successfully find any financing or other strategic opportunities for us. Our inability to raise capital when needed would seriously harm our business. In addition, additional equity may dilute our stockholders’ interest, and debt financing, if available, may involve restrictive covenants and could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on debt. If adequate funds are not available, we would need to curtail our operations significantly and might not be able to continue.

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

The $5.4 million of private placement financing is reflected on our balance sheet as a long-term liability at its net carrying value. The convertible preferred stock is treated as a liability, rather than equity, for accounting purposes because of its mandatory redemption feature. As a result of the transaction, we recorded a liability equal to the aggregate redemption price and a discount totaling approximately $1,825,000 that was booked to additional paid-in capital. The discount results from an embedded beneficial conversion feature and detachable warrants to purchase common stock with fair values of $2,819,000 and $738,000, respectively. These are treated as deferred interest charges which will be amortized on an effective yield basis over four years, or sooner if any preferred stock is previously redeemed or converted, resulting in non-cash interest expense each quarter. At September 30, 2005, the net carrying value of the liability for our mandatorily-redeemable preferred stock was $2,297,000. The remaining unamortized discount related to beneficial conversion feature and detachable warrants was $2,462,000 and $625,000, respectively.

In February 2003, we entered into a $1 million revolving line of credit with Laurus. This revolving line of credit (“the LOC”) is secured by our accounts receivables and other assets, and we have the ability to draw down advances under the LOC subject to limits. As of September 30, 2005, we had $160,000 of eligible accounts for borrowing. Under the terms of the LOC, Laurus can convert advances made to us into our common stock at a fixed conversion price of $6.78 per share. There was zero balance outstanding on our LOC as of September 30, 2005.

At September 30, 2005, we had material commitments related to our obligations under our recent preferred stock financing which could require us to repurchase all our 7% convertible preferred stock for at least $5.4 million in the first quarter of 2009. Our future capital requirements will depend on many factors, including the timing of research and product development efforts, the possible need to acquire new technology, the expansion of our sales and marketing efforts, and our expansion internationally. We expect to continue to expend significant amounts in all areas of our operations.

Cash used in operations was approximately $4,978,000 for the nine months ended September 30, 2005, compared to $5,403,000 for the same period in 2004. The decrease in cash usage was due primarily to a larger portion of our net loss being composed of non-cash stock-based compensation charges , and the net change in our balance sheet accounts. The $525,000 increase in “Other assets” in the first nine months of 2005 was due to the capitalized costs associated with the issuance of our convertible preferred stock.

Cash used in investing activities for the nine months ended September 30, 2005, was $209,000, compared to $180,000 for the same period ended September 30, 2004. In the nine month period in 2005, we capitalized $113,000 of engineering costs and acquired $96,000 of engineering equipment.

Cash provided by financing activities for the nine-month period ended September 30, 2005, was $5,620,000 compared to $224,000 for the same period ended September 30, 2004. The cash provided by financing activities in 2005 resulted primarily from the sale of convertible preferred stock while the 2004 provision resulted primarily from the exercise of warrants issued in 2003 in our 7% convertible notes offering.

RESULTS OF OPERATIONS

Revenues

Revenues

(in thousands)

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2005	2004		2005	2004
Product Revenue	$384	$734	-48%	$2,352	$2,593	-9%
Percentage of total revenue	95%	97%		98%	98%
Service/Other Revenue	$20	$22	-9%	$57	$61	-7%
Percentage of total revenue	5%	3%		2%	2%
Total Revenue	$404	$756	-47%	$2,409	$2,654	-9%

For the three months ended September 30, 2005, total revenues declined by $352,000 or 47%, to $404,000 from $756,000 during the three months ended September 30, 2004. Revenues from sales of products in the three months ended September 30, 2005, decreased $350,000, or 48% to $384,000 from $734,000 in the same period in 2004. The decrease in product sales revenue is due to reduced sales of long-haul products of $483,000 which was partially offset by an increase in cable products sales of $133,000. Additionally, we had a reduction in sales from partners of $296,000 which is primarily due to Frontiers which accounted for $239,000 of sales in the three months ended September 30, 2004 as compared to no sales in the three months ended September 30, 2005. The length of time it takes to establish new customer relationships typically ranges from six to twelve months, and as such the timing of sales can fluctuate significantly from quarter to quarter.

For the nine months ended September 30, 2005, total revenues declined by $245,000 or 9%, to $2,409,000 from $2,654,000 during the nine months ended September 30, 2004. Revenues from sales of products in the nine months ended September 30, 2005, decreased $241,000, or 9% to 2,352,000 from 2,593,000 for the same period in 2004. The decrease in product revenue is due to reduced sales of cable products of $445,000 which was partially offset by an increase in long-haul products of $204,000. Moreover, revenues for the nine months ended September 30, 2005 include $254,000 recognized for sales made to Frontiers in prior quarters for which we had already been paid and had previously been reported as deferred revenue.

Despite the relatively weak revenue in the three and nine months ended September 30, 2005, we believe that if we are successful in capitalizing on our sales opportunities, revenue will increase. Our revenues can fluctuate from quarter to quarter, based on timing of customer orders and mix of our product sales.

Cost of Revenues

Cost of Revenues

(in thousands)

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2005	2004		2005	2004
Cost of Revenue	$369	$240	54%	$1,142	$1,835	-38%
Percentage of total revenue	91%	32%		47%	69%

Cost of revenues consists of personnel-related costs in providing support to customers, raw materials costs for the products, and warranty costs as well as an allocation of corporate expenses, such as corporate insurance, facilities, utilities and other.

Cost of revenues increased by $129,000, or 54%, to $369,000 in the three months ended September 30, 2005 as compared to $240,000 in the three months ended September 30, 2004. During 2005, we adopted a policy to allocate corporate expenses such as corporate insurance, facilities and utilities to each of the functional departments and to cost of revenues on the basis of headcount. The impact of the allocation to cost of revenues was $87,000 for the three months ended September 30, 2005.

Additionally, personnel-related costs increased $38,000 in the three months ended September 30, 2005 as compared to the same period in 2004. The 47% decrease in total revenues combined with a 53% increase in costs of sales resulted in a reduced gross profit percentage to 12% for the three months ended September 30, 2005 as compared to 68% for the same period in 2004.

Cost of revenues decreased by $693,000, or 38%, to $1,142,000 in the nine months ended September 30, 2005 as compared to $1,835,000 in the nine months ended September 30, 2004. The decrease was due primarily to lower materials costs as compared to the prior year of $892,000 which were partially offset by increased overhead of $169,000 relating to the new policy adopted in the current year and increased personnel and labor costs of $78,000. The 9% reduction in total revenues combined with the 38% reduction in cost of sales resulted in an improved gross margin percentage to 53% for the nine months ended September 30, 2005 as compare to 31% for the same period in 2004. We expect the cost of revenues will fluctuate in absolute dollars and as a percentage of total revenue as the related revenue fluctuates and mix of product sales varies.

Operating Expenses

Engineering, research and development

(in thousands)

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2005	2004		2005	2004
Engineering, research and development	$1,006	$466	137%	$3,112	$1,472	111%
Percentage of total revenue	274%	62%		129%	55%

Engineering, research and development expenses consist of salaries and benefits for engineers and cost of outside consultants as well as the allocation of corporate expenses, calculated on the basis of headcount, such as corporate insurance, facilities, utilities and other.

Engineering, research and development expenses increased $640,000, or 137% from $466,000 to $1,106,000 for the three months ended September 30, 2005 as compared to the same period in 2004. The increase was due primarily to an increase of $434,000 in the allocation of corporate expenses. During 2005, we adopted a policy to allocate corporate expenses such as corporate insurance, facilities and telephone costs to each of the functional departments on the basis of headcount. In addition, direct consulting and personnel costs increased $146,000 and $57,000, respectively, due to new product development and product sustaining engineering efforts.

Engineering, research and development expense increased $1,639,000, or 111%, from $1,472,000 to $3,112,000 for the nine months ended September 30, 2005 as compared to the same period in 2004. The increase is due primarily to an increase of $907,000 in consulting expenses and prototype expenses associated with new product development and an increase in the allocation of corporate expenses of $795,000. We have made the decision, in part due to cost considerations, to discontinue a development project which had commanded much of the 2005 increase in direct development expenses.

We do not expect engineering, research and development expenses to change significantly in the next several quarters.

Sales and marketing

(in thousands)

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2005	2004		2005	2004
Sales and marketing	$880	$398	121%	$2,324	$2,242	4%
Percentage of total revenue	218%	53%		96%	84%

Sales and marketing expenses consist of salaries, cost of benefits, sales commissions and other expenses related to the direct sales force, as well as allocation of overall corporate expenses, calculated on the basis of headcount, related to such items as corporate insurance, facilities, utilities, and other.

Sales and marketing expenses increased $482,000, or 121%, to $880,000 from $398,000 for the three months ended September 30, 2005 as compared to the same period in 2004. The increase was due primarily to an increase of $291,000 in allocated corporate expenses and higher personnel costs and travel expenses associated with increased headcount.

Sales and marketing expenses increased $81,000, or 4%, to $2,324,000 from $2,242,000 for the nine months ended September 30, 2005 as compared to the same period in 2004. The increase was due to an increase of $574,000 in allocated corporate expenses. This increase was partially offset by a one-time charge of $400,000 in the 2004 period for the repurchase of the exclusive marketing rights to the integrated QAM product we had developed for Aurora Networks and a most-favored-nation pricing which Aurora Networks had as a reseller of our products.

We expect sales and marketing expense to fluctuate as a percentage of revenue based on changes in revenue.

General and Administrative

(in thousands)

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2005	2004		2005	2004
General and administrative	$615	$636	-3%	$1,369	$2,545	-46%
Percentage of total revenue	152%	84%		57%	96%

General and administrative expenses consist primarily of personnel costs for finance, information technology, human resources and general management, as well as outside professional services and an overall allocation of corporate expenses, calculated on the basis of headcount, such as corporate insurance, facilities, utilities and other.

General and administrative expenses decreased $21,000, or 3%, to $615,000 from $636,000 for the three months ended September 30, 2005 as compared to the same period in 2004. The decrease is due primarily to a reallocation of corporate expenses of $721,000 due to the adoption of the policy during 2005 to allocate corporate expenses from general and administrative to the other functional departments based on headcount. This decrease was offset by an increase in legal fees associated with several lawsuits we were engaged in during the quarter. Personnel costs increased by $200,000 primarily due to a one-time charge of $250,000 for the severance to be paid to John Zavoli, our former CEO, as provided in his employment contract. In addition, audit fees increased by $72,000 due to the correction of the recording of the current year audit fee and additional fees associated with work related to the employee embezzlement discovered during the quarter ended June 30, 2005. Also, consulting fees increased by $145,000 due to the turnover in the finance department.

General and administrative expenses decreased $1,175,000, or 46%, to $1,369,000 from $2,545,000 for the nine months ended September 30, 2005, as compared to the same period in 2004. The decrease is due primarily to a reallocation of corporate expenses of $1,466,000 associated with the adoption of the policy during 2005 to allocate corporate expenses from general and administrative to the other functional departments based on headcount. This decrease was partially offset by an increase in legal fees of $212,000 associated with several lawsuits we were engaged in during the first nine months. In addition, consulting expenses increased $128,000 due to the need for outside assistance to mitigate the turnover in the finance department. The expenses for the nine months ended September 30, 2005 include $190,000 embezzled by an employee, whom we immediately terminated on June 17, 2005 when we discovered the scheme. The corresponding amount for embezzlement for the same period of last year was approximately $54,000.

We expect general and administrative expenses to stabilize or decline in the next several quarters in absolute dollar amounts due to the resolution of lawsuits and the non reoccurrence of severance and embezzlement-related costs.

Stock-based Compensation

(in thousands)

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2005	2004		2005	2004
Stock-based compensation	$234	$—	N/A	$1,126	$272	314%
Percentage of total revenue	58%	0%		47%	10%

Stock-based compensation is a non-cash expense item that is recognized as a result of vesting of restricted stock issued to employees. We have also historically recognized compensation expense related to outstanding options or stock awards to consultants and some employees for the amount of options or awards that vest in that period.

Stock-based compensation expense increased $234,000, for the three months ended September 30, 2005 to $234,000 as compared to none in the same period of 2004. The increase is due primarily to accelerated vesting of restricted stock in connection with the separation of three former officers of the Company.

Stock-based compensation expense increased $854,000, or 314% for the nine months ended September 30, 2005 to $1,126,000 as compared to $272,000 in the same period of 2004. The increase is due primarily to vesting of restricted stock in favor of five former officers of the Company.

Interest Expense

Net interest expense consists primarily of interest obligations on our outstanding debt and equity instruments. Interest expense was $217,000 and $471,000 for the three and nine months ended September 30, 2005, respectively, as compared to $22,000 and $72,000 for the comparable periods in 2004. The increase is due primarily to non-cash charges, characterized as “interest” for accounting purposes, related to the issuance of mandatorily-redeemable convertible preferred shares during the first six months of 2005.

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

We need to raise additional capital in the very near future.

Our cash position at September 30, 2005, was $1,362,000. Despite our two private placements in the nine months ended September 30, 2005, in which we raised aggregate proceeds of approximately $5.4 million, given our projected cash burn rate, we need to raise additional capital to sustain our operations at current levels. We believe that our existing capital resources will enable us to fund operations for only a few months. We cannot ensure that financing will be available to us on acceptable terms, if at all. Our inability to raise capital when needed would severely harm our business. In addition, additional equity financing may dilute our stockholders’ interest, and debt financing, if available, may involve restrictive covenants and could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on debt. If adequate funds are not available, we would need to curtail our operations significantly and might not be able to continue.

Our window of opportunity may be shrinking.

It is difficult for companies like us, with small mass and limited resources, to compete in the video transport equipment industry against larger businesses. Our disadvantages have been heightened by our recent failures of execution in many aspects of our business. Although we believe our products remain technologically superior, our margin of superiority over certain large competitors may diminish as we presently do not offer an integrated solution: we have a narrow product offering. Moreover, our industry is now adopting international standards for forward error correction (“FEC”) and other technologies that today are proprietary. While we believe that our implementation of these standards is unique, and while an initial comparison test conducted by a major European broadcaster showed that our Vx8000 operating our implementation of the Pro-MPEG Code of Practice (COP) # 3 FEC performed best, the movement toward industry standards-based products may result in commoditization and may reduce our technological advantages, thereby resulting in lower selling prices and reduced gross margins, and thus negatively impact the results of our operations. For these and other reasons, our industry has been experiencing consolidation.

We have incurred losses since inception and will likely not be profitable at least for the next several quarters.

We have incurred operating losses since our inception in January 1998. As of September 30, 2005, our accumulated deficit was approximately $52.8 million. We have never been profitable. We expect to continue to incur significant operating, sales, marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.

Changes in senior management may result in difficulties

John Zavoli, our former CEO, President, Chief Financial Officer and General Counsel, and David Carnevale, our former Vice President of Corporate Development, separated from the Company in September 2005. Henry Sariowan, our former Vice President of Strategic Technology Planning, separated from the Company in November 2005. Currently directors Frederick Cary and Robert Packer are serving as co-Interim Principal Executive Officers while we seek a new CEO. Also, in August 2005 we hired Jeremy Ferrell as Controller to replace David Houillion. Mr. Ferrell was recently promoted to Interim Chief Financial Officer. We expect further changes in management. Changes in senior management of small companies are inherently disruptive, and efforts to implement any new strategic or operating goals may also prove to be disruptive.

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

Newly adopted accounting regulations requiring companies to expense stock options will result in a decrease in our earnings, or an increase in our losses, and our stock price may decline.

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

We maintain three equity compensation plans: (i) the 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”), pursuant to which we may issue an aggregate of 710,000 options and shares of common stock to employees, officers, directors, consultants and advisors, (ii) the 2001 Employee Stock Purchase Plan (the “Purchase Plan”), pursuant to which our employees are provided the opportunity to purchase our stock through payroll deductions, and (iii) the 2004 Equity Incentive Plan (the “2004 Plan”), pursuant to which we may issue a total of 900,000 options and shares of common stock to employees, officers, directors, consultants and advisors. As of September 30, 2005, 435,000 shares of stock had been granted directly to current and former executives of the Company and there were options outstanding to purchase 274,342 shares of common stock under our 2000 Plan; 70,658 shares of common stock remained available for issuance under the 2000 Plan. A maximum of 710,000 shares of common stock have been authorized for issuance under the Purchase Plan. As of September 30, 2005, there were options outstanding to purchase 430,935 shares of common stock and 20,000 shares of stock had been granted directly to current executives of the Company under our 2004 Plan; 469,065 shares of common stock remained available for issuance under the 2004 Plan.

In addition, as of September 30, 2005, there were 59,840 shares of common stock subject to outstanding options granted other than under the 2004 Plan, the 2000 Plan or the Purchase Plan. These non-plan options were granted in prior years to various employees, directors, consultants and advisors before the creation of any stock option plan.

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

As of September 30, 2005, there were outstanding warrants to purchase up to 4,047,559 shares of our common stock with a weighted average exercise price of $4.70 per share. The weighted average remaining life for all of the currently outstanding warrants is 2.82 years from September 30, 2005.

In addition, at September 30, 2005, there were 864,229 shares of “Series A” 7% convertible preferred stock and 792,306 shares of Series B 7% Convertible Preferred Stock outstanding. These shares are convertible into shares of common stock.

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

We would be exposed to changes in interest rates primarily from any marketable securities and investments in certain available-for-sale securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At September 30, 2005, we did not have any marketable securities or investments in available-for-sale securities, nor did we have any sales denominated in a currency other than the United States dollar. Our cash equivalents’ principal would not be materially changed by changes in interest rates, but as the short term instruments mature and roll over, we would be able to earn more interest in the future if interest rates rise. A one percentage point (100 basis point) increase in interest rates would result in approximately a $17,000 annual increase in our income from cash equivalents, assuming our cash equivalents principal balance remained at its September 30, 2005 level. Our $1 million revolving line of credit from Laurus has a floating interest rate and currently has zero outstanding balance.

ITEM 4.	CONTROLS AND PROCEDURES

Frederick Cary and Robert Packer, our co-interim principal executive officers, and Jeremy Ferrell, our interim principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 Rule 13a–15(e)), concluded that as of September 30, 2005, our disclosure controls and procedures were effective.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a defendant in any material legal proceedings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on July 18, 2005. At the meeting, the shareholders approved two proposals. The shareholders approved a proposal to ratify the appointment of Swenson Advisors, LLP as independent registered public accountants of the Company for the fiscal year ending December 31, 2005. The proposal was approved with 6,150,380 voting for, 1,233 voting against and 1,000 abstaining. The shareholders also approved the election of the following individuals as directors who will hold office until their successors are duly elected: James Bixby with 6,124,954 voting for and 27,659 votes withheld, Mark Buckner with 6,124,954 voting for and 27,659 withheld, Frederick Cary with 6,122,454 voting for and 30,159 withheld, Robert Clasen with 6,124,954 voting for and 27,659 withheld, Robert Packer with 6,124,954 voting for and 27,659 withheld and John Zavoli with 6,122,454 voting for and 30,159 withheld.

ITEM 5.	OTHER INFORMATION

On July 18, 2005 we increased the base salary rate of Henry Sariowan, then our Vice President of Strategic Technology Planning, to $165,000 per annum, effective July 18, 2005.

On August 11, 2005 we entered into the third amendment of the restricted stock award agreement between us and John Zavoli, our former Chief Executive Officer to change the vesting period of restricted stock to one-tenth a month starting on October 13, 2005 and the same day of each of the nine succeeding calendar months. In consideration for the Company’s amendment to his agreement Mr. Zavoli was required to enter into a Rule 10b5-1 stock selling plan which would sell Restricted Stock to generate gross proceeds equal to 40% of the gross taxable income recognized by the vesting of Restricted Shares and remit payment to the Company to cover the Federal and California tax withholding amounts. In addition Mr. Zavoli agreed not to sell, assign or transfer shares in an amount equal to 30% of the Restricted Stock vested, unless the Company is acquired, the Participant leaves the service of the Company, or written permission was granted by the Company’s Compensation Committee.

On September 23, 2005 we entered into an employment letter agreement amendment between us and John Zavoli, our former Chief Executive Officer, to provide if any post-termination payment to Mr. Zavoli that constituted deferred compensation if payable later than March 15 of the calendar year after the calendar year in which employment was terminated must to the extent not already paid shall be due and payable in full on March 15.

On September 23, 2005 we entered into the third amendment of the restricted stock award agreement between us and David Carnevale, our former Vice President of Corporate Development to immediately vest all the shares of Restricted Stock which were not fully vested as of September 23, 2005 in anticipation of Mr. Carnevale’s resignation as Vice President and an employee.

On September 23, 2005 we entered into the fourth amendment of the restricted stock award agreement between us and John Zavoli, our form Chief Executive Officer to vest 10,000 shares of restricted stock as of September 23, 2005 and the remaining 55,000 shares of restricted stock to vest as of the second business day after our third quarter 2005 earnings announcement provided that Mr. Zavoli serves Path 1 as an unpaid consultant through this period.

On July 29, 2005 we entered into a separation, consulting and general release agreement between us and David Houillion, our former Chief Accounting Officer to provide two months salary as severance in exchange for availability of Mr. Houillion for sixty hours per month to consult with us for a period of sixty days.

On July 15, 2005 we entered into a financial advisory agreement between us and Merriman Curhan Ford and Company to provide us with investment banking services, identify strategic partners and partnering opportunities and evaluate and negotiate proposals to purchase the Company.

On August 1, 2005 we entered into an employment letter agreement between us and Jeremy Ferrell for the position of Controller.

On August 30, 2005 we entered into a restricted stock award agreement between us and Jeremy Ferrell, our Controller to provide 10,000 shares of restricted stock which will vest one-half on August 29, 2006 and the remaining one half restricted shares will vest over four quarterly installments from August 30, 2006 through August 29, 2007.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.70.1 * #	Employment Letter Agreement Amendment between us and John Zavoli, dated September 23, 2005.

10.72.1 * #	Third Amendment of Restricted Stock Award Agreements between us and David Carnevale, as of September 23, 2005.

10.78.1 * #	Third Amendment of Restricted Stock Award Agreement between us and John Zavoli, as of August 11, 2005.

10.78.2 * #	Fourth Amendment of Restricted Stock Award Agreement between us and John Zavoli, dated September 23, 2005.

10.89 * #	Separation, Consulting and General Release Agreement between us and David Houillion dated July 19, 2005.

10.90 *	Financial Advisory Agreement between us and Merriman Curhan Ford & Company dated July 15, 2005.

10.91 * #	Jeremy Ferrell employment letter agreement dated August 1, 2005.

10.92 * #	Restricted Stock Award Agreement between us and Jeremy Ferrell, dated August 30, 2005.

31.1*	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a–14(a).

31.2*	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a–14(a).

31.3*	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a–14(a).

32.1*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 / 18 U.S.C. Section 1350/ SEC Rule 13a-14(b).

32.2*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 / 18 U.S.C. Section 1350/ SEC Rule 13a-14(b).

32.3*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 / 18 U.S.C. Section 1350/ SEC Rule 13a-14(b).

*	Filed Herewith

#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Path 1 Network Technologies Inc.

By:	/s/ Frederick Cary
Frederick Cary Co-Interim Principal Executive Officer

Date: November 14, 2005

INDEX OF EXHIBITS

Exhibit Number	Description
10.70.1 * #	Employment Letter Agreement Amendment between us and John Zavoli, dated September 23, 2005.

10.72.1 * #	Third Amendment of Restricted Stock Award Agreements between us and David Carnevale, as of September 23, 2005.

10.78.1 * #	Third Amendment of Restricted Stock Award Agreement between us and John Zavoli, as of August 11, 2005.

10.78.2 * #	Fourth Amendment of Restricted Stock Award Agreement between us and John Zavoli, dated September 23, 2005.

10.89 * #	Separation, Consulting and General Release Agreement between us and David Houillion dated July 19, 2005.

10.90 *	Financial Advisory Agreement between us and Merriman Curhan Ford & Company dated July 15, 2005.

10.91 * #	Jeremy Ferrell employment letter agreement dated August 1, 2005.

10.92 * #	Restricted Stock Award Agreement between us and Jeremy Ferrell, dated August 30, 2005.

31.1*	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a–14(a).

31.2*	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a–14(a).

31.3*	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a–14(a).

32.1*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 / 18 U.S.C. Section 1350/ SEC Rule 13a-14(b).

32.2*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 / 18 U.S.C. Section 1350/ SEC Rule 13a-14(b).

32.3*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 / 18 U.S.C. Section 1350/ SEC Rule 13a-14(b).

*	Filed Herewith

#	Indicates management contract or compensatory plan or arrangement.