Form 10-K
period 2005-12-31
PATH 1 NETWORK TECHNOLOGIES INC
filed 2006-03-23
CIK 1059404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-15609

PATH 1 NETWORK TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

DELAWARE	13-3989885
(State of incorporation)	(I.R.S. Employer Identification No.)

6215 FERRIS SQUARE, SUITE 140

SAN DIEGO, CALIFORNIA 92121

(858) 450-4220

(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	American Stock Exchange
Common Stock Purchase Warrants	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price of the Common Stock on June 30, 2005, was approximately $13,181,000. 671,336 shares of Common Stock held by officers, directors and holders of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of March 15, 2006 was 7,410,754.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2006 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Report. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2005.

PATH 1 NETWORK TECHNOLOGIES INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005

Financial Statements

*	Incorporated by reference from our definitive Proxy Statement relating to the 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before May 1, 2006.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

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

Going Concern

Our independent registered public accounting firm, Swenson Advisors, LLP, included a going concern qualification in its audit opinion on our consolidated financial statements for the fiscal year ended December 31,

2005 included in this Form 10-K as a result of our operating losses during fiscal 2005 and our potential inability to raise additional sources of capital to fund operations. Management does not believe that the Company’s existing capital resources will enable the Company to fund operations for the next three months, and indeed will enable us to fund operations only into the second quarter of 2006. Management’s plans are and have been to reduce costs in all areas of its operating plan until sufficient capital is raised to support growth and substantial orders materialize, however, even with its costs reduction plan, the Company needs to raise additional funding to continue as a going concern. We did not include any adjustments to the financial statements included in this Form 10-K to reflect the possible future effects that may result from the uncertainty of our ability to continue as a going concern. We are currently undertaking the following efforts to address this uncertainty:

•	we are in the process of reviewing all options in regard to quickly raising additional sources of capital. We have engaged investment bankers to facilitate our efforts.

•	we are exploring the possibility of a new revolving credit facility to replace the facility that expired in February 2006, which could provide additional sources of working capital in the short term.

•	we have undertaken efforts to reduce discretionary costs and focus on selling existing products and services.

Industry Background

Prior technologies for transmitting real-time, high-quality video over long distances require an established and fully dedicated circuit for the duration of a transmission, regardless of whether the circuit is being used by the end-user. The concept is similar to a traditional telephone network—a call is placed, a circuit between two (or multiple) points is established and thereafter remains open for the duration of the call (regardless of whether anyone is speaking). These technologies typically require that the network be designed to be able to handle twice the expected average capacity in order to prevent congestion during peak usage. These technologies also require procuring expensive, dedicated bandwidth that remains open at all times regardless of usage. Dedicated bandwidth is often priced on a monthly basis, requiring significant cost regardless of usage.

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

Markets We Serve

Broadcast TV

Broadcasters and news organizations often gather their live content outside the studio, and they may need to move this high quality video in real time over long distances to reach production and aggregation facilities. In the broadcast industry, video is both distributed (for example, a video program that a broadcaster broadcasts to its viewers) as well as contributed (for instance, the video clips from multiple sources that are transported between and among broadcast studios or affiliates to be assembled into a video segment such as a news report or feature story that is, in turn, distributed for broadcast to viewers). For both the distribution and contribution of broadcast quality video, broadcasters have traditionally used satellite links or procured dedicated bandwidth on fiber lines, both of which are expensive and usually require multi-year contracts. Our products allow the same video to be moved over existing IP networks at significantly reduced cost. In 2005, roughly 50% of our product revenues were derived from the long haul broadcast market.

Video Carriers

Video carriers offer permanent and temporary video transport solutions to broadcasters as an outsourced, bundled service. These carriers own or lease the network infrastructure and rent time and capacity to content owners for delivery of live video material that may be delivered to studios, network affiliates, broadcast centers or headend facilities for ultimate distribution into homes. Our Cx1000, Ax100 and Vx8000 products are currently being used by video carriers to deliver broadcast video in key US and international cities. Customers using our products for long-haul transmission include the Vyvx division of WilTel Communications which used our Cx1000 product to carry both the live primary and backup high definition (“HD”) broadcasts of Super Bowl XXXIX®, Super Bowl XXXVIII® and Super Bowl XL®over Vyvx’s HD VenueNet. Vyvx accounted for approximately 27% and 8% of our product revenue in 2005 and 2004, respectively.

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

Mobile Video

Mobile operators are launching video content services for their subscribers. Our products can enable content owners, mobile content aggregators and wireless carriers to offer live video to mobile devices in addition to the streaming media content in their current offerings. Path 1 products can be used to transport over IP networks a variety of compressed videos that can be carried over MPEG-2 transport streams, including MPEG-2, MPEG-4, and VC-1 videos, at speeds of up to 214 Mbps. Our products can serve as the critical quality of service assurance, preserving the quality of the video content throughout the entire network up to the point of handoff to a transcoder in the local wireless network. Transcoding further compresses the video to data rates from 40 to 200 Kbps for transmission over the cellular network. Because of the significant compression required to transport video to a mobile device, our products are critical for preserving the quality of the video prior to transcoding.

Cable Companies

Cable companies are quickly migrating to an all-digital environment. However, they still have to contend with a large portion of their infrastructure using legacy analog technologies. Our products can play a key role in the digital migration plan for cable operators. Our VIDx™ products are designed for cable companies to allow them to use existing digital set-top boxes already in consumer homes to provide video-on-demand services, a significant competitive advantage over satellite providers. The more efficient use of existing bandwidth (both into the home and within the network) allows cable companies to increase the volume of content (whether movies, television or live events) available for delivery whenever requested by the cable subscriber, or to increase the number of subscribers served with existing content volume.

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

We sell to international customers through independent distributors and integrators. International distributors are generally responsible for importing the products and providing certain installation, technical support and other services to customers in their territory. Our direct sales force and distributors are supported by a technical staff including sales engineers who work closely with operators to develop technical proposals and design systems to optimize system performance and economic benefits to operators.

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

Our Technology

Flexible Product Architecture

In a market that is largely comprised of equipment based on fixed hardware designs, we have chosen to utilize designs based on high-powered network processors with specialized applications software (firmware) to implement a wide variety of products without requiring an equally large number of unique hardware platforms. Our common hardware platform is scalable, and helps to control product cost and reduce inventory risk while also minimizing time to market for new features and functions.

Our products can be field-upgraded, field repaired and even re-purposed for different uses by changing the firmware loaded into the same hardware platform. In most cases these changes can be made through the network, rather than requiring on-site personnel or factory returns. This product architecture, and the resulting flexibility it affords, has proven to be a unique differentiator for us.

The video over IP network environment is still considered to be a mix of the video world with its hundreds of standards and proprietary approaches, and the IP/data world with its much more regularized standards and proprietary implementations. Our products bridge between these two worlds, so flexibility to deal with non-standard, proprietary implementations in different networks has been a major Path 1 strength. This flexibility allows us to provide our customers with quick product changes that allow video to be sent over IP networks in spite of equipment and network design idiosyncrasies that would otherwise prevent proper communications from taking place.

As network changes take place, either on a planned or an emergency basis, our boxes can be upgraded to meet the new needs with minimal impact to the networks. For example, a customer may begin with a 4 port software-enabled version of our Chameleon products. At any point the same equipment can be field-upgraded to add input or output ports or increase video stream counts or rates—through network-downloaded licensing changes. In the case of our Cx1000 and Ax100 products, these products can be upgraded with our RepliCaster™ upgrade to provide for video stream replication.

Product Technology – Long Haul

Our products are designed to overcome the inherent limitations in IP networks that would otherwise make it difficult if not impossible to transport live, broadcast quality video over these networks. IP networks, in general, are not perfect in their timing and in their ability to prevent packet loss. Through the use of proprietary technologies, however, our long-haul products restore timing that may have been skewed as the packets traveled through the networks. Our products also have the ability to restore lost or out of order packets through the use of either our proprietary forward error correction or through Pro-MPEG standards-based forward error correction. Packet loss often occurs in large blocks, due to a variety of network problems. Path 1 proprietary forward error correction and transport restore losses of thousands of consecutive packets, which is extremely valuable in networks that are particularly “bursty” in nature. This resiliency has allowed some of our customers to transport high quality video over the public Internet. Moreover, our customers can send live video over MPLS networks without concern for the impact of network fast re-routing.

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

Competition

We face competition in each of the target markets for our products, services and products in development. Our competition includes vendors that produce products for legacy video transport networks such as satellite, circuit switch, Radio Frequency (RF), ATM and other transport platforms. We also compete with vendors that produce products that enable the transport of video over IP networks including, but not limited to, companies such as Scientific-Atlanta (Cisco), Tandberg Television, Thomson, Harris and Aastra. A number of established and development-stage or start-up companies in these markets offer similar or alternative technological solutions for convergence of real-time data, such as audio and video over IP networks, as well as real-time, high-quality transition of video over IP networks. We anticipate that we will face increased competition in the future as adoption rates for video over IP transport increase, and as competitors offering video over IP products and solutions enhance their product offerings and new competitors emerge. Our competitors have significantly greater resources and industry clout and, therefore, could threaten the viability of our business.

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

Employees

As of December 31, 2005, we had 26 employees: 8 were engineers, 10 were marketing and sales personnel, 4 were finance and administration personnel, 1 in corporate development and 3 were employed in operations. Our employees are not represented by any collective bargaining unit. We have never experienced a work stoppage.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. If any of the following risks or uncertainties actually occurs, our business, financial condition or results of operations could be materially adversely affected. The following are not the only risks and uncertainties we face. Additional risks and uncertainties of which we are unaware or which we currently believe are immaterial could also materially adversely affect our business, financial condition or results of operations.

We need to raise additional capital in the very near future.

Our cash position at December 31, 2005, was approximately $1,600,000 and approximately $700,000 as of March 17, 2006. Despite our two private placements in 2005 (in which we raised aggregate proceeds of approximately $5.4 million) and our secured convertible term note financing in December 2005 (in which we borrowed $2,100,000), given our projected cash burn rate, we need to raise additional capital to sustain our operations at current levels. We believe that our existing capital resources will enable us to fund operations into the second quarter of 2006. Financing may not be available to us on acceptable terms, if at all. Our inability to raise capital when needed would severely harm our business. Our auditors’ report on our 2005 financial statements includes a “going-concern” qualification. In addition, additional equity financing may dilute our stockholders’ interest, and additional debt financing, if available, may involve restrictive covenants and could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on debt. If adequate funds are not available, we might not be able to continue.

Our auditors opinion states that the operating losses and our potential inability to raise additional sources of capital raise substantial doubt about the Company’s ability to continue as a going concern.

Our independent registered public accounting firm, Swenson Advisors, LLP, included a going concern qualification in its audit opinion on our consolidated financial statements for the fiscal year ended December 31, 2005 included in this Form 10-K as a result of our operating losses during fiscal 2005 and our potential inability to raise additional sources of capital. The “going concern” opinion may cause concern to one or more of our constituencies of employees, shareholders, debt holders, customers, vendors, or trade creditors. If any customer’s, vendor’s or trade creditor’s concern changes their business relations with us by stopping work, ceasing sales, requiring sales on cash terms or other changes, these changes may materially adversely affect our cash flows and results of operations.

Our window of opportunity may be shrinking.

It is difficult for companies like us, with small mass and limited resources, to compete in the video transport equipment industry against larger businesses. Our disadvantages have been heightened by our recent failures of execution in many aspects of our business including failures to close large product sales and strategic alliances, failure to focus our research and development on timely introduction of a series of attractive new products, and failure to raise enough new capital from investors to ensure our future; in addition, a former employee embezzled approximately $245,000 from us, primarily in the first half of 2005. Although we believe our products remain technologically superior, our margin of superiority over certain large competitors may diminish as we presently do not offer an integrated solution: we have a narrow product offering. Moreover, our industry is now adopting international standards for forward error correction (“FEC”) and other technologies that today are proprietary. While we believe that our implementation of these standards is unique, and while an initial comparison test conducted by a major European broadcaster showed that our Vx8000 operating our implementation of the Pro-MPEG Code of Practice (COP) # 3 FEC performed best, the movement toward industry standards-based products may result in commoditization and may reduce our technological advantages, thereby resulting in lower selling prices and reduced gross margins, and thus negatively impact the results of our operations. For these and other reasons, our industry has been experiencing consolidation.

We have incurred losses since inception and will likely not be profitable at least for the next several quarters.

We have incurred operating losses since our inception in January 1998. As of December 31, 2005, our accumulated deficit was approximately $55 million. We have never been profitable. We expect to continue to incur significant operating, sales, marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.

Changes in senior management may result in difficulties.

John Zavoli, our former CEO, President, Chief Financial Officer and General Counsel, and David Carnevale, our former Vice President of Corporate Development, separated from the Company in September 2005. Henry Sariowan, our former Vice President of Strategic Technology Planning, separated from the Company in November 2005, and Daniel McCrary, our former Vice President of Marketing, separated from the Company in January 2006. In November 2005, we appointed Thomas Tullie as CEO and President, replacing directors Frederick Cary and Robert Packer who had served as interim co-principal executive officers while we searched for a new CEO. Also, in August 2005 we hired Jeremy Ferrell as Controller to replace David Houillion. Mr. Ferrell was promoted to Interim Chief Financial Officer in November 2005. We hired Richard Segil as Vice President of Marketing in February 2006. Further changes in management may occur from time to time. Changes in senior management of small companies are inherently disruptive, and efforts to implement any new strategic or operating goals or methods may also prove to be disruptive.

An ongoing lawsuit with the holders of a majority of our “Series A” 7% Convertible Preferred Stock could be costly and result in substantial liabilities that would harm our business.

Gryphon Master Fund, L.P. and GSSF Master Fund, LP, which together hold a majority of our “Series A” 7% Convertible Preferred Stock, filed a lawsuit against us in January 2006, in the United States District Court for the Northern District of Texas, alleging that the consent of a majority of the “Series A” Preferred Stock had been required in connection with our issuance of the secured convertible term notes and common stock purchase warrants to Laurus Master Fund, Ltd. (“Laurus”), but that such consent had not been obtained. We believe such consent was not required. The plaintiffs’ complaint states that they are seeking to recover from us an unspecified amount of damages, including interest, attorneys’ fees and court costs.

We believe our defenses to the claims in this lawsuit are meritorious, however, due to the inherent uncertainties of litigation, we could incur substantial liabilities if the plaintiffs were to prevail in any respect in connection with their claims. In addition, even if we were to prevail in all respects or reach a settlement on mutually agreeable terms, the costs and expenses of any defense and/or settlement could be significant, and the litigation process could be time consuming and could divert our management and key personnel from our business operations. The occurrence of any of these events could result in substantial liabilities to us and harm our business.

A similar lawsuit had been filed against us in January 2006 by Castle Creek Technology Partners LLC, which holds a majority of our Series B 7% Convertible Preferred Stock, alleging that the consent of a majority of the Series B 7% Convertible Preferred Stock was required in connection with such issuance. Although we believe such consent was not required and that we had meritorious defenses to Castle Creek’s claims, we settled this case on February 10, 2006 in order to avoid the uncertainties, risks, costs, expenses and diversion described above. We agreed to make payments, in stock and in cash, economically equivalent to accrued dividends on Castle Creek’s Series B 7% Convertible Preferred Stock, and we agreed to issue stock upon any Series B conversion by Castle Creek so such conversion would be economically equivalent to a conversion by Castle Creek at a $2.6316 conversion price. We also agreed to an offer of similar terms to all the other holders of Series B 7% Convertible Preferred Stock; we did so, and they all accepted the offer.

We have offered to settle the Gryphon/GSSF lawsuit on the same terms as were provided to Castle Creek. We have also offered optional extension of the proposed settlement’s benefits and burdens to each of the respective minority “Series A” holders. The plaintiffs have not accepted this offer as of the date of this filing, and the case is proceeding.

Following our secured convertible term note financing in December 2005, we have a significant amount of debt outstanding and we may not be able to generate sufficient cash flow to meet our debt service obligations.

In December 2005, we issued secured convertible term notes in an aggregate principal amount of $2,100,000, at par, which notes mature 36 months following issuance, have a variable interest rate of 250 basis points above prime, require monthly payments of accrued interest beginning January 1, 2006 and monthly payments of principal beginning March 1, 2006. We are permitted, in certain circumstances, to make scheduled payments of principal and interest with respect to the notes in shares of common stock rather than cash. If, however, circumstances do not permit us to make such scheduled payments in shares of common stock (including if the average closing price of our common stock for the five trading days immediately preceding the date on which interest payments are due is less than 115% of the fixed conversion price then in effect with respect to the notes), we will be required to make such payments in cash, and we may not be able to generate sufficient cash flows to service and repay this indebtedness and have sufficient funds left over to achieve profitability in our operations, meet our working capital and capital expenditure needs or compete successfully in our markets. If we cannot meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing the secured convertible term notes, which would allow the holders of such notes to declare all borrowings outstanding thereunder to be immediately due and payable. If any of the indebtedness under the notes is thereby accelerated, we may not have sufficient funds available to make the required payments that are due thereunder.

The secured convertible term notes are secured by substantially all of our assets, and those obligations rank senior to any rights of stockholders.

The secured convertible term notes are secured by a first-priority lien on substantially all of our assets. In the event of any bankruptcy, liquidation, dissolution, reorganization or similar proceeding against us, the assets that are pledged as collateral securing the secured convertible term notes must be first used to pay such notes, as well as any other obligation secured by a priority lien on the collateral, in full, before making any distributions to stockholders, among others. This senior right of the noteholders could cause our stockholders to lose all or part of their investment.

We face competition from established and developing companies, many of which have significantly greater resources, and we expect such competition to grow.

The markets for our products, future products and services are competitive. We face direct and indirect competition from a number of established companies, including Tandberg Television, Thomson, Harris, Aastra and Scientific-Atlanta (Cisco), as well as development stage companies, and we anticipate that we will face increased competition in the future as existing competitors seek to enhance their product offerings and new competitors emerge. Many of our competitors have greater resources, sell a more complete product line or solution, have higher name recognition, have more established reputations within the industry and maintain stronger marketing, manufacturing, distribution, sales and customer service capabilities than we do.

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

Technologies are changing rapidly, and we will be required to spend significant sums on research and development—particularly for new hardware designs and software development—to produce these next generation products. Our existing products may soon become difficult to produce because of end-of-life components, because of emerging governmental restrictions on the manufacture and sale of electronic products containing lead parts and components, and because of increasing demand in the market for new standards-based products.

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

Our products are not currently in compliance with the “RoHS” (Reduction of certain Hazardous Substances) directive of the European Union which will require electronic components shipped into Europe after June 30, 2006 to be essentially lead-free. Various states and other countries are contemplating adopting this type of legislation and/or similar “WEEE” (Waste Electrical and Electronic Equipment) legislation designed to reduce the potential damage from hazardous substances contained in electronic components and parts. We will need to expend significant engineering resources to conform our existing products to this directive, as we believe noncompliant products will no longer be viable in some markets after June 30, 2006. In addition, we will continue to need significant engineering resources for sustaining-development work (bug fixes, needed upgrades for specific customer bids, etc.).

Increased costs associated with complying with these new environmental laws and regulations, when coupled with our existing cost structure and our limited resources, could delay development of next-generation products.

Because we will incur significant increased costs in complying the new environmental laws and regulations described above, in addition to our existing operating, sales, marketing and research and development and general and administrative expenses, and because we have limited resources, our development toward next-generation products could be delayed or defocused. Development toward next-generation products is a significant factor in our ability to compete in our industry on a going-forward basis, and if we do not successfully develop such next generation products, we may not be able to compete effectively in our markets in the future and our products may become outdated or even obsolete.

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

We are providing new and highly technical products and services to enable new applications. Thus, the duration of our sales efforts with prospective customers in all market segments is likely to be lengthy as we seek to educate them on the uses and benefits of our products. This sales cycle could be lengthened even further by potential delays related to product implementation as well as delays over which we have little or no control, including:

•	the length or total dollar amount of our prospective customers’ planned purchasing programs contemplating our products,

•	changes in prospective customers’ capital equipment budgets or purchasing priorities,

•	prospective customers’ internal acceptance reviews, and

•	the complexity of prospective customers’ technical needs.

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

Spending by customers in these sectors is dependent on a variety of factors, including:

•	overall demand for communication services and the acceptance of new video, voice and data services,

•	annual budget cycles,

•	the status of federal, local and foreign government regulation of telecommunications and television broadcasting,

•	access to financing,

•	evolving industry standards and network architectures,

•	competitive pressures,

•	discretionary customer spending patterns, and

•	general economic conditions.

We believe that the capital markets’ more measured approach to providing financing for emerging and even established telecommunications companies, since the bull market that ended in 2000, has reduced access to funding for potential and existing customers causing delays in the timing and scale of deployments of our equipment, as well as the postponement of certain projects by our customers. The timing of deployment of our equipment can be subject to a number of other risks, including the availability of skilled engineering and technical personnel.

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

The market prices for our common stock is likely to be volatile and could be susceptible to wide price fluctuations due to a number of internal and external factors, many of which are beyond our control, including:

•	quarterly variations in operating results and overall financial condition,

•	economic and political developments affecting technology spending generally and adoption of new technologies and products such as ours,

•	customer demand or acceptance of our products and solutions,

•	short-selling programs,

•	stock selling by persons to whom we sold securities in one or more private placements at below-market prices,

•	changes in IT spending patterns and the rate of consumer acceptance of video-on-demand,

•	product sales progress, both positive and negative,

•	the stock market’s perception of the telecommunications equipment industry as a whole,

•	technological innovations by others,

•	cost or availability of components, sub-assemblies and modules used in our products,

•	the introduction of new products or changes in product pricing policies by us or our competitors,

•	proprietary rights disputes or litigation,

•	other litigation,

•	initiation of or changes in earnings estimates by analysts,

•	additions or departures of key personnel, and

•	sales of substantial numbers of shares of our common stock or securities convertible into or exercisable for our common stock.

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

The Financial Accounting Standards Board recently adopted the previously proposed regulations that will eliminate the ability to account for share-based compensation transactions using the intrinsic method that we currently use and generally would require that such transactions be accounted for using a fair-value-based method and recognized as an expense in our consolidated statement of operations. We will be required to expense the fair value of stock options vested after December 31, 2005. Currently, we generally only disclose such expenses on a pro forma basis in the notes to our consolidated financial statements in accordance with accounting principles generally accepted in the United States. The adoption of this new accounting regulation will have a significant impact on our results of operations when or if we issue stock options after December 31, 2005, and our stock price could decline accordingly.

The stock options and bonus stock we offer to our employees, non-employee directors, consultants and advisors could result in ongoing dilution to all stockholders.

We maintain three equity compensation plans: (i) the 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”), pursuant to which we may issue an aggregate of 710,000 options and shares of common stock to employees, officers, directors, consultants and advisors, (ii) the 2001 Employee Stock Purchase Plan (the “Purchase Plan”), pursuant to which our employees are provided the opportunity to purchase our stock through payroll deductions, and (iii) the 2004 Equity Incentive Plan (the “2004 Plan”), pursuant to which we may issue a total of 900,000 options and shares of common stock to employees, officers, directors, consultants and advisors. As of December 31, 2005, 475,000 shares of stock had been granted directly to current and former executives of the Company and there were options outstanding to purchase 63,227 shares of common stock under our 2000 Plan; 570,533 shares of common stock remained available for issuance under the 2000 Plan. A maximum of 41,667 shares of common stock have been authorized for issuance under the Purchase Plan. As of December 31, 2005, there were options outstanding to purchase 368,249 shares of common stock and 288,000 shares of stock had been granted directly to current executives of the Company under our 2004 Plan; 243,751 shares of common stock remained available for issuance under the 2004 Plan.

In addition, as of December 31, 2005, there were 131,999 shares of common stock subject to outstanding options granted other than under the 2004 Plan, the 2000 Plan or the Purchase Plan. 16,999 of these non-plan options were granted in prior years to various employees, directors, consultants and advisors before the creation of any stock option plan and 115,000 were granted as inducement stock options to Thomas Tullie, our new CEO, in 2005.

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

The conversion or exercise, as applicable, of our outstanding convertible preferred stock, secured convertible term notes and warrants could result in significant ongoing dilution to all stockholders.

As of December 31, 2005, there were outstanding warrants to purchase up to 4,353,921 shares of our common stock with a weighted average exercise price of $5.18 per share. The weighted average remaining life for all of the outstanding warrants as of December 31, 2005 was 3.02 years from December 31, 2005. In addition, at December 31, 2005, there were 814,998 shares of “Series A” 7% Convertible Preferred Stock and 761,537 shares of Series B 7% Convertible Preferred Stock outstanding. These shares are convertible into shares of common stock. Also, we issued an aggregate amount of $2,100,000 of secured convertible term notes in December 2005. These notes are convertible into shares of our common stock, and we are required in certain circumstances to make scheduled principal and interest payments in shares of our common stock rather than in cash.

The issuance of any shares of our common stock pursuant to the conversion or exercise of the above securities could significantly dilute your ownership in the Company, and the sale of such shares of common stock in the market could cause the market price of our common stock to decline as a result of the increased supply of shares, which could in turn cause you to lose a portion of your investment. The significant downward pressure on the market price of our common stock that would result from the sale of a significant amount of such shares of common stock could also encourage “short sales” by holders of our securities. These “short sales” occur when an investor commits to sell a security that he or she does not own at the time such commitment is made, but that the investor hopes to buy in earnest at a lower price in the future before he or she must deliver the security to the counterparty on the original sale. Investors typically engage in short selling when they believe that the price of the underlying security will decline before the time of settlement. In the event of a significant increase in short selling of our common stock, other investors may interpret such increase as a sign that the market price of our common stock will decline, causing further downward pressure on the market price.

The holder who purchased our secured convertible term notes and common stock purchase warrants is contractually prevented (subject to default by the Company or waiver by the holder upon 75 days’ notice to the Company) from converting its notes and/or exercising its warrants if such conversion or exercise would result in such holder owning more than 4.99% of our issued and outstanding shares of common stock. The holder is also further prevented from owning more than 19.99% of our issued and outstanding common stock under any circumstances. The holder could, however, effectively avoid these limitations by selling some of the shares of common stock that it acquires upon partial conversion of the notes or partial exercise of the warrants and then receiving additional shares upon further conversion of the notes or further exercise of the warrants. In this way, the holder could sell more shares of our common stock than these contractual limits while never holding more than such limits. The issuance of such shares of common stock could result in significant ongoing dilution to all stockholders.

The principal and interest payable on the secured convertible term notes are convertible into shares of our common stock, and under certain circumstances this conversion is mandated. The number of shares of our common stock that are issuable upon conversion of the notes is equal to the aggregate amount of the principal, interest and fees then due and payable with respect to the notes divided by the fixed conversion price then in effect (which, as of the date of this prospectus, is $2.6316). The fixed conversion price is subject to potential future adjustment, which would result in the notes becoming convertible into a greater or lesser number of shares of our common stock. For example, in the event of any stock splits, combinations, dividends or other share issuances, the fixed conversion price then in effect with respect to the notes would be proportionately reduced or proportionately increased, as applicable, so that the notes would be convertible into a greater or lesser number of shares of our common stock, in order to reflect the effect of such transactions and to ensure that the holder of the notes is not disadvantaged thereby. In the event of any reclassification of our common stock, the notes would thereafter become convertible into the number and kind of securities that existed immediately prior to the reclassification, or immediately after the reclassification, in the sole election of each holder. The interest payable on the outstanding principal amount of the notes is equal to the “prime rate” (as published in The Wall Street Journal) plus two and a half percent (2.5%). On February 28, 2006, the resulting interest rate to us was ten percent (10%), and as of such date, we had accrued $15,925 in interest under the notes, all of which has in fact been paid in cash by us.

Our common stock is subject to the rights and preferences of our mandatorily-redeemable convertible preferred stock.

In January and February 2005, we issued 864,229 shares of 7% Convertible Preferred Stock in a Series A private placement. These shares had an aggregate original liquidation preference of $2,808,750 above the common stock, have an aggregate cumulative dividend of approximately $200,000 per year, must be redeemable in four years, and are convertible into common stock (with favorable anti-dilution adjustments if we issue stock below fair market value). For example, if we were to issue any common stock or securities convertible into common stock below the current market price for such common stock, the conversion price with respect to each of the 7% Convertible Preferred Stock and the Series B 7% Convertible Preferred Stock would automatically be adjusted pursuant to a weighted-average antidilution formula so that the shares of such 7% Convertible Preferred Stock and the Series B 7% Convertible Preferred Stock would be convertible into a greater number of shares of our common stock. Also, without approval of a majority of the 7% Convertible Preferred Stock, we cannot repurchase or redeem common stock (except pursuant to repurchase agreements with service providers) or borrow money or issue debt securities other than in a strategic transaction, in connection with an acquisition of another entity, or pursuant to an independent-directors-approved commercial borrowing, secured lending or lease financing transaction.

In the second quarter of 2005, we issued 792,306 shares of Series B 7% Convertible Preferred Stock, with rights and preferences substantially similar to those of Series A.

As of February 28, 2006, there remains outstanding 814,998 shares of 7% Convertible Preferred Stock and 746,157 shares of Series B 7% Convertible Preferred Stock.

The agreements governing the secured convertible term note contains various covenants which may limit our ability to operate our business.

The agreements governing the secured convertible term note contains various provisions that limit our ability to, among other things: declare or pay dividends on our common stock, issue mandatorily redeemable preferred stock, redeem any preferred stock, effect certain mergers or other corporate transactions, materially alter or change the scope of our business, sell or lease assets, or create or incur additional indebtedness. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities, any of which could have a material adverse impact on our business. Also, upon our failure to comply with any of the covenants contained in the agreements governing the secured convertible term note, the holder thereof may accelerate the indebtedness outstanding thereunder, and we may not have sufficient funds available to make the required payments.

We do not intend to pay cash dividends.

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

We lease approximately 15,000 square feet of office space within one facility in San Diego. This office is used for research and development, prototype production, sales and marketing and administration. We believe our current facilities are adequate to meet our near-term space requirements.

ITEM 3. LEGAL PROCEEDINGS

Gryphon Master Fund, L.P. and GSSF Master Fund, LP, which together hold a majority of our “Series A” 7% Convertible Preferred Stock, filed a lawsuit against us in January 2006, in the United States District Court for the Northern District of Texas, alleging that the consent of a majority of the “Series A” Preferred Stock had been required in connection with our issuance of the secured convertible term note and common stock purchase warrants to Laurus Master Fund, Ltd., but that such consent had not been obtained. We believe such consent was not required. The plaintiffs’ complaint states that they are seeking to recover from us an unspecified amount of damages, including interest, attorneys’ fees and court costs.

We believe our defenses to the claims in this lawsuit are meritorious, however, due to the inherent uncertainties of litigation, we could incur substantial liabilities if the plaintiffs were to prevail in any respect in connection with their claims. In addition, even if we were to prevail in all respects or reach a settlement on mutually agreeable terms, the costs and expenses of any defense and/or settlement could be significant, and the litigation process could be time consuming and could divert our management and key personnel from our business operations. The occurrence of any of these events could result in substantial liabilities to us and harm our business.

A similar lawsuit had been filed against us in January 2006 by Castle Creek Technology Partners LLC, which holds a majority of our Series B 7% Convertible Preferred Stock, alleging that the consent of a majority of the Series B 7% Convertible Preferred Stock was required in connection with such issuance. Although we believe such consent was not required and that we had meritorious defenses to Castle Creek’s claims, we settled this case on February 10, 2006 in order to avoid the uncertainties, risks, costs, expenses and diversion described above. We agreed to make payments, in stock and in cash, economically equivalent to accrued dividends on Castle

Creek’s Series B 7% Convertible Preferred Stock, and we agreed to issue stock upon any Series B conversion by Castle Creek so such conversion would be economically equivalent to a conversion by Castle Creek at a $2.6316 conversion price. We also agreed to an offer of similar terms to all the other holders of Series B 7% Convertible Preferred Stock; we did so, and they all accepted the offer.

We have offered to settle the Gryphon/GSSF lawsuit on the same terms as were provided to Castle Creek. We have also offered optional extension of the proposed settlement’s benefits and burdens to each of the respective minority “Series A” holders. The plaintiffs have not accepted this offer as of the date of this prospectus, and the case is proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the American Stock Exchange under the symbol “PNO.” The following table sets forth the range of high and low, closing prices for our common stock for the periods indicated.

	High ($)	Low ($)
Year Ended December 31, 2005
First Quarter	$5.90	$3.82
Second Quarter	$5.99	$2.81
Third Quarter	$3.70	$2.49
Fourth Quarter	$3.09	$1.65
Year Ended December 31, 2004
First Quarter	$7.10	$5.19
Second Quarter	$5.49	$3.24
Third Quarter	$3.90	$2.61
Fourth Quarter	$4.17	$3.30

As of March 10, 2006, there were approximately 638 holders of record of our common stock. We have never paid cash dividends on our common stock and have no present intention to do so. Our two series of preferred stock and our Laurus secured convertible note each contain provisions restricting the payment of common stock dividends.

Equity Compensation Plan Information

The following table contains aggregated information regarding our equity compensation plans as of December 31, 2005.

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options, warrants and rights ($)/sh.	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	795,716	$5.08	814,284
Equity compensation plans not approved by security holders(2)	131,999	$3.60	-0-

Total	927,715	$4.87	814,284

(1)	Equity compensation plans approved by our security holders include our 2000 Stock Option/Stock Issuance Plan and our 2004 Equity Incentive Plan.
(2)	In 1999, non-plan stock options (of which 17,000 remain outstanding) were issued with a seven year exercise term and in 2005, 115,000 non-plan stock options were issued with a ten year exercise term.

ITEM 6. SELECTED FINANCIAL DATA

In the table below, we provide you with our summary historical financial data for the past five years. We have prepared this information using our audited consolidated financial statements for the years ended December 31, 2005, 2004, 2003, 2002, and 2001. When you read this summary historical financial data, it is important that you also read the consolidated historical financial statements and related notes included herein (in thousands):

	Years ended December 31,
	2005	2004	2003	2002	2001
STATEMENT OF OPERATIONS DATA:
Revenues	$2,931	$3,193	$2,721	$2,722	$1,969
Gross profit	$1,403	$994	$1,297	$1,209	$596
Operating loss	$(8,480)	$(7,010)	$(6,145)	$(4,228)	$(2,050)
Loss from continuing operations	$(9,388)	$(7,134)	$(7,446)	$(6,132)	$(2,855)
Discontinued operations	$—	$—	$—	$(317)	$(1,829)
Net loss available to common stockholders	$(9,657)	$(7,134)	$(7,446)	$(6,449)	$(4,684)
Basic and diluted net loss per common share	$(1.39)	$(1.06)	$(2.10)	$(4.46)	$(3.42)
Shares used in computing basic and diluted net loss per common share	6,970	6,738	3,544	1,447	1,371
BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities	$1,636	$929	$7,807	$396	$1,733
Working capital	$378	$1,465	$7,662	$(486)	$271
Total assets	$3,883	$3,164	$9,277	$1,633	$3,418
Deferred revenue	$144	$256	$—	$61	$—
Long-term obligations	$2,153	$—	$127	$161	$—
Total liabilities	$4,540	$1,283	$1,249	$1,889	$2,069
Total stockholders’ equity (deficit)	$(657)	$1,881	$8,028	$(256)	$1,349

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GOING CONCERN

Our independent registered public accounting firm, Swenson Advisors, LLP, included a going concern qualification in its audit opinion on our consolidated financial statements for the fiscal year ended December 31, 2005 included in this Form 10-K as a result of our operating losses during fiscal 2005 and our potential inability to raise additional sources of capital to fund operations and our severe liquidity issues. We did not include any adjustments to the financial statements included in this Form 10-K to reflect the possible future effects that may result from the uncertainty of our ability to continue as a going concern. We are currently undertaking the following efforts to address this uncertainty:

•	we are in the process of reviewing all options in regard to quickly raising additional sources of capital. We have engaged investment bankers to facilitate our efforts.

•	we are exploring the possibility of a new revolving credit facility to replace the facility that expired in February 2006, which could provide additional sources of working capital in the short term.

•	we have undertaken efforts to reduce discretionary costs and focus on selling existing products and services.

Management does not believe that the Company’s existing capital resources will enable the Company to fund operations for the next three months, and will enable us to fund operations only into the second quarter of 2006. Management’s plans are and have been to reduce costs in all areas of its operating plan until sufficient capital is raised to support growth and substantial orders materialize, however, even with its costs reduction plan, the Company needs to raise additional funding to continue as a going concern

OVERVIEW

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

Although we received private placement preferred stock and convertible note financing in fiscal 2005 which provided us with gross proceeds of approximately $5.4 million and $2.1 million, respectively, we have just a few months cash remaining and are pursuing additional sources of financing. We have serious liquidity issues as evidenced by our Independent Registered Public Accounting Firm’s report on our financial statements which includes a “going concern” qualification.

The performance for fiscal 2005 was disappointing, reflected in the 9% decrease in revenue, and was attributable to ongoing poor execution by the Company. We have made changes in management and expect significant changes in the coming year, as we work to rebuild our momentum. John Zavoli, our former CEO, President, Chief Financial Officer and General Counsel, and David Carnevale, our former Vice President of Corporate Development, separated from the Company in September 2005. In addition, Henry Sariowan, our former Vice President of Strategic Technology Planning, separated from the Company in November 2005, and Daniel McCrary, our former Vice President of Marketing, separated from the Company in January 2006.

On November 15, 2005, Tom Tullie was elected to serve as our Chief Executive Officer. In addition, in August 2005 we hired Jeremy Ferrell as Controller to replace David Houillion and in November 2005 we promoted Mr. Ferrell to Interim Chief Financial Officer. In February 2006 we hired Richard Segil as Vice President of Marketing.

In June 2005, we discovered that a clerk in our finance department embezzled from the Company. We immediately fired the clerk and reported the matter to the police. We conducted an internal investigation, and have determined that this former employee acted alone, that no other Path 1 employees were involved in this matter, and that the amount of the embezzlement was approximately $245,000. This sum is reflected primarily in general and administrative expenses in the first and second quarters of fiscal 2005 and the third and fourth quarters of fiscal 2004. Approximately half of the embezzlement occurred in the second quarter of 2005. After completion of the internal investigation, stronger controls and procedures have been instituted and we have recommitted to compliance with previously existing procedures and have strengthened financial management and internal control. We have also filed suit and are pursuing other legal remedies against this former employee, an employment agency from which we hired this former employee, and our bank, to recover the amount which was embezzled.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Revenues

(in thousands)

	2005	Change	2004	Change	2003
Product Revenue	$2,855	-9%	$3,127	45%	$2,152
Percentage of total revenue	97%		98%		79%
Service/License/Other Revenue	$76	15%	$66	-88%	$569
Percentage of total revenue	3%		2%		21%
Total Revenue	$2,931	-9%	$3,193	17%	$2,721

Total revenues in fiscal 2005 were $2.9 million compared to $3.2 million in fiscal 2004. Product revenues decreased $272,000, or 9% to $2.8 million in fiscal 2005 from $3.1 million in fiscal 2004. The decrease in product revenues is due principally to the decreased sales of our cable products of $551,000 which was partially offset by an increase in our long haul products of $300,000. Nonetheless, we are disappointed in our 2005 long haul results, which did not achieve our expectations due to a series of failures in execution. Service/License/Other revenues in fiscal 2005 amounted to $76,000, reflecting an increase of $10,000, or 15%, from $66,000 in fiscal 2004. The increase was due primarily to an increase in service revenue of $32,000 which was partially offset by the decrease in contract and license revenue of $18,000. The increase in service revenue is due to marketing efforts launched in fiscal 2005 to promote professional services and support for new and deployed units. The decrease in contract service revenues resulted from our continued transition from providing contract research and development services to developing and selling products and support services.

Total revenues in fiscal 2004 were $3.2 million compared to $2.7 million in 2003. Product revenues in 2004 increased $975,000 or 45% from $2.2 million in fiscal 2003 compared to $3.1 million in fiscal 2004. The increase in product revenues was due principally to increased sales of our cable products of approximately $928,000, albeit at unacceptably low profit margins. Contract revenues decreased $487,000, or 96% from $507,000 in fiscal 2003 to $20,000 in fiscal 2004. The decrease in contract service revenues resulted from our transition from providing contract research and development services to developing and selling products and related support services.

At December 31, 2005, deferred revenue amounted to $144,000 as compared to $256,000 at December 31, 2004. The decrease in deferred revenue is due primarily to the complete recognition of $239,000 of deferred revenue in conjunction with sales in 2004 to our Japanese distributor, Frontiers Co. Ltd. (“Frontiers”) which was partially offset by an increase of $127,000 in deferred service and support sales in fiscal 2005.

We believe that if we are successful in executing our marketing efforts and capitalizing on our sales opportunities, we can reestablish momentum and revenue will increase in fiscal 2006. The length of time it takes to establish new customer relationships typically ranges from six to twelve months, and as such the timing and product mix of sales can fluctuate significantly.

Cost of Revenues

(in thousands)

	2005	Change	2004	Change	2003
Cost of revenues	$1,528	-31%	$2,199	54%	$1,424
Percentage of total revenue	52%		69%		52%

Cost of revenues consists of personnel-related costs in providing support to customers, raw materials costs for the products, and warranty costs as well as an allocation of corporate expenses, such as corporate insurance, facilities and utilities.

Total cost of revenues decreased $671,000, or 31% from $2.2 million in fiscal 2004 to $1.5 million in fiscal 2005. The decrease is due primarily to reduced cost of product sales of $664,000. The decrease in cost of product sales reflects lower material costs of $814,000 which were partially offset by an increase of $150,000 in the allocation of corporate expenses. During 2005, we adopted a policy to allocate expenses such as corporate insurance, facilities and utilities to each of the functional departments and to cost of revenues on the basis of headcount. Gross profits increased $409,000 from $994,000 in fiscal 2004 to $1.4 million in fiscal 2005.

Total cost of revenues increased $775,000, or 54% from $1.4 million in fiscal 2003 to $2.2 million in fiscal 2004. The increase is due primarily to increased cost of product sales of $968,000 due to the increased quantity of products in fiscal 2004 as compared to fiscal 2003. The majority of this increase results directly from the increased sales of our network access or cable products into the cable markets we serve, including one particularly unprofitable large cable products sale in 2004. Cost of contract services decreased $193,000, or 97% from $200,000 in fiscal 2003 to $7,000 in fiscal 2004, reflecting our decreased level of product development efforts in line with our move to a predominantly products-based business model. Gross profits decreased $303,000, or 23% from $1.3 million in fiscal 2003 to $994,000 in fiscal 2004.

We expect cost of revenues to fluctuate in absolute dollars and as a percentage of total revenue as the related revenue fluctuates and mix of product sales varies.

Operating Expenses

Engineering, Research and Development

(in thousands)

	2005	Change	2004	Change	2003
Engineering, research and development	$3,846	101%	$1,912	6%	$1,798
Percentage of total revenue	131%		60%		66%

Engineering, research and development expenses consist of salaries and benefits for engineers and cost of outside consultants as well as the allocation of corporate expenses, calculated on the basis of headcount, such as corporate insurance, facilities and utilities.

Engineering, research and development expenses increased $1.9 million, or 101% from $1.9 million in fiscal 2004 to $3.8 million in fiscal 2005. The increase is due principally to the increase of $812,000 in consulting expenses and prototype expenses associated with new product development. During 2005, we adopted a policy to allocate corporate expenses such as corporate insurance, utilities and facility expenses to each of the functional departments on the basis of headcount. The impact of this reclassification was an increase in such expenses of $1.2 million.

Engineering, research and development expenses increased $114,000, or 6% from $1.8 million in fiscal 2003 to $1.9 million in fiscal 2004. The slight increase was due primarily to increased engineering salaries and related benefits partially offset by lower expenses related to consultants and prototype development

We plan continuous focus on new products development, therefore we expect future engineering, research and development expenses will be higher, and such expenses may fluctuate significantly from quarter to quarter as research and development projects are carried out.

Sales and marketing

(in thousands)

	2005	Change	2004	Change	2003
Sales and marketing	$3,058	12%	$2,739	62%	$1,688
Percentage of total revenue	104%		86%		62%

Sales and marketing expenses consist of salaries, cost of benefits, sales commissions and other expenses related to the direct sales force, as well as allocation of overall corporate expenses, calculated on the basis of headcount, related to such items as corporate insurance, facilities and utilities.

Sales and marketing expenses increased $319,000, or 12% from $2.7 million in fiscal 2004 to $3.0 million in fiscal 2005.

The impact of the new policy which allocates corporate expenses resulted in an increase in expenses of $904,000. Aside from this increase, expenses decreased by $585,000 which was primarily due to reduced consulting expenses of $494,000 resulting from a one-time charge of $400,000 in fiscal 2004 for the repurchase of the exclusive marketing rights to the integrated QAM product we had developed for Aurora Networks and a most favored-nation pricing which Aurora Networks had as a reseller of our products.

Sales and marketing expenses increased $1.0 million, or 62% from $1.7 million in fiscal 2003 to $2.7 million in 2004. The increase is due primarily to the one-time charge of $400,000 related to the repurchase of exclusive marketing rights from Aurora Networks, increased personnel related expenses of $400,000 and increased consultants expenses of $122,000.

We expect that sales and marketing expenses will increase in the future as we grow our channel partner network and pursue international markets.

General and administrative

(in thousands)

	2005	Change	2004	Change	2003
General and administrative	$1,623	-47%	$3,081	-21%	$3,906
Percentage of total revenue	55%		96%		144%

General and administrative expenses consist primarily of personnel costs for finance, information technology, human resources and general management, as well as outside professional services and an overall allocation of corporate expenses, calculated on the basis of headcount, such as corporate insurance, facilities and utilities.

General and administrative expenses decreased $1.5 million, or 47% from $3.1 million in fiscal 2004 to $1.6 million in fiscal 2005. The decrease is due primarily to a reallocation of corporate expenses of $2.1 million related to the adoption of the new policy during 2005 to allocate corporate expenses from general and administrative to the other functional departments based on headcount. Aside from the impact of this reclassification, general and administrative expenses increased by $600,000 due primarily to $336,000 in additional legal fees associated with several lawsuits we were engaged in during fiscal 2005 and higher consulting fees of $229,000 due to turnover in the finance department. Included in general and administrative expenses is $245,000 which a former employee embezzled from us in 2005 and executive severance pay of $249,000.

General and administrative expenses decreased by $825,000, or 21% from $3.9 million in fiscal 2003 to $3.1 million in fiscal 2004. The decrease was due primarily to a decrease of $716,000 in non-cash debt conversion expense in fiscal 2004 related to the conversion of convertible debt where the conversion price had been repriced favorably to the noteholder. In addition, in fiscal 2004 we experienced a reduction of $564,000 related to amortization, consultants and bad debt. These decreases were partially offset by increases of $204,000 in employee related costs and $91,000 in general liability insurance.

We expect general and administrative expenses to stabilize in the next several quarters in absolute dollars due to the resolution of 2005 lawsuits and the non reoccurrence of severance and embezzlement-related costs.

Stock-based compensation

(in thousands)

	2005	Change	2004	Change	2003
Stock-based compensation	$1,356	399%	$272	444%	$50
Percentage of total revenue	46%		9%		2%

Stock-based compensation expense is a non-cash item that is recognized in association with stock options having exercise prices below estimated fair value and from vesting of restricted stock awards. Stock-based compensation expense related to stock options is calculated as the difference between exercise prices and estimated fair market on the date of grant or subsequent measurement date. If the options are subject to variable accounting treatment, then at each subsequent measurement date additional compensation expense, either positive or negative, is recognized based on the fair market value of our common stock in accordance with the provisions of variable stock option accounting. Stock-based compensation for restricted stock awards is determined by the closing market price of the Company’s common stock on the date of grant.

Unvested portions of restricted stock awards and stock options granted with exercise prices below fair market value are recorded as deferred compensation in the equity section of the balance sheet. Expense is recognized as the stock and options vest.

Stock-based compensation increased $1.1 million, or 399% from $272,000 in fiscal 2004 to $1.4 million in fiscal 2005. The increased was due primarily to $1.0 million in vesting of restricted stock for three former officers of the Company. In 2004, we recorded non-cash compensation expense of $272,000 related to a restricted stock award that vested in favor of our former vice president of sales upon his early retirement from the Company. Non-cash stock compensation expense of $50,000 was recorded in 2003 related to options that vested to our former vice president of engineering.

Stock-based compensation increased $222,000, or 444% from $50,000 in fiscal 2003 to $272,000 in fiscal 2004. The increased is due primarily to the vesting of a restricted stock award granted to our former vice president of sales upon his early retirement.

Stock-based compensation expense will probably be materially higher in 2006 and years thereafter because FAS 123R will require us to expense the fair market value of employee stock options granted after June 30, 2005 as they vest.

Interest Expense

	2005	Change	2004	Change	2003
Net interest expense	$(907)	789%	$(102)	-90%	$(1,040)
Percentage of total revenue	-31%		-3%		-38%

Net interest expense consists primarily of interest obligations on our outstanding debt and our mandatorily-redeemable equity instruments. Interest expense increased $805,000, or 789% from $102,000 in fiscal 2004 to $907,000 in fiscal 2005. The increase was due primarily to non-cash charges, characterized as “interest” for accounting purposes, related to the issuance of mandatorily-redeemable convertible preferred shares during the first six months of 2005 and a secured convertible note in December 2005.

Net interest expense decreased $938,000, or 90% from $1.0 million in fiscal 2003 to $102,000 in fiscal 2004. The decrease was due primarily to a reduction in non-cash discount interest expense related to note beneficial conversion feature and warrants coverage incurred in 2003 that was not incurred in 2004.

Loss on Early Extinguishment of Debt

In 2003, we recorded a loss of $262,000 related to the early extinguishment of convertible debt that we redeemed following the completion of our public offering.

LIQUIDITY AND CAPITAL RESOURCES

As described above, our independent registered public accounting firm, Swenson Advisors, LLP, included a going concern qualification in its audit opinion on our consolidated financial statements for the fiscal year ended December 31, 2005 included in this 10-K as a result of operating losses during fiscal 2005 and our potential inability to raise additional sources of capital.

Since our inception on January 30, 1998 we have financed our operations through a variety of methods including the sale of common equity securities to investors (including our public offering in July/August 2003), sale of common equity to a strategic partner, issuance of convertible notes, and in 2005, the issuance of convertible preferred stock.

From January 30, 1998 through December 31, 2005, we incurred losses totaling $55 million. We have not yet achieved profitability, and we remain a risky enterprise. Our existing capital resources are not sufficient to fund operations for at least the next three months, and will enable us to fund operations only into the second quarter of 2006. We must raise new capital by then. This is the biggest risk we currently face.

We need to increase our sales substantially to become profitable. For the foreseeable future, we expect to incur substantial additional expenditures associated with cost of sales, marketing, and research and development. Additional capital will be required to continue operations and fund our plan for future growth and business development.

Our future capital requirements will depend upon many factors, including the size and timing of gross profits, the timing of research and product development efforts, the possible need to acquire new technology, the expansion of our sales and marketing efforts, and our expansion internationally. We expect to continue to expend significant amounts in all areas of our operations.

As of December, 31, 2005 our cash and cash equivalents totaled $1.6 million and approximately $700,000 as of March 17, 2006. Our net working capital balance as of December 31, 2005 was approximately $378,000. As of December 31, 2004 we had cash and cash equivalents totaling $929,000. Our net working capital balance as of December 31, 2004 was $1.5 million.

Explanations of net cash provided by or used in operating, investing and financing activities are provided below:

	Year Ended December 31, 2005	Change	Year Ended December 31, 2004	Change	Year Ended December 31, 2003
Net cash used in operating activities	$(6,677)	$219	$(6,896)	$(1,246)	$(5,650)
Net cash used in investing activities	(207)	(3)	(204)	104	(308)
Net cash provided by financing activities	7,591	7,369	222	(13,147)	13,369

Net increase (decrease) in cash and cash equivalents	$707	$7,585	$(6,878)	$(14,289)	$7,411

Operating Activities

Cash used in operations in 2005 was approximately $6.7 million, compared to $6.9 million for 2004. The decrease in cash used in operations in 2005 compared to the prior year was due primarily to the decrease in accounts receivable in 2005 due primarily to the improved collection effort and receivable management. Cash used in operations in 2003 was approximately $5.7 million. The increase in cash used in operations in 2004 compared to 2003 was due principally to the $1.6 million adjustment in 2003 for accretion of debt discount and debt conversion expense. We had significant net operating losses in all three annual periods.

Investing Activities

Cash used in investing activities were $207,000, $204,000 and $308,000 in 2005, 2004, 2003, respectively. Cash used in investing activities in 2005 was due to the salaries and benefits related to capital software development for a total of $113,000 and $94,000 in property purchases. Cash used in investing activities in 2004 and 2003 was related to the purchase of engineering product development and testing equipment and systems software. We terminated the capital software development in 2005 but anticipate the need for continued purchases of such equipment and software.

Financing Activities

Cash provided by financing activities was $7.6 million in 2005, compared to cash provided of $222,000 in 2004 and $13.4 million in 2003. The increase in 2005 was due to our “Series A” 7% Convertible Preferred Stock and Series B 7% Convertible Preferred Stock financings totaling $5.1 million (net of cash expenses ), $2.0 million (net of expenses) secured convertible note financing in December with Laurus, and $468,000 from issuance of common stock and option exercises; cash provided by financing activities in 2004 came principally from the exercise of warrants to purchase our common stock by one of the investors in our convertible notes issued in 2003, partially offset by repayments of lease obligations. Our successful public offering in July and August 2003 provided cash, after expenses, of $13.1 million. We also raised $1.6 million from the issuance of convertible debt in 2003, most of which was later redeemed in the same year for $1.2 million. Cash provided by financing activities was $13.4 million in 2003.

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

In 2003, prior to the IPO, we issued a total of $1.8 million face value convertible notes payable for net proceeds of $1.4 million cash and the refinancing of $228,000 of principal and interest due for notes issued during 2002 that had reached maturity. Most of these notes were repaid or converted into common stock in 2003 after the IPO. A total of $102,000 of this convertible debt principal was converted to common shares in May 2005. In connection with the 2003 convertible debt, we also issued 131,801 warrants to purchase our common stock with an average exercise price of $6.00.

On January 26, 2005, we entered into a Securities Purchase Agreement (the “Agreement”) and a related Registration Rights Agreement, with certain accredited investors. On January 27, 2005, pursuant to the Agreement, we sold to a group of accredited investors 556,538 shares of our mandatorily-redeemable 7% Convertible Preferred Stock (the “Series A Preferred Stock”), and issued to those investors warrants to purchase up to 278,268 shares of the Company’s Common Stock (the “Series A Warrants”). The per share purchase price of the Series A Preferred Stock (with 0.5 Series A Warrant) was initially $3.25, and the Series A Warrants initially carried an exercise price of $4.20 per share. Our gross receipts from the January 27, 2005, sale of Series a Preferred Stock (with Series Warrants) were $1,808,750. On February 18, 2005, under the Agreement, we sold to other accredited investors at a second closing a total of 307,691 shares of Series A Preferred Stock and 153,847 Series A Warrants, for $1,000,000. In total, under the two closings, we sold 864,229 shares of Series A Preferred Stock and 432,115 Series A Warrants, for gross receipts of $2,808,750. The Series A Preferred Stock accrues dividends at the rate of $0.2275 per share per year, and dividends are cumulative. The Series A Preferred Stock is convertible at the option of the holder into shares of Common Stock at a conversion price of $3.25 per share, subject to specified anti-dilution adjustments. The preferred stock shall be automatically redeemed on January 27, 2009 for $3.25 per share plus accumulated but unpaid dividends. We have the right to redeem the preferred stock earlier upon certain conditions. The financing was led by investor Gryphon Master Fund, L.P.

On June 1, 2005, pursuant to a Securities Purchase Agreement dated April 26, 2005, we sold to accredited investors led by Castle Creek Technology Partners LLC, for $2,575,000, a total of 792,306 shares of Series B 7% Convertible Preferred Stock (“Series B Preferred Stock”) and five-year warrants to purchase up to a total of 396,155 shares of the Company’s Common Stock. The purchase price for each combination of one share and 0.5 warrants was $3.25 and the warrants carry an exercise price of $3.25 per share. The Series B Preferred Stock accrues dividends at the rate of $0.2275 per share per year, and dividends are cumulative. The Series B Preferred Stock is convertible at the option of the holder into shares of Common Stock at a conversion price which was initially set at $3.25 per share, subject to specified anti-dilution adjustments. The conversion price of the Series B Preferred Stock was reset to $3.17424, subject to any future weighted average antidilution provisions by a one-time Special Re-Set, calculated by a formula based on Current Market Price at the time of the June 1, 2005 Closing. This also had the effect of reducing the conversion price of the Series A Preferred Stock to $3.17424 as of June 1, 2005. Also, by private agreements, the exercise price of the 432,115 Series A Warrants was specially reduced from $4.20 to $3.25 upon consummation of the Series B Preferred Stock financing. The preferred stock shall be automatically redeemed on January 27, 2009 for $3.17424 per share plus accumulated but unpaid dividends. We have the right to redeem the preferred stock earlier upon certain conditions. In connection with the sales of Series A Preferred Stock and Series B Preferred Stock, we paid cash fees of approximately $380,000 and approximately 84,000 common stock warrants to our placement agent or the placement agent’s designees.

The outstanding preferred stock is reflected on our balance sheet as a long-term liability at its net carrying value. It is treated as a liability, rather than equity, for accounting purposes because of its mandatory redemption feature. In connection with this transaction, we recorded a liability equal to the cumulative principal amount net of a $4,696,000 discount resulting in a net liability totaling approximately $1,280,000. The discount was booked to additional paid-in capital. The discount results from an embedded beneficial conversion feature and detachable warrants to purchase common stock with fair values of $4,009,000 and $687,000, respectively. These are treated as deferred interest charges which will be amortized on an effective yield basis over four years, or sooner if any preferred stock is previously redeemed or converted, resulting in non-cash interest expense each quarter. As of December 31, 2005, a total of 80,000 preferred shares had been converted to 82,827 common shares and we recognized a non-cash deferred interest expenses of $127,000 related to the conversion.

On December 6, 2005 we completed a $2.1 million financing with Laurus Master Fund, Ltd. (Laurus), a New York-based fund that specializes in providing funding to small cap companies. The financing consisted of a $2.1 million Secured Convertible Term Note which has a 3-year term and bears interest at a rate equal to prime plus 2.5% per annum, payable monthly beginning 90 days after closing of the financing in (depending upon the circumstances) registered for resale stock or cash. The Note is convertible into shares of Path 1’s common stock at $2.6316 per share. In connection with the financing, Laurus was also issued a seven-year Warrant to purchase up to 181,362 shares of Path 1 common stock at an exercise price of $2.89 per share. In connection with the financing, we paid cash fees of approximately $156,000 in legal cost and transaction fees which were deducted directly from the proceeds. These fees were capitalized as debt issuance costs and will be amortized over the life of the note. Net cash received from the financing was approximately $2.0 million. In connection with this transaction, we recorded a liability equal to the cumulative principal amount net of a $513,000 discount resulting in a net liability totaling approximately $1,586,000. The discount results from an embedded conversion feature and detachable warrants to purchase common stock with fair values of $244,000 and $269,000, respectively. The discount was booked to additional paid-in capital. These are treated as deferred interest charges which will be amortized over three years starting in December 2005.

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

Contract Service Revenue

Revenue on engineering design contracts, including technology development agreements, is recognized on a percentage-of-completion method, based on costs incurred to date compared to total estimated costs, subject to acceptance criteria. Billings on uncompleted contracts in excess of incurred costs and accrued profits are classified as deferred revenue

License Revenue

Revenues from license fees are recognized when persuasive evidence of a sales arrangement exists, delivery and acceptance have occurred, the price is fixed or determinable, and collectability is reasonably assured.

Inventory

We record inventory, which consists primarily of raw materials used in the production of video gateways and related products, at the lower of cost or market. Cost is determined principally on the average cost method. Provisions for potentially obsolete or slow-moving inventory are made based on an analysis of inventory levels and future sales forecasts. The provision is re-measured at each balance sheet date. At December 31, 2005, we had recorded $34,000 for obsolete or slow-moving inventory based on careful review of the obsolete list from production.

Accounting for Mandatorily-redeemable convertible preferred shares (beneficial conversion, etc. see Note 6)

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

Indemnification Arrangements and Guarantees

In connection with FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, the following disclosures are made with respect to our product warranties.

We provide a limited warranty for our products. A provision for the estimated warranty cost is recorded at the time revenue is recognized. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related revenue is recognized. The amount of liability to be recorded is based on management’s best estimate of future warranty costs expected to be incurred for its products still under warranty at the time of measurement. This estimate is derived from analyzing trends in product failure rates and trends in actual product repair costs incurred. Our standard product warranty extends one year from date of sale; however, we may warrant products for periods greater than one year under certain circumstances. The following table summarizes the activity in the liability accrual related to product warranty during the twelve months ended December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004
	(in thousands)
Warranty reserve beginning balance	$29	$78
Warranty expense accrued during the period	(17)	(11)
Actual warranty costs incurred during the period	(2)	(38)

Warranty reserve ending balance	$10	$29

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

Capitalized Software Development Costs

The Company has capitalized certain of its software development costs in conformity with AICPA SOP 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires capitalization of costs once certain criteria are met; costs to be capitalized are limited to: employee wages and related costs to the extent of direct effort in the development; external direct material and services consumed; and interest expense incurred.

At December 31, 2005, the Company had capitalized a portion of its software engineering and test engineering costs incurred during the year for the development of software tools for internal use. These tools comprise various new elements and improvements to existing elements of the Company’s Automated Test Program (ATP) that is used to test the Company’s current suite of products and product software code currently under development. The costs capitalized consisted primarily of the salaries and employee benefits of the Company’s personnel directly involved in the development efforts and direct costs associated with third parties hired to assist with the development.

Once internal use software tools are fully-developed and deployed, the Company amortizes the final capitalized amount over the remaining useful lives, currently estimated to be 30 months. Additionally, at each subsequent balance sheet date the asset is reviewed for impairment and, if impaired, is adjusted accordingly.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as special purpose entities (“SPEs”).

Recently Issued Accounting Pronouncements

See Note 2, “Recently Issued Accounting Standards”, in the Notes to the Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We would be exposed to changes in interest rates or foreign currency exchange rates primarily from any marketable securities and investments in certain available-for-sale securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate or foreign currency exchange rate changes. At December 31, 2005, we did not have any marketable securities or investments in available-for-sale securities, nor did we have any sales denominated in a currency other than the United States dollar. Our cash equivalents’ principal would not be materially changed by changes in interest rates, but as the short term instruments mature and roll over, we would be able to earn more interest in the future if interest rates rise.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements at December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2005, 2004, and 2003, are included in this report at pages F-3 through F-22.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our chief executive officer, Tom Tullie, and interim chief financial officer, Jeremy Ferrell , after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 Rule 13a-15(e)), concluded that as of December 31, 2005, our disclosure controls and procedures were effective.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be set forth under the captions “Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Compliance” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2006 Annual Meeting of Stockholders (the “Proxy Statement”), which is incorporated by reference herein.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3.	Exhibits: The exhibits filed with this report, or incorporated by reference herein, are set forth on the Exhibit Index included herein.

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended. (2)

3.1.1	Certificate of Amendment of Certificate of Incorporation, as filed with the Delaware Secretary of State on February 28, 2002. (3)

3.1.2	Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State on July 22, 2003, effecting a reverse split of outstanding shares of common stock to be effective as of 12:01 a.m. EDT on July 23, 2003. (20)

3.2	Amended and Restated Bylaws. (2)

3.3	Certificate of Designations of Preferred Stock to be Designated 7% Convertible Preferred Stock, as filed with the Delaware Secretary of State on January 27, 2005. (24)

3.3.1	Amended and Restated Certificate of Designations. (33)

3.4	Certificate of Designations of Preferred Stock to be Designated Series B 7% Convertible Preferred Stock, as filed with the Delaware Secretary of State on May 31, 2005. (33)

4.3	Warrant Agreement (including form of Warrant to Purchase Common Stock). (15)

4.4	Purchase Warrant dated July 30, 2003, issued to Paulson Investment Company, Inc. (15)

4.5	Purchase Warrant dated July 30, 2003, issued to I-Bankers Securities Incorporated. (15)

4.16	Stock Purchase Warrant, dated March 28, 2003, issued to Palisades Master Fund L.P. (13)

4.18	Stock Purchase Warrant, dated March 28, 2003, issued to HPC Capital Management. (13)

4.21	Form of Stock Purchase Warrant to Purchase Shares of Common Stock. (18)

4.25	Form of Stock Purchase Warrant. (18)

10.5 #	Form of Officer and Director Indemnification Agreement. (18)

10.6	Path 1 Network Technologies Inc. 2000 Stock Option/Stock Issuance Plan. (7)

10.7	Form of Notice of Grant under the 2000 Stock Option/Stock Issuance Plan. (7)

10.8	Form of Stock Option Agreement under the 2000 Stock Option/Stock Issuance Plan. (7)

10.21	Path 1 Network Technologies 2001 Employee Stock Purchase Plan. (3)

10.23.1 #	Amendment of Employment Agreement and Restricted Stock Award Agreement, dated March 29, 2004, between Frederick Cary and us (21)

10.45	Form of Warrant issued to the April and May 2002 European investors. (12)

10.48	May 2002 Warrants issued to Laurus Master Fund, Ltd. (10)

10.48.2	November 2002 warrants issued to Laurus Master Fund, Ltd. (32)

10.51	Allonge to Warrant Dated May 16, 2002 dated November 7, 2002 with Path 1 and Laurus Master Fund, Ltd. (11)

10.56	Form of Warrant with Laurus Master Fund, Ltd. dated February 13, 2003. (1)

10.64 #	2004 Equity Incentive Plan. (22)

10.65 #	Form of Notice of Grant/Stock Option Agreement under the 2004 Equity Incentive Plan. (23)

Exhibit Number	Description
10.66 #	Jeff C. Hale employment letter agreement. (23)

10.67	Mark Buckner letter agreement. (23)

10.68 #	David Houillion Restricted Stock Award Agreement. (23)

10.69 #	Restricted Stock Award Agreement between us and Lester Briney, dated July 12, 2004. (23)

10.70 #	John Zavoli Amendment of Employment Letter Agreement. (23)

10.70.1 #	John Zavoli Amendment of Employment Letter Agreement dated September 23, 2005. (27)

10.71 #	Amendment to John Zavoli Restricted Stock Award Agreement. (23)

10.72 #	Amendment to David Carnevale Restricted Stock Award Agreement. (23)

10.72.1 #	Third Amendment to David Carnevale Restricted Stock Award Agreement dated September 23, 2005. (27)

10.73	Amendment to Stock Option Agreement of Dr. Moshe Nazarathy. (23)

10.74	Securities Purchase Agreement, dated January 26, 2005, with regard to 7% Convertible Preferred Stock. (24)

10.75	Registration Rights Agreement, dated January 26, 2005, with regard to 7% Convertible Preferred Stock. (24)

10.76	Form of Warrant to Purchase Shares of Common Stock, with regard to 7% Convertible Preferred Stock (January 27, 2005/February 18, 2005). (24)

10.77	Form of Warrant to Purchase Shares of Common Stock, dated February 18, 2005, with regard to 7% Convertible Preferred Stock. The warrants were issued to Jonathan Hodson-Walker (21,606 warrants), John C. Bowen (10,606 warrants) and Nicolas A. McCoy (10,606 warrants). (25)

10.78	Second Amendment to Restricted Stock Award Agreement between us and John R. Zavoli, dated March 8, 2005. (26)

10.78.1 #	Third Amendment to Restricted Stock Award Agreement between us and John R. Zavoli, dated August 11, 2005. (27)

10.78.2 #	Fourth Amendment to Restricted Stock Award Agreement between us and John R. Zavoli, dated September 23, 2005. (27)

10.79	Lease Agreement Between Pointe Camino Windell LLC and us dated January 26, 2005. (4)

10.84	Securities Purchase Agreement dated April 26, 2005, with regard to Series B 7% Convertible Preferred Stock. (29)

10.85	Registration Rights Agreement dated April 26, 2005, with regard to Series B 7% Convertible Preferred Stock. (29)

10.86	Form of Warrant to Purchase Shares of Common Stock dated April 26, 2005, with regard to Series B 7% Convertible Preferred Stock. (29)

10.87	Form of Amendment/waiver letter dated April 22, 2005, with holders of 7% Convertible Preferred Stock and associated warrants; entered into (in some cases with minor changes) with all such holders. (29)

10.88	Form of warrant for Silverwood designees, with regard to Series B 7% Convertible Preferred Stock. (30)

Exhibit Number	Description
10.89 #	Separation, Consulting and General Release Agreement between us and David Houillion dated July 19, 2005. (27)

10.91 #	Employment letter between us and Jeremy Ferrell dated August 1, 2005. (27)

10.92 #	Restricted Stock Award Agreement between us and Jeremy Ferrell dated August 30, 2005. (27)

10.93	Securities Purchase Agreement dated December 6, 2005 between us and Laurus Master Fund, Ltd. (31)

10.93.1	Funds Escrow Agreement dated December 6, 2005 among us, Laurus Master Fund, Ltd. and Loeb & Loeb LLP. (32)

10.94	Secured Convertible Term Note in Favor of Laurus Master Fund, Ltd. dated December 6, 2005. (31)

10.95	Common Stock Purchase Agreement between us and Laurus Master Fund, Ltd. dated December 6, 2005. (31)

10.96	Master Security Agreement between us and Laurus Master Fund, Ltd. dated December 6, 2005. (31)

10.97	Registration Rights Agreement between us and Laurus Master, Ltd. dated December 6, 2005. (31)

10.99 #	Employment letter agreement dated November 13, 2005 between us and Thomas Tullie.

10.99.1 #	Restricted Stock Award Agreements dated November 15, 2005 between us and Thomas Tullie.

10.99.2 #	Non-Plan stock option agreement dated November 15, 2005 between us and Thomas Tullie.

21	List of subsidiaries. (10)

23.1	Consent of Swenson Advisors, LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (included on signatures page hereof).

31.1	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a-14(a).

31.2	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a-14(a).

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 / 18 U.S.C. Section 1350/ SEC Rule 13a-14(b).

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 / 18 U.S.C. Section 1350/ SEC Rule 13a-14(b).

#	Indicates management contract or compensatory plan or arrangement.
+	Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the “Mark”). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to the Company’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934.
(1)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003.
(2)	This exhibit was filed as a part of, and is hereby incorporated by reference to, our Form 8-K filed with the Commission on December 16, 2005.
(3)	This exhibit was previously filed as a part of, and is hereby the incorporated by reference to, our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on April 15, 2002.
(4)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Form 10-K filed with the Commission on March 29, 2005.
(7)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the Commission on August 14, 2001.
(10)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Registration Statement on Form SB-2, filed with the Commission on June 7, 2002.
(11)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed with the Commission on November 18, 2002.

(13)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the Commission on May 19, 2003.
(15)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(16)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on April 14, 2004.
(18)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Registration Statement on Form SB-2, filed with the Commission on May 22, 2003.
(19)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Amendment No. 1 to Registration Statement on Form SB-2, filed with the Commission on June 13, 2003.
(20)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Form 8-K filed with the Commission on July 23, 2003.
(21)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the Commission on May 17, 2004.
(22)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Commission on August 12, 2004.
(23)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Commission on November 5, 2004.
(24)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Form 8-K filed with the Commission on January 31, 2005.
(25)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Form 8-K filed with the Commission on February 22, 2005.
(26)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Form 8-K filed with the Commission on March 9, 2005.
(27)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q filed with the Commission on November 14, 2005.
(28)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2005.
(29)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Form 8-K filed with the Commission on April 29, 2005.
(30)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Form S-3 registration statement filed with the Commission on May 2, 2005.
(31)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Form 8-K filed with the Commission on December 12, 2005.
(32)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Form S-3/A filed with the Commission on February 28, 2006.
(33)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Form 8-K filed with the Commission on June 6, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 2006

PATH 1 NETWORK TECHNOLOGIES INC.

By:	/s/ TOMAS L. TULLIE
Thomas L. Tullie
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Power of Attorney

We, the undersigned directors and/or officers of PATH 1 NETWORK TECHNOLOGIES INC. (the “Company”), hereby severally constitute and appoint Tom Tullie and Jeremy Ferrell and each of them individually, with full powers of substitution and re-substitution, our true and lawful attorneys, with full powers to them and each of them to sign for us, in our names and in the capacities indicated below, to the Company’s Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2005 filed with the SEC, and any and all amendments to the Annual Report, and to file or cause to be filed the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of them might or could do in person, and hereby ratifying and confirming all that said attorneys, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney.

Signature	Title	Date

/S/ THOMAS L. TULLIE Thomas L. Tullie	President and Chief Executive Officer and Director (principal executive officer)	March 23, 2006

/S/ JEREMY FERRELL Jeremy Ferrell	Interim Chief Financial Officer (principal financial officer and principal accounting officer)	March 23, 2006

/S/ ROBERT CLASEN Robert Clasen	Chairman of the Board	March 23, 2006

/S/ JAMES A. BIXBY James A. Bixby	Director	March 23, 2006

/S/ MARK D. BUCKNER Mark D. Buckner	Director	March 23, 2006

/S/ ROBERT L. PACKER Robert L. Packer	Director	March 23, 2006

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended. (2)

3.1.1	Certificate of Amendment of Certificate of Incorporation, as filed with the Delaware Secretary of State on February 28, 2002. (3)

3.1.2	Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State on July 22, 2003, effecting a reverse split of outstanding shares of common stock to be effective as of 12:01 a.m. EDT on July 23, 2003. (20)

3.2	Amended and Restated Bylaws. (2)

3.3	Certificate of Designations of Preferred Stock to be Designated 7% Convertible Preferred Stock, as filed with the Delaware Secretary of State on January 27, 2005. (24)

3.3.1	Amended and Restated Certificate of Designations. (33)

3.4	Certificate of Designations of Preferred Stock to be Designated Series B 7% Convertible Preferred Stock, as filed with the Delaware Secretary of State on May 31, 2005. (33)

4.3	Warrant Agreement (including form of Warrant to Purchase Common Stock). (15)

4.4	Purchase Warrant dated July 30, 2003, issued to Paulson Investment Company, Inc. (15)

4.5	Purchase Warrant dated July 30, 2003, issued to I-Bankers Securities Incorporated. (15)

4.16	Stock Purchase Warrant, dated March 28, 2003, issued to Palisades Master Fund L.P. (13)

4.18	Stock Purchase Warrant, dated March 28, 2003, issued to HPC Capital Management. (13)

4.21	Form of Stock Purchase Warrant to Purchase Shares of Common Stock. (18)

4.25	Form of Stock Purchase Warrant. (18)

10.5 #	Form of Officer and Director Indemnification Agreement. (18)

10.6	Path 1 Network Technologies Inc. 2000 Stock Option/Stock Issuance Plan. (7)

10.7	Form of Notice of Grant under the 2000 Stock Option/Stock Issuance Plan. (7)

10.8	Form of Stock Option Agreement under the 2000 Stock Option/Stock Issuance Plan. (7)

10.21	Path 1 Network Technologies 2001 Employee Stock Purchase Plan. (3)

10.23.1 #	Amendment of Employment Agreement and Restricted Stock Award Agreement, dated March 29, 2004, between Frederick Cary and us (21)

10.45	Form of Warrant issued to the April and May 2002 European investors. (12)

10.48	May 2002 Warrants issued to Laurus Master Fund, Ltd. (10)

10.48.2	November 2002 warrants issued to Laurus Master Fund, Ltd. (32)

10.51	Allonge to Warrant Dated May 16, 2002 dated November 7, 2002 with Path 1 and Laurus Master Fund, Ltd. (11)

10.56	Form of Warrant with Laurus Master Fund, Ltd. dated February 13, 2003. (1)

10.64 #	2004 Equity Incentive Plan. (22)

10.65 #	Form of Notice of Grant/Stock Option Agreement under the 2004 Equity Incentive Plan. (23)

10.66 #	Jeff C. Hale employment letter agreement. (23)

Exhibit Number	Description
10.67	Mark Buckner letter agreement. (23)

10.68 #	David Houillion Restricted Stock Award Agreement. (23)

10.69 #	Restricted Stock Award Agreement between us and Lester Briney, dated July 12, 2004. (23)

10.70 #	John Zavoli Amendment of Employment Letter Agreement. (23)

10.70.1 #	John Zavoli Amendment of Employment Letter Agreement dated September 23, 2005. (27)

10.71 #	Amendment to John Zavoli Restricted Stock Award Agreement. (23)

10.72 #	Amendment to David Carnevale Restricted Stock Award Agreement. (23)

10.72.1 #	Third Amendment to David Carnevale Restricted Stock Award Agreement dated September 23, 2005. (27)

10.73	Amendment to Stock Option Agreement of Dr. Moshe Nazarathy. (23)

10.74	Securities Purchase Agreement, dated January 26, 2005, with regard to 7% Convertible Preferred Stock. (24)

10.75	Registration Rights Agreement, dated January 26, 2005, with regard to 7% Convertible Preferred Stock. (24)

10.76	Form of Warrant to Purchase Shares of Common Stock, with regard to 7% Convertible Preferred Stock (January 27, 2005/February 18, 2005). (24)

10.77	Form of Warrant to Purchase Shares of Common Stock, dated February 18, 2005, with regard to 7% Convertible Preferred Stock. The warrants were issued to Jonathan Hodson-Walker (21,606 warrants), John C. Bowen (10,606 warrants) and Nicolas A. McCoy (10,606 warrants). (25)

10.78	Second Amendment to Restricted Stock Award Agreement between us and John R. Zavoli, dated March 8, 2005. (26)

10.78.1 #	Third Amendment to Restricted Stock Award Agreement between us and John R. Zavoli, dated August 11, 2005. (27)

10.78.2 #	Fourth Amendment to Restricted Stock Award Agreement between us and John R. Zavoli, dated September 23, 2005. (27)

10.79	Lease Agreement Between Pointe Camino Windell LLC and us dated January 26, 2005. (4)

10.84	Securities Purchase Agreement dated April 26, 2005, with regard to Series B 7% Convertible Preferred Stock. (29)

10.85	Registration Rights Agreement dated April 26, 2005, with regard to Series B 7% Convertible Preferred Stock. (29)

10.86	Form of Warrant to Purchase Shares of Common Stock dated April 26, 2005, with regard to Series B 7% Convertible Preferred Stock. (29)

10.87	Form of Amendment/waiver letter dated April 22, 2005, with holders of 7% Convertible Preferred Stock and associated warrants; entered into (in some cases with minor changes) with all such holders. (29)

10.88	Form of warrant for Silverwood designees, with regard to Series B 7% Convertible Preferred Stock. (30)

10.89 #	Separation, Consulting and General Release Agreement between us and David Houillion dated July 19, 2005. (27)

Exhibit Number	Description
10.91 #	Employment letter between us and Jeremy Ferrell dated August 1, 2005. (27)

10.92 #	Restricted Stock Award Agreement between us and Jeremy Ferrell dated August 30, 2005. (27)

10.93	Securities Purchase Agreement dated December 6, 2005 between us and Laurus Master Fund, Ltd. (31)

10.93.1	Funds Escrow Agreement dated December 6, 2005 among us, Laurus Master Fund, Ltd. and Loeb & Loeb LLP. (32)

10.94	Secured Convertible Term Note in Favor of Laurus Master Fund, Ltd. dated December 6, 2005. (31)

10.95	Common Stock Purchase Agreement between us and Laurus Master Fund, Ltd. dated December 6, 2005. (31)

10.96	Master Security Agreement between us and Laurus Master Fund, Ltd. dated December 6, 2005. (31)

10.97	Registration Rights Agreement between us and Laurus Master Fund, Ltd. dated December 6, 2005. (31)

10.99 #	Employment letter agreement dated November 13, 2005 between us and Thomas Tullie.

10.99.1 #	Restricted Stock Award Agreements dated November 15, 2005 between us and Thomas Tullie.

10.99.2 #	Non-Plan stock option agreement dated November 15, 2005 between us and Thomas Tullie.

21	List of subsidiaries. (10)

23.1	Consent of Swenson Advisors, LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (included on signatures page hereof).

31.1	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a-14(a).

31.2	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a-14(a).

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 / 18 U.S.C. Section 1350/ SEC Rule 13a-14(b).

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 / 18 U.S.C. Section 1350/ SEC Rule 13a-14(b).

#	Indicates management contract or compensatory plan or arrangement.
+	Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the “Mark”). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to the Company’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934.
(1)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003.
(2)	This exhibit was filed as a part of, and is hereby incorporated by reference to, our Form 8-K filed with the Commission on December 16, 2005.
(3)	This exhibit was previously filed as a part of, and is hereby the incorporated by reference to, our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on April 15, 2002.
(4)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Form 10-K filed with the Commission on March 29, 2005.
(7)	This exhibit was previously filed as a part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the Commission on August 14, 2001.

(10)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Registration Statement on Form SB-2, filed with the Commission on June 7, 2002.
(11)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed with the Commission on November 18, 2002.
(13)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the Commission on May 19, 2003.
(15)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(16)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on April 14, 2004.
(18)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Registration Statement on Form SB-2, filed with the Commission on May 22, 2003.
(19)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Amendment No. 1 to Registration Statement on Form SB-2, filed with the Commission on June 13, 2003.
(20)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Form 8-K filed with the Commission on July 23, 2003.
(21)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the Commission on May 17, 2004.
(22)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Commission on August 12, 2004.
(23)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Commission on November 5, 2004.
(24)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Form 8-K filed with the Commission on January 31, 2005.
(25)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Form 8-K filed with the Commission on February 22, 2005.
(26)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Form 8-K filed with the Commission on March 9, 2005.
(27)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q filed with the Commission on November 14, 2005.
(28)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2005.
(29)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Form 8-K filed with the Commission on April 29, 2005.
(30)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Form S-3 registration statement filed with the Commission on May 2, 2005.
(31)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Form 8-K filed with the Commission on December 12, 2005.
(32)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Form S-3 filed with the Commission on February 28, 2006.
(33)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Form 8-K filed with the Commission on June 6, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Path 1 Network Technologies Inc.

We have audited the accompanying consolidated balance sheets of Path 1 Network Technologies Inc. (a Delaware corporation) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Path 1 Network Technologies Inc. and subsidiaries at December 31, 2005 and 2004, and the results of its operations and its cash flows for the three years in the period ended December 31, 2005, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has significant recurring losses and serious liquidity concerns. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to this matter is also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SWENSON ADVISORS, LLP

Independent Registered Public Accounting Firm

San Diego, California

March 21, 2006

PATH 1 NETWORK TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$1,636	$929
Accounts receivables, net	346	810
Inventory	697	541
Other current assets	86	468

Total current assets	2,765	2,748
Property and equipment, net	244	352
Issuance costs for mandatorily-redeemable preferred stock and note payable, net	764	4
Other assets	110	60

Total assets	$3,883	$3,164

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$1,196	$752
Accrued compensation and benefits	317	176
Deferred revenue	144	256
Current portion of leases payable	3	21
Current portion of notes payable, net	727	78

Total current liabilities	2,387	1,283
Mandatorily-redeemable preferred shares, net	1,280
Note payable, net	873	—

Total liabilities	4,540	1,283

Shareholders’ equity (deficit):
Common stock, $0.001 par value; 40,000,000 shares authorized; 7,410,754 and 6,820,606 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively; nil and 2,777 shares held in treasury at December 31, 2005 and December 31, 2004, respectively	7	7
Additional paid in capital	55,553	48,743
Deferred compensation	(1,048)	(1,357)
Accumulated deficit	(55,169)	(45,512)

Total shareholders’ equity (deficit)	(657)	1,881

Total liabilities and shareholders’ equity (deficit)	$3,883	$3,164

The accompanying notes are an integral part of these consolidated financial statements.

PATH 1 NETWORK TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Revenues:
Product revenue	$2,855	$3,127	$2,152
License revenue	6	20	53
Contract services revenue	16	20	507
Royalty revenue	6	—	—
Services revenue	33	—	—
Other revenue	15	26	9

Total revenues	2,931	3,193	2,721

Cost of revenues:
Cost of product revenue	1,528	2,192	1,224
Cost of contract services revenue	—	7	200

Total cost of revenues	1,528	2,199	1,424

Gross profit	1,403	994	1,297

Operating expenses:
Engineering research and development	3,846	1,912	1,798
Sales and marketing	3,058	2,739	1,688
General and administrative	1,623	3,081	3,906
Stock-based compensation	1,356	272	50

Total operating expenses	9,883	8,004	7,442

Operating loss	(8,480)	(7,010)	(6,145)

Other income (expense)
Interest expense, net	(907)	(102)	(1,040)
Other income (expense)	—	(21)	2
Loss on extinguishment of debt	—	—	(262)

Total other expense	(907)	(123)	(1,300)

Loss before income taxes	(9,387)	(7,133)	(7,445)

Provision for income taxes	(1)	(1)	(1)

Net loss	$(9,388)	$(7,134)	$(7,446)

Accumulated preferred dividends	(269)	—	—

Net loss available to common stockholders	$(9,657)	$(7,134)	$(7,446)

Net loss per common share	$(1.39)	$(1.06)	$(2.10)

Weighted average shares used in loss per common share calculation	6,970	6,738	3,544

The accompanying notes are an integral part of these consolidated financial statements.

PATH 1 NETWORK TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except for per share data)

For the years ended December 31, 2005, 2004 and 2003

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Common Stock To be Issued	Total Stockholders Equity (Deficit)
	Share	Amount
Balance at December 31, 2002	1,584	$2	$30,712	$(50)	$(30,932)	$12	$(256)
Issuance of shares through IPO	4,313	4	13,962				13,966
Capitalized IPO costs			(913)				(913)
Issuance of stock to convertible note holders	374	1	1,367			(12)	1,355
Issuance of shares to executive officers	310		1,300	(1,300)			0
Issuance of shares to consultant	25		138				138
Repurchase of founder shares	(28)		(93)				(93)
Amortization of deferred compensation				50			50
Amortization of consultant options			21				21
Discount on notes payable			944				944
Debt conversion costs			731				731
Repurchase of 7% convertible note payable			(470)				(470)
Net loss for the year ended December 31, 2003					(7,446)		(7,446)

Balance at December 31, 2003	6,578	7	47,699	(1,300)	(38,378)	—	8,028

Conversion of notes payable to common stock	102		458				458
Exercise of warrants	44		239				239
Debt conversion expense			15				15
Amortization of deferred compensation				272			272
Restricted stock grants to executives	95		329	(329)			—
Options exercised	1		3				3
Net loss for the year ended December 31, 2004					(7,134)		(7,134)

Balance at December 31, 2004	6,820	7	48,743	(1,357)	(45,512)	—	1,881

Conversion of note payable and preferred stock to common stock	109		364				364
Discount on preferred stock issuance			4,686				4,686
Issuance of stock to convertible note holders	62						—
Discount on issuance of convertible note payable			514				514
Amortization of deferred compensation			—	1,334			1,334
Restricted stock grants to executives	358		1,025	(1,025)			—
Stock options exercised	62		220				220
Net loss for the year ended December 31, 2005					(9,657)		(9,657)

Balance at December 31, 2005	7,411	$7	$55,553	$(1,048)	$(55,169)	$—	$(657)

The accompanying notes are an integral part of these consolidated financial statements.

PATH 1 NETWORK TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(9,657)	$(7,134)	$(7,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	242	294	496
Realized loss on sale and disposal of property and equipment	(7)	—	—
Amortization of deferred compensation	1,333	272	71
Issuance of stock in lieu of cash	—	—	137
Interest expense paid in stock	—	15	78
Accretion of debt discount & debt conversion expense	977	133	1,640
Bad debt expense	(13)	(75)	(8)
Loss on extinguishment of debt	—	—	85
Changes in assets and liabilities
Accounts receivable	477	(225)	(64)
Inventory	(156)	(148)
Other current assets	382	(394)	(59)
Other assets	(686)	—	(250)
Accounts payable and accrued liabilities	399	53	(232)
Accrued compensation and benefits	144	57	(38)
Deferred revenue	(112)	256	(60)

Cash used in operating activities	(6,677)	(6,896)	(5,650)

Cash flows from investing activities:
Capitalized software development	(113)	(11)	—
Purchase of property and equipment	(94)	(193)	(308)

Cash used in investing activities	(207)	(204)	(308)

Cash flows from financing activities:
Issuance of common stock	260	—	13,055
Repurchase of treasury shares	—	—	(93)
Issuance of notes	2,004	—	1,620
Repayment of notes	(18)	(21)	(1,213)
Proceeds from exercise of options	221	3	—
Proceeds from exercise of warrants	—	240	—
Issuance of preferred stock	5,124	—	—

Cash provided by financing activities	7,591	222	13,369

Increase (decrease) in cash and cash equivalents	707	(6,878)	7,411
Cash and cash equivalents, beginning of period	929	7,807	396

Cash and cash equivalents, end of period	$1,636	$929	$7,807

Supplemental disclosures of cash flow information:
Interest paid	$17	$5	$96

Income taxes paid	$1	$1	$1

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock as deferred compensation	$1,025	$329	$1,519

Capitalized debt issuance costs in connection with beneficial conversion charges and warrants	$5,211	$—	$944

Conversion of notes to common stock	$102	$442	$1,277

Retirement of 4% convertible notes by issuance of 7% convertible notes	$—	$—	$228

Purchase of equipment for note payable	$—	$13	$30

Conversion of preferred stock to common stock	$260	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

PATH 1 NETWORK TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Activity

Path 1 Network Technologies Inc. is an industry pioneer and leader in designing, developing and supplying products that enable the adaptation, transportation and delivery of broadcast-quality real-time video over private and public Internet Protocol (IP) networks, such as the networks that comprise the Internet. The Company currently offers two primary product lines that cater to different segments of the video market. The Company’s Video Over IP gateway products are used by broadcasters and video service providers to transport live video content in real time between different locations, within a region, a country or even between countries—a process known as “long-haul transmission”. Since the Company’s products transmit video content over widely available IP communication networks, the Company’s customers can use existing infrastructure, thus lowering their costs and permitting them greater flexibility in the delivery of video content. The Company’s Network Access Gateway products are primarily used by cable companies to supply video-on-demand, or VOD services. The Company’s markets include cable, broadcast, satellite, telco, video carriers, mobile operators and enterprises.

Principles of Consolidation

The Company’s consolidated financial statements include its wholly-owned subsidiaries. All significant inter company accounts and transactions have been eliminated.

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

Concentrations

Substantially all of our cash and cash equivalents are maintained with one major financial institution in the United States. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

We perform ongoing credit evaluations of our customers’ financial conditions and would limit the amount of credit extended if deemed necessary but usually we have required no collateral. The Company has not experienced significant credit losses on it’s customer accounts. As of December 31, 2005 and 2004, a small number of customers accounted for a large percentage of our trade receivables. Time Warner Cable, Controlware Inc. and WilTel Communications, LLC accounted for 36%, 22% and 17% of total trade receivables for fiscal 2005, respectively while Frontiers Co. Ltd and Ciena Corporation accounted for 49% and 29% of total trade receivables for fiscal 2004.

PATH 1 NETWORK TECHNOLOGIES INC.

Notes to Consolidated Financial Statements—(Continued)

Inventory

The Company records inventory, which consists primarily of raw materials used in the production of video gateways and related products, at the lower of cost or market. Cost is determined principally on the average cost method. Provisions for potentially obsolete or slow-moving inventory are made based on an analysis of inventory levels and future sales forecasts. The provision is remeasured at each balance sheet date. At December 31, 2005, we had recorded $34,000 for obsolete or slow-moving inventory based on careful review of the obsolete list from production.

Property and Equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets, ranging from two to five years, using the straight-line method.

Income Taxes

Deferred income taxes result primarily from temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the differences between the financial statement bases and the tax bases of assets and liabilities using enacted tax rates. A valuation allowance is established to reduce a deferred tax asset to the amount that is expected more likely than not to be realized.

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

PATH 1 NETWORK TECHNOLOGIES INC.

Notes to Consolidated Financial Statements—(Continued)

License Revenue

Revenues from license fees are recognized when persuasive evidence of a sales arrangement exists, delivery and acceptance have occurred, the price is fixed or determinable, and collectibility is reasonably assured.

Allowances for Doubtful Accounts, Returns and Discounts

The Company performs credit evaluations of its customers, and historically has not required collateral or deposits. Typically, the Company offers 30 day credit terms to customers based on a satisfactory credit evaluation. The Company establishes allowances for doubtful accounts based upon current economic trends, contractual terms and conditions and historical customer payment practices, as well as for known or expected events. If there were to be a deterioration of a major customer’s creditworthiness, or if actual defaults were higher than its historical experience, its operating results and financial position could be adversely affected.

Indemnification Arrangements and Guarantees

In connection with Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, the following disclosures are made with respect to the Company’s product warranties.

The Company provides a limited warranty for its products. A provision for the estimated warranty cost is recorded at the time revenue is recognized. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related revenue is recognized. The amount of liability to be recorded is based on management’s best estimate of future warranty costs expected to be incurred for its products still under warranty at the time of measurement. This estimate is derived from analyzing trends in product failure rates and trends in actual product repair costs incurred. The Company’s standard product warranty extends one year from date of sale; however, the Company may warrant products for periods greater than one year under certain circumstances. The following table summarizes the activity in the liability accrual related to product warranty during the twelve months ended December 31, 2005:

	December 31, 2005	December 31, 2004
	(in thousands)
Warranty reserve beginning balance	$29	$78
Warranty expense accrued during the period	(17)	(11)
Actual warranty costs incurred during the period	(2)	(38)

Warranty reserve ending balance	$10	$29

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

PATH 1 NETWORK TECHNOLOGIES INC.

Notes to Consolidated Financial Statements—(Continued)

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

Software Development Costs

The Company has capitalized certain of its software development costs in conformity with AICPA SOP 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires capitalization of costs once certain criteria are met; costs to be capitalized are limited to: employee wages and related costs to the extent of direct effort in the development; external direct material and services consumed; and interest expense incurred.

At December 31, 2005, the Company had capitalized a portion of its software engineering and test engineering costs incurred during the year for the development of software tools for internal use. These tools comprise various new elements and improvements to existing elements of the Company’s Automated Test Program (ATP) that is used to test the Company’s current suite of products and product software code currently under development. The costs capitalized consisted primarily of the salaries and employee benefits of the Company’s personnel directly involved in the development efforts and direct costs associated with third parties hired to assist with the development.

Once internal use software tools are fully-developed and deployed, the Company amortizes the final capitalized amount over the remaining useful lives, currently estimated to be 30 months. Additionally, at each subsequent balance sheet date the asset is reviewed for impairment and, if impaired, is adjusted accordingly.

The following table summarizes the activity related to capitalized software development costs during the twelve months ended December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004
	(in thousands)
Capitalized software assets:
Beginning balance	$11	$—
Costs capitalized during the period	112	11

Ending balance	123	11
Accumulated amortization of capitalized assets
Beginning balance	—	—
Amortization expense recorded during the period	(33)	—

Ending balance	(33)	—

Net capitalized software	$90	$11

PATH 1 NETWORK TECHNOLOGIES INC.

Notes to Consolidated Financial Statements—(Continued)

Stock-Based Compensation

In December 2004, FASB revised Statement of Financial Accounting Standards No. 123 (“FAS 123R”), “Share-Based Payment (As amended).” FAS 123R will require the Company to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). Excess tax benefits, as defined by FAS 123R, will be recognized as an addition to common stock. On April 14, 2005, the U.S. Securities and Exchange Commission (“SEC”) adopted a new rule amending the compliance dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R will be effective for the Company in the fiscal year starting January 1, 2006. The SEC also issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides interpretive guidance to assist issuers in their initial implementation of FAS 123R.

Until FAS 123R became effective on October 1, 2005, the Company chose to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations for all periods presented. Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the fair value of our common stock at the date of the grant over the amount the employee must pay to acquire the stock. For the purpose of determining compensation expense for stock options granted to non-employees, all of the Company’s directors are considered to be employees.

The following table summarizes the pro forma effect on the Company’s net loss if compensation costs had been determined based upon the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under FAS 123.

	Years Ended December 31,
	2005	2004	2003
Net loss attributable to common stock
As reported	$(9,657)	$(7,134)	$(7,446)
Plus: Stock-based employee compensation expense determined under the fair value method	177	81	141

Pro forma loss attributable to common stock	$(9,834)	$(7,215)	$(7,587)

Basic and diluted net loss per common share
As reported	$(1.39)	$(1.06)	$(2.10)

Pro forma	$(1.41)	$(1.07)	$(2.14)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2005	2004	2003
Dividend yield	None	None	None
Expected volatility	80.0%	86.1%	100%
Risk free interest rate	4.35%	6.00%	6.00%
Expected lives (years)	6.07	3.00	4.00

The Company recorded non-cash, stock-based compensation charges of $1,356,000, $272,000 and $50,000 in 2005, 2004 and 2003, respectively. The effects are not likely to be representative of the effects on pro forma net income or loss in future years.

PATH 1 NETWORK TECHNOLOGIES INC.

Notes to Consolidated Financial Statements—(Continued)

Income Taxes

The Company accounts for income taxes and the related accounts under the liability method. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the income tax basis of assets and liabilities. A valuation allowance is applied against any net deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Net Loss Per Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period (“Basic EPS Method”). Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common and dilutive common equivalent shares outstanding during the period (“Diluted EPS Method”). In the loss periods, the shares of common stock issuable upon exercise of stock options and warrants are excluded from the computation of diluted net loss per share, as their effect is anti-dilutive. Common stock equivalents for the twelve months ended December 31, 2005, 2004 and 2003 consisting of options and warrants outstanding to purchase approximately 5,281,646, 3,868,000 and 3,624,000 shares of common stock, respectively, were not included in the calculation of diluted earnings per share because of the anti-dilutive effect.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement of Financial Accounting Standards No. 123 (revised 2004) FAS 123R, Share-Based Payment, which is a revision of FASB Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. FAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Generally, the approach in FAS 123R is similar to the approach described in Statement 123. However, FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In accordance with the new rule, the accounting provisions of FAS 123R will be effective for the Company in the fiscal year starting January 1, 2006. A component of FAS 123R includes one of the following options: (a) modified-prospective method, (b) the modified-retrospective method, restating all prior periods or (c) the modified-retrospective method, restating only the prior interim periods of 2005.

As permitted by SFAS 123, the Company has accounted through December 31, 2005 for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation expense for employee stock options. Accordingly, the adoption of FAS 123R’s fair value method

PATH 1 NETWORK TECHNOLOGIES INC.

Notes to Consolidated Financial Statements—(Continued)

will have a significant impact on the Company’s result of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend in part on levels of share-based payments granted in the future. However, had the Company adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the Company’s consolidated financial statements. FAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the Company has not recognized any operating cash flows for such excess tax deductions in any of the periods presented. The Company is currently in the process of evaluating the impact of its financial statements, including different option-pricing models.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. SFAS 153 amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions. SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not currently believe that SFAS 153 will have a significant impact on the Company’s financial condition and results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, to amend the guidance in Chapter 4, Inventory Pricing, of FASB Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires these costs be treated as current period charges. Additionally, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Adoption of SFAS No. 151 did not significantly affect the Company’s financial condition or results of operation.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to current year presentation.

NOTE 2 – GOING CONCERN

The Company’s independent registered public accounting firm, included a going concern qualification in its audit opinion on The Company’s consolidated financial statements for the fiscal year ended December 31, 2005 included in this Form 10-K as a result of operating losses during fiscal 2005 and the potential inability to raise additional sources of capital to fund operations and severe liquidity issues.

As of December, 31, 2005 our cash and cash equivalents totaled $1.6 million. Our net working capital balance as of December 31, 2005 was approximately $378,000. Management does not believe that the Company’s existing capital resources will enable the Company to fund operations for the next three months, and

PATH 1 NETWORK TECHNOLOGIES INC.

Notes to Consolidated Financial Statements—(Continued)

will enable us to fund operations only into the second quarter of 2006. Management’s plans are and have been to reduce costs in all areas of its operating plan until sufficient capital is raised to support growth and substantial orders materialize, however, even with its costs reduction plan, the Company needs to raise additional funding to continue as a going concern. The Company needs to increase our sales substantially to become profitable. For the foreseeable future, we expect to incur substantial additional expenditures associated with cost of sales, marketing, and research and development. Additional capital will be required to continue operations and fund our plan for future growth and business development.

The following efforts are currently in process to address this uncertainty:

•	The Company is in the process of reviewing all options in regard to quickly raising additional sources of capital. We have engaged investment bankers to facilitate our efforts.

•	The Company is exploring the possibility of a new credit facility to replace the facility that expired in February 2006, which could provide additional sources of working capital in the short term.

•	The Company has undertaken efforts to reduce discretionary costs and focus on selling existing products and services.

NOTE 3 – COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

	December 31,
	2005	2004
	(in thousands)
Receivables, net:
Receivables	$358	$835
Less: allowance for doubtful accounts	(12)	(25)

	$346	$810

Inventory:
Raw material	$399	$250
Finished goods	298	291

	$697	$541

Other current assets:
Prepaid insurance expense	$31	$300
Other prepaid expenses	55	85
Deferred costs	—	83

	$86	$468

Property and equipment, net:
Computer equipment	$568	$555
Test equipment	769	686
Furniture and fixtures	151	153

	1,488	1,394
Less: accumulated depreciation & amortization	(1,244)	(1,042)

	$244	$352

PATH 1 NETWORK TECHNOLOGIES INC.

Notes to Consolidated Financial Statements—(Continued)

Depreciation expense for the Company’s property and equipment total $209,000 and $233,000 for the years ended December 31, 2005 and 2004.

Accounts payable and accrued liabilities:
Trade accounts payable	$537	$633
Preferred dividends payable	269	—
Other accrued liabilities	380	90
Warranty reserves	10	29

	$1,196	$752

NOTE 4 – COMMITMENTS

The Company has assets under capital lease with a gross amount of $14,000 and accumulated depreciation of $13,000.

The Company leases its office facilities and certain office equipment under operating lease agreements that expire at various times. The Company’s current office lease expires in April 2006 through which period the monthly payment is approximately $15,000. Management is currently assessing the Company’s lease options. Rent expense totaled $244,000, $233,000 and $232,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

Annual future minimum lease obligations for operating leases as of December 31, 2005, are as follows (in thousands of dollars):

Minimum Payments
Year Ending December 31,
2006	$64,291
2007	3,540
2008	3,540
2009	3,540
2010	3,245
Thereafter	—

Total	$78,156

NOTE 5 – NOTES PAYABLE

On December 6, 2005, the Company completed a $2.1 million financing with Laurus Master Fund, Ltd. (Laurus), a New York-based fund that specializes in providing funding to small cap companies. The financing consisted of a $2.1 million Secured Convertible Term Note which has a three-year term and bears interest at a rate equal to prime plus 2.5% per annum, payable monthly beginning 90 days after closing of the financing in (depending upon the circumstances) registered for resale stock or cash. The monthly payment includes principal of $60,606 plus accrued interest commencing on March 1, 2006 with the last payment due on November 1, 2008. The Note is convertible into shares of Path 1’s common stock at $2.6316 per share. In connection with the financing, Laurus was also issued a seven-year Warrant to purchase up to 181,362 shares of Path 1 common stock at an exercise price of $2.89 per share. In connection with the financing, the Company paid cash fees of approximately $156,000 in legal cost and transaction fees which were deducted directly from the proceeds. These fees were capitalized as debt issuance costs and will be amortized over the life of the note. Net cash received from the financing was approximately $2.0 million. In connection with this transaction, we recorded a liability

PATH 1 NETWORK TECHNOLOGIES INC.

Notes to Consolidated Financial Statements—(Continued)

equal to the cumulative principal amount net of a $513,000 discount resulting in a net liability totaling approximately $1,586,000. The discount results from an embedded conversion feature, and detachable warrants to purchase common stock with fair values of $244,000 and $269,000, respectively. The discount was recorded as additional paid-in capital, and reflected as deferred interest to be amortized over three years beginning in December 2005. (See Note 12)

In 2002 and 2003, the Company closed private placements of aggregate $4.4 million in face value of convertible notes payable and warrants and received cash proceeds, net of issuance costs, of approximately $3.7 million from accredited investors. During the twelve months ended December 31, 2005, approximately $102,000 of note principal was converted into 26,050 shares of the Company’s common stock.

The carrying value of the convertible notes payable, excluding the Company’s line of credit, at December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
	(in thousands)
Convertible notes payable	$2,100	$102
Unamortized discount related to warrants	(263)	(4)
Unamortized discount related to beneficial conversion feature	(237)	(20)

Carrying value of convertible notes payable, net of discount	$1,600	$78

Interest expense related to convertible notes for fiscal 2005 includes coupon interest of approximately $17,000; non-cash interest expense of approximately $9,000 pertaining to the discount related to the warrants; and non-cash interest expense of approximately $14,000 pertaining to the discount related to the beneficial conversion feature. Amortization of debt issuance costs for 2005 amounted to $8,000.

The Company had at December 31, 2005 a $1 million revolving line of credit (“the LOC”) with Laurus. The LOC is secured by the Company’s accounts receivable and other assets, and the Company has the ability to draw down advances under the LOC subject to limits. Under the terms of the LOC, Laurus can convert advances made to the Company into common stock at a fixed conversion price of $6.78 per share. The amount outstanding under the LOC at December 31, 2005 was nil, and there were no advances under this LOC before its expiration in February 2006.

NOTE 6 – MANDATORILY REDEEMABLE PREFERRED STOCK

Series A Convertible Preferred Stock

On January 26, 2005, the Company entered into a Securities Purchase Agreement (the “Agreement”) and a related Registration Rights Agreement, with certain accredited investors. On January 27, 2005, pursuant to the Agreement, the Company sold to a group of accredited investors 556,538 shares of the Company’s mandatorily-redeemable 7% Convertible Preferred Stock (the “Series A Preferred Stock”), and issued to those investors warrants to purchase up to 278,268 shares of the Company’s Common Stock (the “Series A Warrants”). The per share purchase price of the Series A Preferred Stock (with 0.5 Series A Warrant) was initially $3.25, and the Series A Warrants initially carried an exercise price of $4.20 per share. The liquidation value per share in the case of voluntary or involuntary liquidation is $3.25, plus an amount equal to the cash value of dividends accrued but unpaid whether or not declared. The Company’s gross receipts from the January 27, 2005, sale of Series A Preferred Stock (with Series A Warrants) were $1,808,750. On February 18, 2005, under the Agreement, the Company sold to other accredited investors at a second closing a total of 307,691 shares of Series A Preferred

PATH 1 NETWORK TECHNOLOGIES INC.

Notes to Consolidated Financial Statements—(Continued)

Stock and 153,847 Series A Warrants, for $1,000,000. In total, under the two closings, the Company sold 864,229 shares of Series A Preferred Stock and 432,115 Series A Warrants, for gross receipts of $2,808,750.

The Series A Preferred Stock accrues dividends at the rate of $0.2275 per share per year, and dividends are cumulative. The Series A Preferred Stock is convertible at the option of the holder into shares of Common Stock at a conversion price of $3.25 per share, subject to specified anti-dilution adjustments. At December 31, 2005, the conversion price had been adjusted to $3.17424 per share. The preferred stock shall be automatically redeemed on January 27, 2009 for $3.25 per share plus accumulated but unpaid dividends. The Company has the right to redeem the preferred stock earlier upon certain conditions.

The financing was led by investor Gryphon Master Fund, L.P. The Company paid Gryphon Master Fund, L.P. a fee of $30,000 to cover its expenses incurred in connection with this financing.

Series B Convertible Preferred Stock

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

The Company paid Castle Creek Technology Partners LLC fees totaling $25,000 to cover its expenses.

The Series B Preferred Stock accrues dividends at the rate of $0.2275 per share per year, and dividends are cumulative. The Series B Preferred Stock is convertible at the option of the holder into shares of Common Stock at a conversion price of $3.25 per share, subject to specified anti-dilution adjustments. The liquidation value per share in the case of voluntary or involuntary liquidation is $3.25, plus an amount equal to the cash value of dividends accrued but unpaid whether or not declared. The preferred stock shall be automatically redeemed on January 27, 2009 for $3.25 per share plus accumulated but unpaid dividends. The Company has the right to redeem the preferred stock earlier upon certain conditions.

As of December 31, 2005, the conversion price of the Series B Preferred Stock is $3.17424, subject to any future weighted average antidilution provisions. This conversion price was established by a one-time Special Re-Set, calculated by a formula based on Current Market Price at the time of the June 1, 2005 Closing. This also had the effect of reducing the conversion prices of the Series A Preferred Stock to $3.17424 as of June 1, 2005. Also, by private agreements, the exercise price of the 432,115 Series A Warrants was specially reduced from $4.20 to $3.25 upon consummation of the Series B Preferred Stock financing.

In connection with the sales of Series A Preferred Stock and Series B Preferred Stock, the Company paid cash fees of approximately $380,000 and approximately 84,000 common stock warrants to the Company’s placement agent or the placement agent’s designees.

Mandatorily-redeemable convertible preferred shares

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

PATH 1 NETWORK TECHNOLOGIES INC.

Notes to Consolidated Financial Statements—(Continued)

The following table shows the carrying value of the long-term liability related to the Company’s convertible preferred shares:

	December 31, 2005	December 31, 2004
	(in thousands)
Amount payable for mandatorily-redeemable preferred shares (convertible into 1,576,535 common shares )	$5,124	$—
Unamortized discount related to warrants	(552)	—
Unamortized discount related to beneficial conversion feature	(3,292)	—

Carrying value of mandatorily-redeemable convertible preferred shares	$1,280	$—

The convertible preferred shares have a cumulative 7% dividend rate and are mandatorily-redeemable for cash if not converted at the holder’s sole discretion into the Company’s common stock by January 27, 2009.

Total interest expense related to mandatorily-redeemable convertible preferred shares for the year ended December 31, 2005 includes non-cash interest expense of approximately $135,000 pertaining to discounts related to warrants, and non-cash interest expense of approximately $717,000 pertaining to discounts related to the beneficial conversion features which includes $100,000 of such expense related to the one-time special re-set and a total of $128,000 non-cash expense related to early preferred share conversion into common shares in November 2005.

Amortization of issuance costs for mandatorily-redeemable preferred stock for the year ended December 31, 2005, was approximately $87,000.

NOTE 7 – STOCKHOLDERS’ EQUITY

Non-Plan Option Grants Made Without Stockholder Approval

Prior to the adoption of the 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”) and outside of any existing stock option plan, the Company granted non-statutory stock options for the purchase of Common Stock to employees, directors or consultants of the Company. These stock options were not approved by the stockholders. The exercise price of these options ranged between $3.60 and $48.00, with a weighted average exercise price of $6.78. Options to purchase up to an aggregate of 147,518 shares were issued. These options were issued in 1999 with a seven year exercise term. At December 31, 2005, 17,000 of these non-plan options remain outstanding.

In November 2005, the Company granted 115,000 non-statutory stock options for the purchase of Common Stock to the Company’s CEO in conjunction with his employment agreement with an exercise price of $2.84. These stock options were not granted as part of a general plan and were not approved by the stockholders.

2000 Stock Option/Stock Issuance Plan

On August 21, 2000, the Company adopted the 2000 Plan that provides for the grant of incentive and non-statutory stock options for the purchase of Common Stock, and/or direct stock issuances to employees, directors or consultants of the Company. The 2000 Plan authorizes the Company to issue up to 710,000 shares of Common Stock. The options generally vest and become exercisable either immediately or over one to four years. Options expire no more than ten years after the date of grant, or earlier if the employment terminates or as

PATH 1 NETWORK TECHNOLOGIES INC.

Notes to Consolidated Financial Statements—(Continued)

determined in advance by the Board of Directors. At December 31, 2005, there were 63,217 options and 76,250 shares of restricted stock outstanding under the 2000 Plan; 570,533 shares remain available for grant within this plan.

2004 Equity Incentive Plan

On July 16, 2004, the Company adopted the 2004 Equity Incentive Plan (the “2004 Plan”) that provides for the grant of incentive and non-statutory stock options for the purchase of Common Stock, and/or direct stock issuances to employees, directors or consultants of the Company. The 2004 Plan authorizes the Company to issue up to 900,000 shares of Common Stock. The options generally vest and become exercisable either immediately or over one to four years. Options expire no more than ten years after the date of grant, or earlier if the employment terminates or as determined in advance by the Board of Directors. At December 31, 2005, within the 2004 Plan there were 368,249 options and 288,000 shares of restricted stock outstanding and 243,751 shares remained available for grant.

The following table summarizes all options, outstanding and exercisable as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number outstanding at December 31, 2005	Weighted average remaining contractual life	Weighted Average exercise price	Number exercisable at December 31, 2005	Weighted Average exercise price
$0.00 to 5.00	368,249	9.06 years	$3.39	129,243	$3.38
$5.01 to 10.00	20,132	4.10 years	$6.57	15,640	$6.72
$10.01 to 20.00	8,253	3.41 years	$12.74	7,167	$12.74
$20.01 to 25.00	6,955	3.16 years	$24.03	6,513	$24.03
$25.01 +	27,877	1.82 years	$26.10	27,941	$26.10

$2.68 to 26.40	431,466	8.16 years	$5.52	186,504	$8.14

The following table summarizes information about employee stock options outstanding. (in thousands of shares):

	Options	Weighted- Avg. Exercise Price
Outstanding at December 31, 2002	693	$17.88
Granted	37	$5.34
Forfeited	(275)	$17.80
Exercised	—	$—

Outstanding at December 31, 2003	455	$16.23
Granted	381	$3.17
Forfeited	(103)	$15.80
Exercised	(1)	$3.24

Outstanding at December 31, 2004	732	$9.49
Granted	128	$3.63
Forfeited	(491)	$8.78
Exercised	62	$3.59

Outstanding at December 31, 2005	431	$5.08

PATH 1 NETWORK TECHNOLOGIES INC.

Notes to Consolidated Financial Statements—(Continued)

Stock-Based Compensation

During the twelve months ended December 31, 2005, the Company granted 211,000 stock options to employees and consultants with vesting periods ranging from two to four years in quarterly installments. Additionally, 358,000 shares of unvested restricted stock were awarded to executives of the Company during the year. None of the restricted shares granted in 2005 have vested at December 31, 2005. The Company recorded $329,000 of deferred compensation related to restricted stock grants in 2004, and will recognize stock-compensation expense as the shares vest.

In November 2003, the Company’s executive officers surrendered all of their vested and unvested options outstanding in exchange for restricted stock grants totaling 310,000 shares. The Company recorded a deferred compensation charge totaling $1.3 million for the restricted stock awarded in 2003. The Company recorded a $272,000 of deferred compensation related to the restricted stock grants in 2003, and will recognize stock-compensation expense as the shares vest.

Common Shares Reserved for Future Issuance

At December 31, 2005, common shares subject to outstanding restricted stock grants or reserved for future issuance under the 2000 Plan, the 2004 Plan and existing non-Plan outstanding stock options and under outstanding warrants consist of the following:

	December 31,
	2005	2004
	(in thousands)
Stock options issued and outstanding	563	732
Restricted shares issued and outstanding	364	340
Shares reserved for future issuance	764	549
Common stock warrants	4,354	3,136

Total reserved	6,045	4,757

NOTE 8 – INCOME TAXES

Significant components of the Company’s deferred tax assets are shown below. A valuation allowance of approximately $20,070,000 has been recognized at December 31, 2005, to offset the deferred tax assets due to management’s determination that as a result of the Company’s accumulated deficit and uncertainty as to future taxable income, it is more likely than not the deferred tax assets will not be realized in the future (in thousands of dollars):

	December 31, 2005	December 31, 2004
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$17,274	$14,778
Research and development credits carryforwards	1,485	1,229
Deferred compensation	615	613
Capital loss carryforward	514	516
Other, net	182	148

Total deferred tax assets	20,070	17,284
Valuation allowance	(20,070)	(17,284)

Net deferred tax assets	$—	$—

PATH 1 NETWORK TECHNOLOGIES INC.

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2005, the Company has federal and California net operating loss carryforwards of approximately $41.9 million and $36.2 million respectively. The federal and California net operating loss carryforwards will begin expiring in 2018 and 2008, respectively, unless previously utilized. The Company also has federal and California research tax credit carryforwards of approximately $908,000 and $887,000, respectively, which will begin to expire in 2018 unless previously utilized. The Company’s capital loss carryforwards of approximately $1,300,000 will begin to expire in 2006.

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

NOTE 9 – EMPLOYEE BENEFITS

In November 2000, the Company adopted a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees who are at least 21 years of age are eligible to participate in the plan. Under the terms of the plan, the Company can match thirty percent of an employee’s contribution, up to six percent of his or her annual salary. The Company ceased making matching contributions on March 29, 2002.

NOTE 10 – SEGMENTS

For the purpose of applying Statement of Financial Accounting Standards No. 131, management determined that the Company has only one operating segment during the three years 2003, 2004, and 2005.

NOTE 11 – SUMMARY OF UNAUDITED QUARTERLY RESULTS OF OPERATIONS

Summarized below are quarterly financial data for 2005 and 2004 (in thousands, except per share data):

	Fiscal 2005
	1ST	2ND	3RD	4TH
2005
Sales	$864	$1,142	$404	$521
Gross Profit	$598	$635	$35	$135
Net Loss	$(1,587)	$(2,628)	$(3,104)	$(2,338)
Basic and Diluted Loss Per Share	$(0.24)	$(0.38)	$(0.45)	$(0.32)

Weighted Average Shares Used In Calculation	6,746	6,898	6,941	7,212

	Fiscal 2004
	1ST	2ND	3RD	4TH
2004
Sales	$389	$1,509	$756	$539
Gross Profit	$(21)	$287	$516	$212
Net Loss	$(2,835)	$(1,945)	$(1,006)	$(1,347)
Basic and Diluted Loss Per Share	$(0.42)	$(0.29)	$(0.15)	$(0.20)

Weighted Average Shares Used In Calculation	6,676	6,684	6,764	6,817

PATH 1 NETWORK TECHNOLOGIES INC.

Notes to Consolidated Financial Statements—(Continued)

NOTE 12 – SUBSEQUENT EVENTS (UNAUDITED)

On February 10, 2006, the Company entered into a Settlement Agreement with regard to a lawsuit brought against us in January 2006 by Castle Creek Technology Partners LLC (“Castle Creek”), which holds a majority of our Series B 7% Convertible Preferred Stock, in the Cook County (Illinois) Circuit Court. The Castle Creek lawsuit was based primarily on a claim that consent of a majority of the Series B 7% Convertible Preferred Stock had been required in connection with our December 2005 issuance of a $2,100,000 secured convertible note and related warrants to Laurus Master Fund, Ltd., but that such consent had not been obtained. We believed consent was not required. In the Settlement Agreement, Castle Creek, acting as the holder of a majority of the Series B 7% Convertible Preferred Stock, provided such consent.

Under the Settlement Agreement, we agreed to provisions which have the effect of reducing the conversion price of Castle Creek’s Series B 7% Convertible Preferred Stock from $3.17424 per share to $2.6316 per share, and we agreed to make payments to Castle Creek which are economically equivalent to regular dividends on the Series B 7% Convertible Preferred Stock, including a payment no later than March 1, 2006. We can choose to make such payments in shares of Common Stock (at 85% of then-current market value) or in cash. We also agreed to provisions which have the economic effect that, if we were to issue shares under the Laurus arrangement to Laurus at a price lower than Castle Creek’s effective conversion price, a portion of Castle Creek’s Series B 7% Convertible Preferred Stock would, if actually converted shortly thereafter, effectively be convertible at such lower price.

In the Settlement Agreement, we also agreed to offer to each of the respective minority holders of the Series B 7% Convertible Preferred Stock the same benefits and the same burdens of the Settlement Agreement, as if such minority holder was “Castle Creek” for such purposes. We did so, and all of the minority holders accepted this offer. In connection with the settlement agreement, the Company recorded $574,000 at December 31, 2005 of additional discount related to the beneficial conversion feature of the preferred stock since this contingency was outstanding at that date. Also, the Company issued 54,605 shares of common stock to holders of Series B 7% Convertible Preferred Stock on February 24, 2006 as payments economically equivalent to dividends.

We have also been sued in a similar lawsuit brought in January 2006 by Gryphon Master Fund, L.P. and GSSF Master Fund, LP, which together hold a majority of our “Series A” 7% Convertible Preferred Stock, in the United States District Court for the Northern District of Texas. We have offered to settle that case on the same terms as were provided to Castle Creek in a Settlement Agreement (including optional extension of the settlement’s benefits and burdens to each of the respective minority Series “A” holders). The plaintiffs in the Texas case have not accepted this offer, and the case is proceeding. We believe our defenses are meritorious. In connection with the settlement agreement, the Company recorded a reserve of $637,000 at December 31, 2005 of additional discount related to the beneficial conversion feature of the preferred stock since this contingency was outstanding at that date.

On March 16, 2006, the Company entered into a Modification of Engagement Agreement with regard to a lawsuit brought against us in February 2006 by Silverwood Partners, LLC (“Silverwood”), who was previously engaged as the Company’s investment banker, in the Middlesex County (Massachusetts) District Court. The Silverwood lawsuit was based primarily on a claim that fees of approximately $150,000 plus warrants were owed to Silverwood in connection with our December 2005 issuance of a $2,100,000 secured convertible note and related warrants to Laurus Master Fund, Ltd., but that such fees were not paid. The Company recorded a reserve of $150,000 at December 31, 2005, as a contingency related to this claim.

Under the Modification of Engagement Agreement, in exchange for Silverwood amending its engagement letter agreement with the Company to, among other things, lower the fees Silverwood would receive with regard to certain possible future transactions. The Company agreed to issue to Silverwood $80,000 of Path 1 common

PATH 1 NETWORK TECHNOLOGIES INC.

Notes to Consolidated Financial Statements—(Continued)

stock at 75% of the closing sale price on the second day before the date on which the Company, knowing that the SEC is prepared to declare effective a resale registration statement covering such shares, requests the SEC to thereafter declare the registration statement effective. We have agreed to file a registration statement by no later than 14 days after the SEC declares the resale registration statement for Laurus’ underlying shares effective or, if earlier, by April 7, 2006. In addition, we agreed to issue Silverwood, 31,920 of Path 1 common stock warrants with an initial exercise price of $2.6316 per share, expiring December 6, 2013.

In exchange for Silverwood’s agreement to dismiss the lawsuit with prejudice and to waive all claims that it may have with respect to the Laurus Transaction, we have issued Path 1 Common Stock equal to $20,000 at 75% of the closing sale price on the second day before the date on which the Company, knowing that the SEC is prepared to declare effective a resale registration statement covering such shares, requests the SEC to thereafter declare the registration statement effective. We have agreed to file a registration statement by no later than 14 days after the SEC declares the resale registration statement for Laurus’ underlying shares effective or, if earlier, by April 7, 2006. In addition, we agreed to issue to Silverwood, 7,980 Path 1 Common Stock warrants with an initial exercise price of $2.6316 per share, expiring December 6, 2013.