Form 10-K/A
period 2005-12-31
PATH 1 NETWORK TECHNOLOGIES INC
filed 2006-04-10
CIK 1059404

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

EXPLANATORY NOTE

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 23, 2006 (the “Report”) contemplated that the information to be included in Part III of the Report would be incorporated into the Report by reference to our Proxy Statement to be filed in anticipation of our 2006 annual meeting of stockholders. We have now decided to, instead, amend the Report to include the information required to be included in Part III of the Report. Items included in the original Report that are not included herein are not amended and remain in effect as of the date of the original filing.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following table sets forth the names and ages of our directors, the year they first became a director and the position they hold within the Company:

Name	Age	Director Since	Position with the Company
Robert B. Clasen(1)	61	2002	Chairman of the Board
Thomas L. Tullie	41	2005	President and Chief Executive Officer and Director
James A. Bixby(4)(5)	59	2000	Director
Robert L. Packer(3)(4)(5)	45	2001	Director
Mark D. Buckner(2)(6)	51	2004	Director

(1)	Chair of Compensation Committee
(2)	Chair of Audit Committee
(3)	Chair of Nominating and Governance Committee
(4)	Member of Compensation Committee
(5)	Member of Audit Committee
(6)	Member of Nominating and Governance Committee

Robert B. Clasen, 61, has been our Chairman of the Board since July 2005. Mr. Clasen is also the Chair of the Compensation Committee. Mr. Clasen has been an officer of Starz Entertainment Group LLC, a premium movie services company which is wholly owned by Liberty Media Corporation, since September 2003 and has been Chief Executive Officer since December 2004. Previously, Mr. Clasen served as Chairman and CEO of ICTV Inc., an interactive/internet television provider, from July 1999 to June 2001. Mr. Clasen was President and CEO of ComStream Corporation, an international provider of digital transmission solutions for voice, data, imaging, audio and video applications for satellite and terrestrial broadband systems, from January 1998 to December 1998. From January 1993 through December 1997, Mr. Clasen served as President of Comcast International Holdings. Mr. Clasen has held positions in the cable television industry, including being President of Comcast Cable Communications, one of the country’s five largest cable television companies, from November 1984 to December 1989. Before that, he was Vice President of U.S. Operations for Rogers Communications, Toronto, Canada, from July 1978 to October 1984, where he guided the U.S. Division from its inception to a position as one of the top ten multiple system operators. Mr. Clasen also served as chairman of Vivid Technologies, a VoD system provider that merged with Concurrent Computer Corp. Mr. Clasen has served as a member of the National Academy of Cable Programming Board of Governors, a director of the Cable Television Administration and Marketing Association (CTAM), and director of the Cable Television Advertising Bureau (CAB). Mr. Clasen is a graduate of Bowling Green State University in Ohio where he earned his Master of Arts degree in Counseling Psychology.

Thomas L. Tullie, 41, has been our President and Chief Executive Officer and Director since November 2005. Mr. Tullie served as the Chief Operating Officer of Applied Micro Circuits Corporation (AMCC) from 2004 to 2005 before joining Path 1and before that was President and Chief Executive Officer of AMCC Sales Corporation from 1998 to 2004. Mr. Tullie spent seven years with S-MOS Systems, the North American semiconductor affiliate of Seiko Epson. Before that, Mr. Tullie was a Design Engineer for Digital Equipment Corporation. Mr. Tullie earned his BS degree in Electrical Engineering from the University of Massachusetts and his MBA in International High Technology Marketing from Clark University.

James A. Bixby, 59, was elected to our Board of Directors in December 2000. Mr. Bixby serves on our Audit Committee and our Compensation Committee. Mr. Bixby has served as Chairman of the Board of Directors and Chief Executive Officer of SeQual Technologies, Inc. since 1998. SeQual is a developer of medical and industrial equipment. From 1983 to 1996, Mr. Bixby was Chairman, CEO and President of Brooktree Corporation, having joined Brooktree when it started its operations in 1983 as one of the first four employees. Brooktree developed semiconductor products for communications, graphics and video applications, and was sold to Rockwell Semiconductor (now Conexant) in 1996. Mr. Bixby received his B.S.E.E. from the Massachusetts Institute of Technology, his M.S.E.E. from the University of California, Berkeley, and his Master of Engineering degree in engineering management from the University of California, Los Angeles.

Robert L. Packer, 45, was elected to our Board of Directors in September 2001 and is the Chair of the Nominating and Governance Committee and also serves on our Audit Committee and our Compensation Committee. Mr. Packer has been a private investor since 2000. Mr. Packer was a co-founder of Packeteer Inc. and served as Chief Technical Officer and Director of Packeteer from September 1996 to June 2000. From 1987 to January 1996, Mr. Packer was an independent consultant, developing telecommunications and networking technologies, including protocols for the Ricochet microcellular wireless network for Metricom, Inc., a wireless Internet networking company, OSI protocols for IBM Corporation and a high-performance packet switch for British Telecom North America, a telecommunications company. He has received twenty patents in a variety of technology applications. Mr. Packer holds a B.A. in philosophy and political science from Swarthmore College.

Mark D. Buckner, 51, was elected to our Board of Directors in 2004, and is the Chairman of the Audit Committee and also serves on the Nominating and Governance Committee. Mr. Buckner spent the last 20 years financing and building emerging growth companies, following a seven-year career practicing public accounting with a national accounting firm. Since 1989, Mr. Buckner has served as a senior finance or operations executive for three public and numerous private companies in the communications, software and services industry. While serving as the Chief Financial Officer and Director for the communication service companies of US Long Distance Corp. (from 1988 through 1993) and Communications TeleSystems International (from 1995 through 1998), he directed the financing strategy, as well as accounting, human resources, corporate governance, and management reporting systems to support a 50-fold increase in revenue at both companies. Currently, Mr. Buckner is Managing Director of Proven Execs LLC, where he provides financial operations advisory services to corporations. From 1984 through 1988, he served as Chief Financial Officer & General Partner for Southwest Venture Partners, where he made private equity investments and provided direction to venture backed companies. Mr. Buckner also served as a corporate officer for NextWave Telecom (1996-1998), Eco Soils Systems (1999-2000), and go2 Systems (2000-2002). He is currently a Director of Vinculum Communications, Inc. Mr. Buckner is a graduate of Southern Methodist University, where he received his Bachelor of Arts in business administration.

Audit Committee

The Audit Committee currently consists of Mark D. Buckner (who serves as Chairman), James A. Bixby and Robert L. Packer. This Committee is responsible for overseeing the financial matters of the Company, including but not limited to, reviewing financial controls and conferring with independent auditors. The Board of Directors approved the revised Audit Committee charter in April 2004. Mr. Buckner, Mr. Bixby and Mr. Packer are “independent” under the rules of the American Stock Exchange and each of them is able to read and understand fundamental financial statements. The Board has determined that Mr. Buckner qualifies as an “audit committee financial expert” as defined by the rules of the Securities and Exchange Commission.

Security Holders Nominees for Board of Directors—Procedure

The Board of Directors established a Nominating and Governance Committee in 2006. Stockholders wishing to recommend director nominees should submit the nominations to this Committee (in care of our Corporate Secretary) for consideration.

Executive Officers

Our executive officers, the positions held by them and their ages as of April 4, 2006 are as follows:

Name	Age	Position with the Company
Thomas L. Tullie	41	President and Chief Executive Officer and Director
Jeremy L. Ferrell	36	Interim Chief Financial Officer, Secretary
Lester S. Briney	62	Vice President, Engineering
Richard D. Segil	44	Vice President, Marketing
Jeff C. Hale	44	Vice President, Sales

Thomas L. Tullie, 41, has been our President and Chief Executive Officer and Director since November 2005. Mr. Tullie served as the Chief Operating Officer of Applied Micro Circuits Corporation (AMCC) from 2004 to 2005 before joining Path 1 and before that was President and Chief Executive Officer of AMCC Sales Corporation from 1998 to 2004. Mr. Tullie spent seven years with S-MOS Systems, the North American semiconductor affiliate of Seiko Epson. Before that, Mr. Tullie was a Design Engineer for Digital Equipment Corporation. Mr. Tullie earned his BS degree in Electrical Engineering from the University of Massachusetts and his MBA in International High Technology Marketing from Clark University.

Jeremy Ferrell, 36, joined us August 2005 as Controller. In November 2005 Mr. Ferrell was promoted to Interim Chief Financial Officer. Before joining us Mr. Ferrell served from 2002 to 2005 as Controller for Spescom Software Inc., a publicly traded software development company specializing in integrating and configuring documents for online storage. Before Spescom Software, Mr. Ferrell served as the Controller of VitaGen Incorporated, a biotech company that specialized in the development of the ELAD® (Extracorporeal Liver Assist Device) system. Mr. Ferrell also held senior finance position at Auto Parts Club Inc. and Troxel Cycling and Fitness. Mr. Ferrell is a certified public accountant and has a degree in accountancy from Liberty University.

Lester S. Briney joined us January 2004 as Vice President, Engineering. Before joining us, Mr. Briney was a Vice President at United Technologies Systems and Services (UTSAS), where he was responsible for the design and implementation of high speed, fiber-based hubs to carry data, voice, and video traffic to the other side of the world, from 2001 to 2004. Before his assignment at UTSAS, Mr. Briney was at boxLot.com where he was Chief Technology Officer and responsible for developing a new auction site that became the fourth largest online auction site in 1999-2000. Mr. Briney also worked for Prodigy Services Company for 10 years and IBM for 17 years. Mr. Briney holds a Bachelor’s degree in Electrical Engineering and Computer Science from the University of California at Berkeley.

Richard D. Segil joined us February 2006 as Vice President, Marketing. Before joining us, Mr. Segil was a consultant developing strategic plans and marketing plans for several high-technology companies including Solectron, Instromedix and Ethertronics. Prior to this, from 2003 to 2004 Mr. Segil was Director, Product Operations, for Gateway Inc., a provider of personal computers and related consumer electronic products. In this role, he was responsible for new product introductions and lifecycle management of a $3.5 billion portfolio of Gateway products. From 2002 to 2003, he was President and COO for IP3 Networks, a revenue stage network appliance start-up focused on improving the efficiency and ease of use of high speed public Internet access for hotels, WiFi hot spots and corporate networks. From 1998 to 2002, Mr. Segil was a Vice President at Leap Wireless, a mobile wireless services company. Here he managed the company’s CDMA wireless network construction and market launches and managed other corporate development activities. Prior to this, he held Vice President and general management leadership roles for various business units at ViaSat and General Instrument (now Motorola Broadband). Mr. Segil holds a BA in Physics and Economics from Claremont McKenna College.

Jeffrey C. Hale joined us in September, 2004 as Vice President, Sales. Prior to joining us, Mr. Hale served as Director of Sales, Western U.S. at CIENA Corporation. In his position at CIENA Corporation from August

2003 to August 2004, he managed all direct and channel sales to Western U.S. enterprise accounts for the company’s line of DWDM, Storage and Enterprise products. From July 2001 until CIENA’s acquisition of Akara Corporation in August of 2003, Mr. Hale held the position of Director of Sales, Carrier Channel Development at Akara and was responsible for sales into SBC, MCI/WorldCom and Sprint. He was a Regional Sales Manager at ADC Telecommunications from November 1997 until January 2001, and has also held sales management positions at Nortel Networks, Lucent Technologies, and AT&T Network Systems. Mr. Hale holds a Master of Science degree in Electrical Engineering from Stanford University, as well as Master of Business Administration and Bachelor of Science degrees in Electrical Engineering from the University of New Mexico.

Compliance Section16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company with the SEC. Executive officers, directors and greater than ten-percent stockholders are required to furnish the Company with copies of all such forms they file.

To the Company’s knowledge based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no additional forms were required, all filing requirements applicable to the Company’s executive officers, directors and greater than ten-percent stockholders were complied with, with the exception of the late filing of a Form 4 by Lester S. Briney.

Code of Ethics

The Company has adopted a Code of Ethics that is applicable to the Company’s Chairman of the Board and Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and any Executive Vice President of the Company.

In accordance with SEC rules, the Company intends to disclose any amendment (other than any technical, administrative, or other non-substantive amendment) to, or any waiver from, a provision of the Code of Ethics on the Company’s website (www.path1.com) within five business days following such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The table below sets forth certain information summarizing the compensation earned by each person who served as our chief executive officer in 2005, each of our executive officers as of December 31, 2005, and one other highly-compensated person who was no longer an executive officer as of December 31, 2005 (collectively, the “Named Executive Officers”) for services rendered in all capacities to us for 2005, 2004 and 2003.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Fiscal year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	All Other Compensation ($)
Thomas L. Tullie(1)	2005	38,654	—	—	834,000	200,000	—
President, Chief Executive Officer

Lester Briney(2)	2005	175,310	—	—	—	—	—
Vice President, Engineering	2004	151,218	—	—	184,000	—	—
	2003	—	—	—	—	—	—

Jeffrey C. Hale(3)	2005	160,000	12,000	39,885	—	—	—
Vice President, Sales	2004	53,333	—	—	—	37,313	—
	2003	—	—	—	—	—	—

Frederick A. Cary(4)	2005	—	—	30,000	—	—	—
Interim Co-Principal Executive Officer, Chairman,	2004	78,750	—	—	—	—	198,750
President and Chief Executive Officer	2003	250,000	50,000	—	759,500	—	—

Robert L. Packer(5)	2005	—	—	—	19,200	—	—
Interim Co-Principal Executive Officer

John Zavoli(6)	2005	203,776	—	—	—	—	62,500
President and Chief Executive Officer, Chief Financial	2004	236,843	—	—	—	100,000	—
Officer, General Counsel and Corporate Secretary	2003	166,904	50,000	—	318,500	—	—

David A. Carnevale(7)	2005	138,567	—	—	—	—	42,500
Vice President, Marketing	2004	170,000	—	—	142,500	—	—
	2003	165,192	—	—	122,500	—	—

(1)	On November 15, 2005 Mr. Tullie received 115,000 non-plan options which are fully vested as of the grant date of November 15, 2005 but are not exercisable before November 15, 2006, 35,000 options which are fully vested as of the grant date of November 15, 2005 but are not exercisable before November 15, 2006 and 50,000 options which vest in one lump sum on the third anniversary of the Vesting Commencement Date which is November 15, 2005. On November 15, 2005, Mr. Tullie was granted a restricted stock award under our plans of 300,000 shares of our common stock, with an aggregate value of $834,000, based on the fair market value of $2.78 per share on the date of grant.
(2)	Mr. Briney received 50,000 unvested restricted shares in 2004. On December 31, 2005, 43,750 shares had vested and 6,250 remained unvested with a value of $12,625.

(3)	Mr. Hale’s compensation is comprised of a base salary in the amount of $160,000, a bonus paid in 2005 of $12,000 and sales commissions in the amount of $39,885 for a total compensation package of $211,885 for fiscal year ending December 31, 2005.
(4)	Mr. Cary served as our Interim Co-Principal Executive Officer from September 2005 to November 2005 and as our Chief Executive Officer from September 2001 to March 2004. Mr. Cary received $30,000 in respect of his service as Interim Co-Principal Executive Officer from September 23, 2005 through November 14, 2005. In November 2003, Mr. Cary surrendered all outstanding vested and unvested options in exchange for 155,000 unvested restricted shares. As part of his March 2004 resignation as Chief Executive Officer, and under his employment agreement, Mr. Cary became entitled to severance payments when he resigned. The severance payments paid in 2004 are included within the “All Other Compensation” column for 2004.
(5)	Mr Packer served as our Interim Co-Principal Executive Officer from September 2005 to November 2005. Mr. Packer received 8,000 shares of unvested restricted stock in respect of his service as Interim Co-Principal Executive Officer from September 23, 2005 through November 14, 2005. On December 31, 2005, none of the restricted shares had vested, and the value of the unvested restricted shares was $16,160.
(6)	On September 23, 2005, Mr. Zavoli resigned his positions as President and Chief Executive Officer, Chief Financial Officer, General Counsel and Corporate Secretary. As part of Mr. Zavoli’s separation agreement he is entitled to a severance benefit of twelve (12) months of salary and benefits.
(7)	On September 23, 2005, Mr. Carnevale resigned his position as Vice President, Marketing. As part of Mr. Carnevale’s separation agreement was entitled to a severance benefit of three (3) months of salary and benefits.

Option Grants in the Last Fiscal Year

The following table provides information concerning individual grants of stock options made during 2005 to the Named Executive Officers. We have not granted any stock appreciation rights.

Name	Number of Shares of Common Stock Underlying Options Granted		Percent of Total Options Granted to Employees in Last Fiscal Year	Exercise Price ($/sh)	Expiration Date	Potential Realizable Value at Assumed Rates of Appreciation (1)
						5%	10%
Thomas L. Tullie	50,000	(2)	15%	2.84	11/14/2015	$89,304	$226,312
	35,000	(3)	11%	2.84	11/14/2015	$62,513	$158,419
	115,000	(4)	35%	2.84	11/14/2015	$205,397	$520,517
Jeremy L. Ferrell	20,000		6%	3.10	8/29/2015	$38,992	$98,813
Lester B. Briney	—		0%	—	—	$—	$—
Jeffrey C. Hale	—		0%	—	—	$—	$—
Frederick A. Cary	—		0%	—	—	$—	$—
Robert L. Packer	—		0%	—	—	$—	$—
John R. Zavoli	—		0%	—	—	$—	$—
David A. Carnevale	—		0%	—	—	$—	$—

(1)	There is no assurance provided to any executive officer or any other holder of our securities that the actual stock price appreciation over the option term will be at the assumed 5% or 10% annual rates of compounded stock price appreciation or at any other defined level. Unless the market price of our Common Stock appreciates over the option term, no value will be realized fro the option grants made to any executive officer.
(2)	Vests in lump sum on November 14, 2008, or on change of control as defined in letter of employment.

(3)	Fully vested upon grant but not exercisable before November 15, 2006, or on change of control as defined in the letter of employment
(4)	Fully vested upon grant but not exercisable before November 15, 2006, or on change of control as defined in the letter of employment

Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year-end Option Values

The following table provides information with respect to the exercise of stock options during 2005 and the value of stock options yheld as of December 31, 2005 by each of the Named Executive Officers.

Name	Shares acquired on exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End (#)		Value of Unexercised in-the- Money Options at December 31, 2005 ($) (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Thomas L. Tullie	—	—	150,000	50,000	—	—
Jeffrey C. Hale	—	—	15,624	21,689	—	—
Jeremy L. Ferrell	—	—	1,250	18,750	—	—
Lester B. Briney	—	—	—	—	—	—
Frederick A. Cary	—	—	—	—	—	—
Robert L. Packer	—	—	—	—	—	—
John R. Zavoli	—	—	—	—	—	—
Davide A. Carnevale	—	—	—	—	—	—

(1)	There were no in the money options as of December 31, 2005.

Employment Contracts, Termination of Employment and Change in Control Arrangements

In November 2005, we entered into a letter agreement with Thomas L. Tullie regarding his employment as our President and Chief Executive Officer and Director. In consideration of his services we pay Mr. Tullie an annual base salary of not less than $300,000. In connection with the letter, we granted Mr. Tullie an option to purchase 115,000 non-qualified stock options with an exercise price of $2.84 per share and a 10 year term. These options are fully vested upon grant; however none of these options will be exercisable before November 15, 2006 or upon a Change of Control as defined in the employment letter agreement. An additional 35,000 incentive stock options were granted to Mr. Tullie with an exercise price of $2.84 per share and a 10 year term. These options are fully vested upon grant; however none of these options will be exercisable before November 15, 2006 or upon a Change of Control as defined in the employment letter agreement. An additional 50,000 incentive stock options were granted to Mr. Tullie with an exercise price of $2.84 per share and a 10 year term. These options will vest in a lump sum on the third anniversary of the Vesting Commencement Date which is November 15, 2005 or immediately upon a Change of Control as defined in the employment letter agreement. 250,000 restricted shares were awarded to Mr. Tullie with a lump sum vesting of all shares on November 15, 2007 based on his continuous service with us through the aforementioned date. An additional 50,000 restricted shares were awarded to Mr. Tullie with a lump sum vesting of all s hares on November 15, 2008 based on his continuous service with us through the aforementioned date. In the event Mr. Tullie is terminated for any reason other than cause, for twelve (12) months we will continue to pay Mr. Tullie his salary and continue his benefits coverage and his unvested incentive, non-qualified and restricted shares will immediately vest.

In January 2005, we entered into a letter agreement with Daniel S. McCrary regarding his employment as our Vice President, Marketing. In consideration of his services, we paid Mr. McCrary an annual base salary of no less than $165,000. In connection with the letter, we granted Mr. McCrary an option to purchase 25,000 shares of common stock with vesting in 16 equal installments over a 4 year period. Mr. McCrary was also granted 20,000 shares of restricted stock with a one year cliff vesting of 50% of the restricted shares and the balance over each successive quarter. As part of this letter agreement, Mr. McCrary received six (6) months of relocation assistant in the form of a temporary housing allowance totaling $8,000 to be paid semi-monthly and a severance agreement for three (3) months of continuous salary and benefits in case of termination for any reason other than cause. Mr. McCrary’s employment with us ended in January 2006.

In August 2004, we entered into a letter agreement with Jeffrey C. Hale regarding his employment as our Vice President, Sales. In consideration of his services, we pay Mr. Hale an annual base salary of not less than $160,000. In connection with the letter agreement, we granted Mr. Hale 50,000 shares of common stock at an exercise price at fair market value on the date of grant with vesting in sixteen equal installments over 4 years, a $20,000 bonus for hitting individual sales quotas and $10,000 upon the company reporting $6 million in revenues for 2004. A commission agreement of 3% on sales of up to $2.8 million (pro-rated for 2004) and 3.25% in excess of quotas was also part of this letter agreement. The commission will be earned generally on all revenues which Mr. Hale is involved in generating or supporting, whether direct or indirect through our partners or resellers.

In October 2002, we entered into a letter agreement with John Zavoli regarding his employment as our Chief Financial Officer and General Counsel. In consideration of his services, we paid Mr. Zavoli an annual base salary of no less than $165,000. In connection with the letter, we granted Mr. Zavoli an option to purchase up to 16,667 shares of our common stock with an exercise price of $5.52 per share and a 7-year term. The shares underlying this option were to vest over four years in sixteen quarterly installments. In November 2003, Mr. Zavoli forfeited all outstanding vested and unvested options in exchange for a grant of 65,000 shares of restricted stock that vest 50% on October 1, 2004 and the remaining 50% ratably on a quarterly basis through 2005. In March 2004, Mr. Zavoli agreed to accept the position of President and Chief Executive Officer. In connection with his promotion, Mr. Zavoli’s annual salary was increased to $220,000. On March 8, 2005, Mr. Zavoli agreed to extend the vesting date related to 51,458 of his restricted shares to July 31, 2005. On August 11, 2005, Mr. Zavoli agreed to extend the vesting date related to 51,458 and 5,417 shares of restricted shares to October 13, 2005 and the same day of each of the nine succeeding calendar months (one-tenth of the restricted shares on each such date) based on Mr. Zavoli’s continuous employment with us. On September 23, 2005, Mr. Zavoli agreed to resign from the company. As part of this agreement 10,000 of his restricted shares vested immediately and the remaining 55,000 vested on the second business day after the posting of our third quarter 2005 earnings. Mr. Zavoli officially resigned on September 23, 2005 and became entitled to 12 months of salary continuation and benefits.

In November 2001, we entered into a letter agreement with David Carnevale regarding his employment as our Vice-President, Marketing and Sales. In consideration of his services, we paid Mr. Carnevale an annual base salary of no less than $170,000. In connection with the letter, we granted Mr. Carnevale an immediately exercisable option to purchase up to 33,333 shares of our common stock with an exercise price of $32.88 per share and a 7-year term. In November 2003, Mr. Carnevale forfeited all outstanding vested and unvested options in exchange for a grant of 25,000 shares of restricted stock that vest 50% on October 1, 2004 and the remaining 50% ratably on a quarterly basis through 2005. In addition, we paid Mr. Carnevale $13,000 in connection with his relocation to San Diego. On May 23, 2005, Mr. Carnevale agreed to extend the vesting date related to 15,625 shares of restricted stock to June 6, 2005 and the same day of each of the nine succeeding calendar months (one-tenth of the restricted shares on each such date) based on Mr. Carnevale’s continuous employment with us. On September 23, 2005, Mr. Carnevale agreed to resign from the company. As part of this agreement all of his unvested restricted shares vested as of September 23, 2005. Mr. Carnevale officially resigned on September 23, 2005 and became entitled to 3 months of salary continuation and benefits.

Compensation Committee Interlocks and Insider Participation

No executive officer of the Company has ever served as a member of the Board of Directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Director Compensation

We pay our non-employee directors $2,000 per month for their service as directors, including their service on any committee of the Board. In 2005 each of Mr. Bixby, Mr. Clasen, Mr. Packer and Mr. Buckner received directors’ compensation of $24,000. Our then-director Frederick Cary received $18,000 in directors’ compensation and $30,000 in respect of his service as interim co-principal executive officer from September 23, 2005 through November 14, 2005. Each of our directors, and each member of any committee established by the Board of Directors, is reimbursed for all reasonable out-of-pocket expenses incurred in connection with the attendance by such director or member at meetings of the Board of Directors or of such committees.

On December 14, 2005, Mr. Packer received 8,000 shares of restricted stock in respect of his service as interim co-principal executive officer from September 23, 2005 through November 14, 2005. These shares have a vesting period of two years.

In connection with their appointments as directors, Mr. Bixby, Mr. Packer and Mr. Clasen each received options to purchase 4,167 shares of our Common Stock. These options vested over two years. On January 26, 2005, Mr. Bixby, Mr. Clasen and Mr. Packer each received options to purchase 20,833 shares of our Common Stock. These options vest over four years. In connection with his 2004 appointment as a director, Mr. Buckner received an option to purchase 25,000 shares of our Common Stock. The option vests over two years.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of April 5, 2006, for:

•	each named executive officer;

•	each of our directors;

•	each person known by us to beneficially own more than 5% of our common stock; and

•	all of our current executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the securities. Subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of common stock used to calculate the percentage ownership of each listed person includes the shares of common stock underlying options, warrants or convertible notes held by such persons that are exercisable or convertible within 60 days after April 5, 2006.

Unless otherwise indicated, the address for the following stockholders is c/o Path 1 Network Technologies Inc., 6215 Ferris Square, Suite 140, San Diego, California 92121

Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned
Thomas L. Tullie(1)	500,000	6.3%
John R. Zavoli	—	*
Lester Briney(2)	18,750	*
Jeff C. Hale(3)	54,615	*
David A. Carnevale	—	*
Robert B. Clasen(4)	43,175	*
James A. Bixby(5)	25,000	*
Robert L. Packer(6)	44,538	*
Mark Buckner(5)	25,000	*
Frederick A. Cary	5,300	*
Gryphon Master Fund, L.P.(7)	692,307	8.5%
Castle Creek Technology Partners LLC(8)	738,461	9.0%
Robert R. Bears, Jr.(9)	768,323	9.4%
All directors and executive officers as a group (10 persons)(10)	741,078	9.1%

*	Indicates beneficial ownership of less than one percent of the total outstanding common stock

(1)	Includes 300,000 shares of unvested restricted stock and options to purchase up to 200,000 of common stock.
(2)	Includes 18,750 shares of vested restricted stock.
(3)	Includes options to purchase up to 50,000 shares of common stock. Also includes 4,615 shares underlying Preferred Stock and associated common stock warrants.
(4)	Includes options to purchase up to 43,175 shares of common stock.
(5)	Includes options to purchase up to 25,000 shares of common stock.
(6)	Includes 8,000 shares of unvested restricted stock and options to purchase up to 25,000 shares of common stock. Also includes 11,538 shares of underlying Preferred Stock and associated common stock warrants.
(7)	Includes 461,538 shares of underlying Preferred Stock and associated common stock warrants. In addition, GSSF Master Fund LP beneficially owns 230,769 shares of common stock.
(8)	Includes 738,461 shares of underlying Preferred Stock and associated common stock warrants.
(9)	Includes 276,923 shares of underlying Preferred Stock and associated common stock warrants.
(10)	See notes 1-6. Also includes options held by Jeremy Ferrell, our interim Chief Financial Officer, to purchase up to 20,000 shares of common stock and 10,000 unvested restricted stock awarded to Mr. Ferrell upon his hiring.

The address for Gryphon Master Fund, L.P. is 100 Crescent Court, Suite 490, Dallas, TX 75201. The address for Castle Creek Technology Partners LLC is 111 W. Jackson Blvd, Suite 2020, Chicago, IL 60604. The address for Robert R. Bears, Jr. is 11805 SR 54, Odessa, Fl 33556.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee appointed Swenson Advisors, LLP to serve as our independent registered accounting firm.

The independent accountants examine annual financial statements and provide permissible non-audit services for the Company. We and the Audit Committee have considered whether the non-audit services provided by Swenson Advisors, LLP are compatible with maintaining the independence of Swenson Advisors in its audit of the Company and are not considered prohibited services under the Sarbanes-Oxley Act of 2002.

The Audit Committee pre-approves audit-related and non-audit services not prohibited by law to be performed by our independent auditors and associated fees. No fees were approved under the Regulation S-X Rule 2.01(c)(7)(i)(C) exceptions to the pre-approval requirement.

The following table shows the fees we paid or accrued for the audit and other services provided by Swenson Advisors, LLP for fiscal 2005 and 2004.

	2005	2004
Audit fees(1)	$109,000	$122,950
Audit-related fees(2)	$31,000	69,200
Tax fees	—	—
All other fees(3)	—	4,250

Total	$140,000	$196,400

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statement and audit services provided in connection with other statutory or regulatory filings.
(2)	Audit-related fees consisted primarily of fees for attestation services performed for representation before the SEC during the SEC’s review of our S-3 filings and fees for additional audit work related to the employee embezzlement in the second quarter of 2005.
(3)	All other fees consist primarily of fees for advisory services and research related to accounting issues surrounding implementation and conformance with the Sarbanes-Oxley Act and changes in vesting dates of restricted stock grants awarded to company executives.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of This Report

3.	Exhibits: The following exhibits are filed herewith:

Exhibit Number	Description

23.1	Consent of Swenson Advisors, LLP, Independent Registered Public Accounting Firm.

31.1	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a-14(a).

31.2	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a-14(a).

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 / 18 U.S.C. Section 1350/ SEC Rule 13a-14(b).

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 / 18 U.S.C. Section 1350/ SEC Rule 13a-14(b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 10, 2006

PATH 1 NETWORK TECHNOLOGIES INC.

By:	/s/ THOMAS L. TULLIE
Thomas L. Tullie
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ THOMAS L. TULLIE Thomas L. Tullie	President and Chief Executive Officer and Director (principal executive officer)	April 10, 2006

/S/ JEREMY FERRELL Jeremy Ferrell	Interim Chief Financial Officer (principal financial officer and principal accounting officer)	April 10, 2006

/S/ ROBERT CLASEN* Robert Clasen	Chairman of the Board	April 10, 2006

/S/ JAMES A. BIXBY* James A. Bixby	Director	April 10, 2006

/S/ MARK D. BUCKNER* Mark D. Buckner	Director	April 10, 2006

/S/ ROBERT L. PACKER* Robert L. Packer	Director	April 10, 2006

*	Signed on behalf of the indicated person by Thomas Tullie, pursuant to a power of attorney previously granted by the indicated person to Mr. Tullie.

EXHIBIT INDEX

Exhibit Number	Description

23.1	Consent of Swenson Advisors, LLP, Independent Registered Public Accounting Firm.

31.1	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a-14(a).

31.2	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a-14(a).

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 / 18 U.S.C. Section 1350/ SEC Rule 13a-14(b).

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 / 18 U.S.C. Section 1350/ SEC Rule 13a-14(b).