Form 10-Q
period 2006-03-31
PATH 1 NETWORK TECHNOLOGIES INC
filed 2006-05-15
CIK 1059404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006.

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

As of May 5, 2006, 7,515,294 shares of the registrant’s common stock were outstanding.

PATH 1 NETWORK TECHNOLOGIES INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2006

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Path 1 Network Technologies Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$387	$1,636
Accounts receivables, net	217	346
Inventory	480	697
Other current assets	117	86

Total current assets	1,201	2,765
Property and equipment, net	173	244
Issuance costs for mandatorily-redeemable preferred stock and note payable, net	860	764
Other assets	99	110

TOTAL ASSETS	$2,333	$3,883

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$908	$1,196
Accrued compensation and benefits	308	317
Deferred revenue	88	144
Current portion of leases payable	1	3
Current portion of notes payable, net	727	727

Total current liabilities	2,032	2,387
Mandatorily-redeemable preferred shares, net	1,582	1,280
Note payable, net	855	873

Total liabilities	4,469	4,540

SHAREHOLDERS’ DEFICIT
Common stock, $0.001 par value; 40,000,000 shares authorized; 7,515,294 and 7,410,754 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively; 2,777 shares held in treasury at March 31, 2006 and December 31, 2005	7	7
Additional paid in capital	55,028	55,553
Deferred compensation	—	(1,048)
Accumulated deficit	(57,171)	(55,169)

Total shareholders’ deficit	(2,136)	(657)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,333	$3,883

The accompanying notes are an integral part of these consolidated financial statements.

Path 1 Network Technologies Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	For the three months ended March 31,
	2006	2005
REVENUES:
Product revenue	$505	$830
License revenue	12	—
Contract revenue	—	16
Royalty revenue	30	—
Services revenue	67	—
Other revenue	—	18

Total revenues	614	864

COST OF REVENUES:
Cost of product sales	352	266
Cost of contract services	—	—

Total cost of revenues	352	266

GROSS PROFIT	262	598

OPERATING EXPENSES:
Engineering research and development	519	940
Sales and marketing	798	808
General and administrative	376	345

Total operating expenses	1,693	2,093

LOSS FROM OPERATIONS	(1,431)	(1,495)
Other income (expense)
Interest expense, net	(303)	(88)
Other income (expense)	(35)	(3)

Total other expense	(338)	(91)

LOSS BEFORE INCOME TAXES	(1,769)	(1,586)

Provision for income taxes	(1)	(1)

NET LOSS	(1,770)	(1,587)

Accumulated preferred dividends	(232)	—

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(2,002)	$(1,587)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.27)	$(0.24)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and Diluted	7,455	6,746

The accompanying notes are an integral part of these consolidated financial statements.

Path 1 Network Technologies Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the three months ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss available to common shareholders	$(2,002)	$(1,587)
Adjustments to reconcile net loss available to common shareholders to net cash used in operating activities:
Depreciation & amortization	47	59
Accretion of debt discount & debt conversion expense	456	93
Bad debt expense	3	(58)
Stock based compensation expense	189	—
Changes in assets and liabilities:
Accounts receivable	126	(81)
Inventory	217	44
Other current assets	(31)	92
Other assets	—	(306)
Accounts payable and accrued liabilities	(161)	(96)
Accrued compensation and benefits	(12)	(41)
Deferred revenue	(56)	(16)

Net cash used in operating activities	(1,224)	(1,897)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development—internal use tools	—	(99)
(Purchase)/return of property & equipment	37	(37)

Net cash provided by (used in) investing activities	37	(136)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on notes	(62)	(5)
Proceeds from exercise of options	—	75
Issuance of preferred stock	—	2,789

Net cash provided by (used in) financing activities	(62)	2,859

Net increase (decrease) in cash	(1,249)	826
Cash and cash equivalents, beginning of period	1,636	929

Cash and cash equivalents, end of period	$387	$1,755

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$(52)	$—

Income tax paid	$1	$1

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of notes and accrued interest to common stock	$—	$2,122

Capitalization of debt issuance costs in connection with beneficial conversion charges and warrants	$157	$—

Preferred shares conversion	$50	$—

Reclassification of unvested restricted shares per SFAS 123 (R)	$1,048	$—

Issuance of common stock for preferred stock quasi-dividend	$128	$—

Issuance of restricted stock to Executives	$—	$85

The accompanying notes are an integral part of these consolidated financial statements.

Path 1 Network Technologies Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Path 1 Network Technologies (“Path 1,” “we,” or the “Company”) prepared the accompanying unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Such rules and regulations allow us to condense and omit certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States. We believe these condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) that are necessary for a fair presentation of our financial position and results of operations for the periods presented. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the year. The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in our fiscal 2005 Form 10-K. The interim consolidated financial information contained in this filing is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2006.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on net earnings as previously reported.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company’s consolidated financial statements include its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

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

We perform ongoing credit evaluations of our customers’ financial conditions and would limit the amount of credit extended if deemed necessary but usually we have required no collateral. The Company has not experienced significant credit losses on its customer accounts. Time Warner Cable, Controlware Inc. and WilTel Communications, LLC accounted for 36%, 22% and

17% of total trade receivables as of December 31, 2005 as compared to Time Warner Cable and Frontiers Co. Ltd., which accounted for 44% and 26% of our trade receivables as of March 31, 2006.

A small number of customers have typically accounted for a large percentage of the Company’s annual revenues. Frontiers Co. Ltd., Bright House Networks and Time Warner Cable accounted for 29%, 23% and 16%, respectively, of revenue for the three months ended March 31, 2006 while WilTel Communications, LLC accounted for 78% of revenue for the three months ended March 31, 2005. The Company’s reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis.

Inventory

The Company records inventory, which consists primarily of raw materials used in the production of video gateways and related products, at the lower of cost or market. Cost is determined principally on the average cost method. Provisions for potentially obsolete or slow-moving inventory are made based on an analysis of inventory levels and future sales forecasts. The provision is re-measured at each balance sheet date. At March 31, 2006, we had recorded $34,000 for obsolete or slow-moving inventory.

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

Contract and Service Revenue

Revenue on engineering design contracts, including technology development agreements, is recognized on a percentage-of-completion method, based on costs incurred to date compared to total estimated costs. Billings on uncompleted contracts in excess of incurred costs and accrued profits are classified as deferred revenue.

License Revenue

Revenues from license fees are recognized when persuasive evidence of a sales arrangement exists, delivery and acceptance have occurred, the price is fixed or determinable, and collectability is reasonably assured. Revenues from license fees are amortized over the term of the license.

Royalty Revenue

In December 2001, the Company entered into a Technology License Agreement with Visionary Solutions, Inc. in which Visionary Solutions Inc. was granted access to Path 1 DotCAM ® Technology in exchange for royalties in an amount equal to 6% of the unit cost of the License Products sold. The Company recorded $30,000 in royalty revenue for the three months ended March 31, 2006.

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

The Company provides a limited warranty for its products. A provision for the estimated warranty cost is recorded at the time revenue is recognized. The amount of liability to be recorded is based on management’s best estimate of future warranty costs expected to be incurred for its products still under warranty at the time of measurement. This estimate is derived from analyzing trends in product failure rates and trends in actual product repair costs incurred. The Company’s standard product warranty extends one year from date of sale; however, the Company may warrant products for periods greater than one year under certain circumstances. The following table summarizes the activity in the liability accrual related to product warranty during the three months ended March 31, 2006:

(in thousands)
March 31, 2006
(Unaudited)
Warranty reserve beginning balance	$10
Warranty expense accrued during the period	(4)
Actual warranty costs incurred during the period	—

Warranty reserve ending balance	$6

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

At March 31, 2006, the Company had capitalized a portion of its software engineering and test engineering costs incurred during prior years for the development of software tools for internal use. These tools comprise various new elements and improvements to existing elements of the Company’s Automated Test Program (ATP) that is used to test the Company’s current suite of products and product software code currently under development. The costs capitalized consisted primarily of the salaries and employee benefits of the Company’s personnel directly involved in the development efforts and direct costs associated with third parties hired to assist with the development.

Once internal use software tools are fully-developed and deployed, the Company amortizes the final capitalized amount over the remaining useful lives, currently estimated to be 30 months. Additionally, at each subsequent balance sheet date the asset is reviewed for impairment and, if impaired, is adjusted accordingly.

The following table summarizes the activity related to capitalized software development costs during the three months ended March 31, 2006:

(in thousands)
March 31, 2006
(Unaudited)
Capitalized software assets:
Beginning balance	$123
Costs capitalized during the period	—

Ending balance	$123
Accumulated amortization of capitalized assets
Beginning balance	$(33)
Amortization expense recorded during the period	(11)

Ending balance	$(44)

Net capitalized software	$79

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Accounting Standards No. 123 (“SFAS 123(R)”), “Share-Based Payment.” On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the effective dates for SFAS 123(R). In accordance with the new rule, the accounting provisions of SFAS 123(R) became effective for us beginning in the quarter ended March 31, 2006.

We adopted the provisions of SFAS 123(R) on January 1, 2006, the first day of our fiscal 2006. Accordingly, compensation costs for all share-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). We have no awards with market or performance conditions. Excess tax benefits, as defined by SFAS 123(R), will be recognized as an addition to common stock. Effective January 1, 2006 and for all periods subsequent to that date, SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FAS 123(R)-3”. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). An entity may make a one-time election to adopt the transition method described in this guidance. An entity may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this guidance, which was November 11, 2005. We are in the process of determining whether to adopt the alternative transition method provided in FAS 123(R)-3 for calculating the tax effects of share-based compensation pursuant to SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Our consolidated financial statements as of and for the quarter ended March, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods were not restated to reflect, and do not include, the impact of SFAS 123(R).

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our consolidated statement of operations for the first quarter of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with SFAS 123(R). For share awards granted in fiscal 2006, expenses are amortized under the straight-line attribution method. For share awards granted prior to fiscal 2006, expenses are amortized under the straight-line single option method prescribed by SFAS 123. As share-based compensation expense recognized in the consolidated statement of operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 20% for both officers and directors and 20% for employees in the first quarter of fiscal 2006 based on our historical experience. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures at the same rate as in fiscal 2006, which is 20%.

Total estimated share-based compensation expense, related to all of our share-based awards, recognized under SFAS 123(R) for the quarter ended March 31, 2006 was comprised of the following:

(in thousands except per share data)
Three months ended March 31, 2006
Operations	$1
Engineering research and development	40
Sales and marketing	80
General and administrative	68

Share-based compensation expense before taxes	189
Related income tax benefits	—
Share-based compensation expense	$189

Net share-based compensation expense per basic and diluted common share	$(0.03)

Share-based compensation expense recognized under SFAS 123(R) for the quarter ended March 31, 2006 included $71,000 from stock options and $118,000 from restricted stock awards. Since we have a net operating loss carryforward as of March 31, 2006, no excess tax benefits for the tax deductions related to share-based awards were recognized in the consolidated statement of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the quarter ended March 31, 2006 which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. Share-based compensation expense was not recognized during the quarter ended March 31, 2005. As of March 31, 2006, $878,000 of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 2.0 years.

We maintain three equity compensation plans: (i) the 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”), pursuant to which we may issue an aggregate of 710,000 options and shares of common stock to employees, officers, directors, consultants and advisors, (ii) the 2001 Employee Stock Purchase Plan (the “Purchase Plan”), pursuant to which our employees are provided the opportunity to purchase our stock through payroll deductions, and (iii) the 2004 Equity Incentive Plan (the “2004 Plan”), pursuant to which we may issue a total of 900,000 options and shares of common stock to employees, officers, directors, consultants and advisors. As of March 31, 2006, 475,000 shares of stock had been granted directly to current and former executives of the Company and there were options outstanding to purchase 53,905 shares of common stock under our 2000 Plan; 579,845 shares of common stock remained available for issuance under the 2000 Plan. A maximum of 41,667 shares of common stock have been authorized for issuance under the Purchase Plan. As of March 31, 2006, there were options outstanding to purchase 433,249 shares of common stock and 318,000 shares of stock had been granted directly to current executives of the Company under our 2004 Plan; 175,001 shares of common stock remained available for issuance under the 2004 Plan.

In addition, as of March 31, 2006, there were 131,999 shares of common stock subject to outstanding options granted other than under the 2004 Plan, the 2000 Plan or the Purchase Plan. 16,999 of these non-plan options were granted in prior years to various employees, directors, consultants and advisors before the creation of any stock option plan and 115,000 were granted as inducement stock options to Thomas Tullie, our new CEO, in 2005.

Stock Options

Options awards are generally granted with an exercise price equal to the fair market value of our common stock at the grant date and have 10-year contractual terms. Options awards typically vest in accordance with one of the following schedules:

a.	Quarterly in equal installments over four years

b.	Fully vest and become exercisable on the date of grant

Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans).

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model (“Black-Scholes model”) that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of our common stock and other factors. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Assumptions used in the Black-Scholes model for the quarter ended March 31, 2006 were as follows:

Expected volatility	80%
Weighted-average volatility	80%
Average expected term in years	5.0 -5.9
Risk-free interest rate (zero coupon U.S. Treasury Note)	3.55% -4.55%
Expected dividend yield	—

A summary of option activity under the Plans as of March 31, 2006 and changes during the quarter then ended is presented below:

	Number shares	Weighted average exercise per share	Weighted Average remaining contractual- term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2005	431,466	$8.16
Granted	105,000	$2.70
Exercised	—	$—
Forfeited or expired	(49,312)	$5.97

Outstanding at March 31, 2006	487,154	$4.99	8.22	$-0-

Exercisable at March 31, 2006	220,714	$6.90	6.42

The weighted average grant-date fair values of options granted during the quarter ended March 31, 2006 was $1.92 per share. No options were exercised during the quarter ended March 31, 2006.

A summary of the status of our non-vested stock options as of March 31, 2006 and changes during the quarter then ended are presented below:

	Number shares	Weighted average grant- date fair value per share
Nonvested at December 31, 2005	243,295	$2.36
Granted	105,000	$2.70
Vested	(67,377)	$2.30

Nonvested at March 31, 2006	280,918	$2.50

Share-based compensation expense recognized under SFAS 123(R) from stock options was $71,000 for the quarter ended March 31, 2006. As of March 31, 2006, there was $393,000 of total unrecognized compensation cost, related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.0 years. The total fair values of shares vested during the quarter ended March 31, 2006 was $154,900.

Restricted stock awards.

Restricted stock awards are grants that entitle the holder to acquire shares of restricted common stock at a fixed price, which is typically nominal. The shares of restricted stock cannot be sold, pledged, or otherwise disposed of until the award vests. A summary of our outstanding restricted stock awards as of March 31, 2006 and changes during the quarter then ended are presented below:

	Number shares	Weighted average grant- date fair value per share
Nonvested at December 31, 2005	364,250	$2.88
Granted	30,000	$2.80
Vested	(16,250)	$4.02
Forfeited	(10,000)	$4.24

Nonvested at March 31, 2006	368,000	$2.78

Share-based compensation expense recognized under SFAS 123(R) from restricted stock awards was $118,000 for the quarter ended March 31, 2006. As of March 31, 2006, the total unrecognized compensation cost related to unvested shares was $485,392, which is expected to be recognized over a weighted-average period of 2.92 years.

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2006.

Through fiscal 2005, the Company accounted for equity instruments issued to non-employees using the fair value method in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation—Transition and Disclosure. This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company makes the following required disclosure under SFAS 148. The table below provides, on a pro forma basis, the effect employee stock-based compensation would have had on the Company’s operating results had the Company used the fair value method of accounting for stock-based compensation arrangements in conformity with SFAS 123 for the quarter ended March 31, 2005 (in thousands, except per share amounts):

(in thousands except per share data)
Three months ended March 31, 2005
Net income (loss) attributable to common stock
As reported	$(1,587)
Deduct:
Stock-based employee compensation expense determined under the fair value method	(64)

Pro forma	$(1,651)

Basic and diluted net loss per share
As reported	$(0.24)

Pro forma	$(0.24)

Equity instruments issued to non-employees that are fully vested and non-forfeitable were measured at fair value at the issuance date and expensed in the period over which the benefit was expected to be received. Equity instruments issued to non-employees which were either unvested or forfeitable, for which counter-party performance was required for the equity instrument to be earned, were measured initially at the fair value and subsequently adjusted for changes in fair value until the earlier of: 1) the date at which a commitment for performance by the counter-party to earn the equity instrument was reached; or 2) the date on which the counter-party’s performance was complete.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. From January 30, 1998 through March 31, 2006, we incurred losses totaling $57.2 million. We have not yet achieved profitability, and remain a risky enterprise. We believe that our existing capital resources will enable us to fund operations for only a few months. We have taken steps to reduce expenses to help manage our cash. At March 31, 2006, we had negative working capital of $831,000 and cash and cash equivalents of $387,000.

On April 25, 2006, the Company completed a $1.0 million non-convertible revolving note financing with Laurus Mater Fund, Ltd. of which the Company drew down $916,000. In addition, Laurus granted us a principal payment holiday for the months of April through August 2006. Given our projected cash burn rate, we will be required to raise additional capital in the very near term. We are currently pursuing efforts to raise additional capital, and urgently need to do so by June 30, 2006. We cannot ensure that financing would be available to us on acceptable terms, if at all. We may not be able to successfully find any financing or other strategic opportunities. Our inability to raise capital when needed would seriously harm our business. In addition, additional equity may dilute our stockholders’ interest, and debt financing, if available, may involve restrictive covenants and could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on debt.

The following efforts are currently in process to address this uncertainty:

•	The Company is in the process of reviewing all options in regard to quickly raising additional sources of capital.

•	The Company has recently completed a short term bridge financing which has provided additional sources of working capital in the short term.

•	The Company has undertaken efforts to reduce discretionary costs and focus on selling existing products and services.

NOTE 4 – RECEIVABLES, NET

Receivables as of March 31, 2006 and December 31, 2005 consist of the following:

	(in thousands)
	March 31, 2006	December 31, 2005
	(Unaudited)
Receivables, net:
Receivables	$232	$358
Less: allowance for doubtful accounts	(15)	(12)

	$217	$346

NOTE 5 – INVENTORY

Inventory as of March 31, 2006 and December 31, 2005 consist of the following:

	(in thousands)
	March 31, 2006	December 31, 2005
	(Unaudited)
Inventory:
Raw material	$292	$399
Finished goods	188	298

	$480	$697

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2006 and December 31, 2005 consist of the following:

	(in thousands)
	March 31, 2006	December 31, 2005
	(Unaudited)
Property and equipment, net:
Computer equipment	$574	$568
Test equipment	727	769
Furniture and fixtures	150	151

	1,451	1,488
Less: accumulated depreciation & amortization	(1,278)	(1,244)

	$173	$244

NOTE 7 - NOTES PAYABLE

On December 6, 2005, the Company completed a $2.1 million financing with Laurus Master Fund, Ltd. (Laurus), a New York-based fund that specializes in providing funding to small cap companies. The financing consisted of a $2.1 million Secured Convertible Term Note which has a three-year term and bears interest at a rate equal to prime plus 2.5% per annum, payable monthly beginning 90 days after closing of the financing in (depending upon the circumstances) registered for resale stock or cash. The monthly payment includes principal of $60,606 plus accrued interest commencing on March 1, 2006 with the last payment due on November 1, 2008. On April 25, 2006, Laurus granted us a principal payment holiday for the months of April to August 2006. The Note is convertible into shares of Path 1’s common stock at $2.6316 per share, subject to antidilution adjustments. In connection with the financing, Laurus was also issued a seven-year Warrant to purchase up to 181,362 shares of Path 1 common stock at an exercise price of $2.89 per share. In connection with the financing, the Company paid approximately $156,000 in legal costs and transaction fees which were deducted directly from the proceeds. These fees were capitalized as debt issuance costs and will be amortized over the life of the note. Net cash received from the financing was approximately $2.0 million. In connection with this transaction, we recorded a liability equal to the cumulative principal amount net of a $513,000 discount resulting in a net liability totaling approximately $1,586,000. The discount results from an embedded conversion feature, and detachable warrants to purchase common stock with fair values of $244,000 and $269,000, respectively. The discount was recorded as additional paid-in capital, and reflected as deferred interest to be amortized over three years beginning in December 2005.

During the three months ended March 31, 2006, approximately $61,000 of principal and $51,000 of interest was paid to Laurus. The non-cash interest expense for the three months ended March 31, 2006 pertaining to the discount for the warrants and beneficial conversion feature amounted to approximately $23,000 and $20,000, respectively. Amortization expense of debt issuance costs for the three months ended March 31, 2006 was $13,000.

The carrying value of the convertible note payable as of March 31, 2006 is as follows:

(in thousands)
March 31, 2006
(Unaudited)
Convertible notes payable	$2,100
Principal payment of notes payable	(61)
Unamortized discount related to warrants	(240)
Unamortized discount related to beneficial conversion feature	(217)

Carrying value of convertible notes payable, net of discount	$1,582

NOTE 8 – MANDATORILY REDEEMABLE PREFERRED STOCK

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

As of March 31, 2006, the conversion price of the Series B Preferred Stock is $2.6316, subject to any future weighted average antidilution provisions. This conversion price was established by a one-time Special Re-Set, calculated by a formula based on Current Market Price at the time of the June 1, 2005 Closing. This also had the effect of reducing the conversion prices of the Series A Preferred Stock to $3.17424 as of June 1, 2005. Also, by private agreements, the exercise price of the 432,115 Series A Warrants was specially reduced from $4.20 to $3.25 upon consummation of the Series B Preferred Stock financing.

In connection with the sales of Series A Preferred Stock and Series B Preferred Stock, the Company paid cash fees of approximately $380,000 and approximately 84,000 common stock warrants to the Company’s placement agent or the placement agent’s designees.

Lawsuits Related to Laurus Note Payable

On February 10, 2006, the Company entered into a Settlement Agreement with regard to a lawsuit brought against us in January 2006 by Castle Creek Technology Partners LLC (“Castle Creek”), which holds a majority of our Series B Preferred Stock, in the Cook County (Illinois) Circuit Court. The Castle Creek lawsuit was based primarily on a claim that consent of a majority of the Series B Preferred Stock had been required in connection with our December 2005 issuance of a $2,100,000 secured convertible note and related warrants to Laurus Master Fund, Ltd., but that such consent had not been obtained. We believed consent was not required. In the Settlement Agreement, Castle Creek, acting as the holder of a majority of the Series B Preferred Stock, provided such consent.

Under the Settlement Agreement, we agreed to provisions which have the effect of reducing the conversion price of Castle Creek’s Series B Preferred Stock from $3.17424 per share to $2.6316 per share, and we agreed to make payments to Castle Creek which are economically equivalent to regular dividends on the Series B Preferred Stock, including a payment no later than March 1, 2006. We can choose to make such payments in shares of Common Stock (at 85% of then-current market value) or in cash. We also agreed to provisions which have the economic effect that, if we were to issue shares under the Laurus arrangement to Laurus at a price lower than Castle Creek’s effective conversion price, a portion of Castle Creek’s Series B Preferred Stock would, if actually converted shortly thereafter, effectively be convertible at such lower price.

In the Settlement Agreement, we also agreed to offer to each of the respective minority holders of the Series B Preferred Stock the same benefits and the same burdens of the Settlement Agreement, as if such minority holder was “Castle Creek” for such purposes. We did so, and all of the minority holders accepted this offer. In connection with the settlement agreement, the Company recorded $574,000 at December 31, 2005 of additional discount related to the beneficial conversion feature of the preferred stock since this contingency was outstanding at that date. Also, the Company issued 54,605 shares of common stock to holders of Series B Preferred Stock on February 24, 2006 as payments economically equivalent to dividends.

We have also been sued in a similar lawsuit brought in January 2006 by Gryphon Master Fund, L.P. and GSSF Master Fund, LP, which together hold a majority of our Series A Preferred Stock, in the United States District Court for the Northern District of Texas. We have offered to settle that case on the same terms as were provided to Castle Creek in a Settlement Agreement (including optional extension of the settlement’s benefits and burdens to each of the respective minority Series A holders). The plaintiffs in the Texas case have not accepted this offer, and the case is proceeding. We believe our defenses are meritorious. In connection with the Castle Creek settlement agreement, the Company recorded a reserve of $637,000 at December 31, 2005 of additional discount related to the beneficial conversion feature of the Series A preferred stock since this contingency was outstanding at that date.

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

Under the Modification of Engagement Agreement, in exchange for Silverwood amending its engagement letter agreement with the Company to, among other things, lower the fees Silverwood would receive with regard to certain possible future transactions, the Company agreed to issue to Silverwood $80,000 of Path 1 common stock at 75% of the closing sale price on the second day before the date on which the Company, knowing that the SEC is prepared to declare effective a resale registration statement covering such shares, requests the SEC to thereafter declare the registration statement effective. Accordingly, we issued 78,432 shares to Silverwood in May 2006. In addition, we agreed to issue Silverwood, 31,920 of Path 1 common stock warrants with an initial exercise price of $2.6316 per share, expiring December 6, 2013.

In exchange for Silverwood’s agreement to dismiss the lawsuit with prejudice and to waive all claims that it may have with respect to the Laurus Transaction, we have issued Path 1 Common Stock equal to $20,000 at 75% of the closing sale price on the second day before the date on which the Company, knowing that the SEC is prepared to declare effective a resale registration statement covering such shares, requests the SEC to thereafter declare the registration statement effective. Accordingly, we issued 19,608 shares to Silverwood in May 2006. In addition, we agreed to issue to Silverwood, 7,980 Path 1 Common Stock warrants with an initial exercise price of $2.6316 per share, expiring December 6, 2013.

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

The following table shows the carrying value of the long-term liability related to the Company’s convertible preferred shares:

	(in thousands)
	March 31, 2006	December 31, 2005
	(Unaudited)
Amount payable for mandatorily-redeemable preferred shares (convertible into 1,561,158 common shares and 1,576,535 at March 31, 2006 and December 31, 2005, respectively )	$5,074	$5,124
Unamortized discount related to warrants	(507)	(552)
Unamortized discount related to beneficial conversion feature	(2,985)	(3,292)

Carrying value of mandatorily-redeemable convertible preferred shares	$1,582	$1,280

The convertible preferred shares have a cumulative 7% dividend rate and are mandatorily-redeemable for cash if not converted at the holder’s sole discretion into the Company’s common stock by January 27, 2009. As of March 31, 2006, there were 49,231 and 46,149 shares of Series A and Series B preferred stock converted into common shares, respectively.

Total interest expense related to mandatorily-redeemable convertible preferred shares for the three months ended March 31, 2006 includes non-cash interest expense of approximately $45,000 pertaining to discounts related to warrants, and non-cash interest expense of approximately $306,000 pertaining to discounts related to the beneficial conversion feature. Amortization of issuance costs for mandatorily-redeemable preferred stock for the three months ended March 31, 2006, was approximately $35,000.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement 140” (“SFAS 156”). The provisions of SFAS 156 are effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company is currently assessing the impact that the adoption of SFAS 156 will have on its results of operations and financial position.

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. The Company is currently assessing the impact that the adoption of SFAS 155 will have on its results of operations and financial position.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, applying to all voluntary accounting principle changes as well as the accounting for and reporting of such changes. SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect SFAS 154 to affect the Company’s financial condition or results of operations.

NOTE 10 – COMPUTATION OF NET LOSS PER SHARE

Basic net (loss) earnings per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net (loss) earnings per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants (the proceeds of which are then presumed to have been used to repurchase outstanding stock using the treasury stock method) and the vesting of unvested restricted shares of common stock. In the loss periods, the common equivalent shares have been excluded from the computation of diluted net loss per share, because their effect would have been anti-dilutive. For the quarter ended March 31, 2006, options to purchase 855,154 shares of common stock and warrants to purchase 4,393,821shares of common stock were excluded in the calculation of diluted earnings per share because of the anti-dilutive effect.

NOTE 11 – SHARHOLDERS’ EQUITY

Unearned compensation.

Pursuant to SFAS 123(R), unearned compensation with a balance of $1,048,000 at December 31, 2005 was eliminated against additional paid in capital upon the adoption of SFAS 123(R) on January 1, 2006. The unearned compensation was related to restricted stock awards granted to various employees prior to the adoption of SFAS 123(R). See Note 2, “Significant Accounting Policies — Change in Accounting Method for Share-based Compensation.”

Common stock.

As of March 31, 2006, there were 49,231 and 46,149 shares of Series A and Series B preferred stock converted into common shares, respectively. As of March 31, 2006, warrants to purchase 4,393,821 shares of common stock, at a weighted-average price per share of $5.13 remained outstanding, of which all are exercisable. As of March 31, 2006, options to purchase 855,154 shares of common stock remained outstanding; of these, 220,714 options were exercisable as of March 31, 2006.

NOTE 12 – REPORTABLE OPERATING SEGMENTS

The Company does not have more than one reportable operating segment.

NOTE 13 – SUBSEQUENT EVENTS

On April 25, 2006, we entered into a $1 million non-convertible secured revolving line of credit with Laurus. The revolving line of credit bears an annual interest rate equal to prime plus 2.0% per annum, payable monthly in cash. In connection with the financing, we issued to Laurus a seven year warrant to purchase up to 662,252 shares of Path1 common stock at an exercise price of $1.51 per share. Additionally, Laurus agreed to postpone five months of principal payments totaling

$303,000 related to the $2.1 million convertible note (See Note 7) issued in December 2005. Monthly principal payments will resume in September 2006. This revolving line of credit is secured by all our assets pursuant to a Master Security Agreement dated April 25, 2006. We have the ability to draw down advances under the revolving line of credit subject to limits based on our accounts receivable balances and inventory levels.

We paid Laurus management, documentation and due diligence fees totaling $33,500. We paid Tsunami Trading Corp. a management fee of $8,000.

In connection with the Laurus line of credit, we agreed to a Consent and Waiver agreement dated April 22, 2006 with Castle Creek. In consideration of the consent and waiver given by Castle Creek, we agreed to provisions which have the economic effect of reducing the conversion price of Castle Creek’s Series B Preferred Stock from $2.6316 per share to $1.51 per share. In the Consent and Waiver agreement, we also agreed to offer each of the respective minority holders of the Series B Preferred Stock the same benefits and the same burdens of the Consent and Waiver agreement, as of such minority holder was “Castle Creek: for such purposes. We did so, and all of the minority holders accepted this offer.

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

Although we received private placement preferred stock and convertible note financing in fiscal 2005 which provided us with gross proceeds of approximately $5.4 million and $2.1 million, respectively, we had just $387,000 in cash remaining by the end of the first quarter of fiscal 2006 and are pursuing additional sources of financing. We have serious liquidity issues as evidenced by our Independent Registered Public Accounting Firm’s report on our financial statements in our form 10-K filed on March 23, 2006 which included a “going concern” qualification. On April 25, 2006, we completed a $1.0 million non-convertible revolving note financing with Laurus Mater Fund, Ltd. of which we drew down $916,000. Given our projected cash burn rate, we will be required to raise additional capital in the very near term.

The performance for the quarter ended March 31, 2006 represents two sequential quarters of increased revenue. Revenue for the three months ended March 31, 2006 increased 18% compared to the three months ended December 31, 2005. However, our revenue fell short from the previous year due to a large sale in the prior year to Wiltel Communications of our long haul product of CX1000 compared to no such sale in the current year.

We have made changes in management and expect significant improvements in the coming year, as we work to rebuild our momentum. John Zavoli, our former CEO, President, Chief Financial Officer and General Counsel, and David Carnevale, our former Vice President of Corporate Development, separated from the Company in September 2005. In addition, Henry Sariowan, our former Vice President of Strategic Technology Planning, separated from the Company in November 2005, and Daniel McCrary, our former Vice President of Marketing, separated from the Company in January 2006.

On November 15, 2005, Tom Tullie was elected to serve as our Chief Executive Officer. In addition, in August 2005 we hired Jeremy Ferrell as Controller to replace David Houillion and in November 2005 we promoted Mr. Ferrell to Interim Chief Financial Officer. In February 2006 we hired Richard Segil as Vice President of Marketing.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception on January 30, 1998 we have financed our operations through a variety of methods including the sale of common equity securities to investors (including our public offering in July/August 2003), sale of common equity to a strategic partner, issuance of convertible notes and a non-convertible revolving note, and the issuance of convertible preferred stock.

Our cash position at March 31, 2006, was $387,000 and we had negative working capital of $831,000. Despite our two private placements and issuance of a convertible note payable the year ended December 31, 2005, in which we raised aggregate proceeds of approximately $5.4 million and $2.1 million, respectively, and despite raising $916,000 in an April 2006 revolving line of credit financing, given our projected cash burn rate, we urgently need to raise additional capital to sustain our operations. From January 30, 1998 through March 31, 2006, we incurred losses totaling $57.2 million. We have not yet achieved profitability, and we remain a risky enterprise. We believe that our existing capital resources will enable us to fund operations for only a few months. We are trying to take steps to reduce expenses to help manage our cash.

In April 2006 we successfully closed a bridge financing with Laurus Master Fund Ltd., in which we received a $1 million revolving line of credit of which we drew down $916,000. We are currently pursuing efforts to raise long term additional capital, and urgently need to do so by June 30, 2006. We cannot ensure that financing would be available to us on acceptable terms, if at all. We may not be able to successfully find any financing or other strategic opportunities for us. Our inability to raise capital when needed would seriously harm our business. In addition, additional equity may dilute our stockholders’ interest, and debt financing, if available, may involve restrictive covenants and could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on debt. If adequate funds are not available, we would need to curtail our operations significantly and might not be able to continue.

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

Explanations of net cash provided by or used in operating, investing and financing activities in the first quarter of 2006 are provided below:

	Three months ended March 31, 2006	Three months ended March 31, 2005	Change Between Periods
Net cash (used in) operating activities	$(1,224)	$(1,897)	$673
Net cash provided by (used in) investing activities	37	(136)	173
Net cash provided by (used in) financing activities	(62)	2,859	(2,921)

Net increase (decrease) in cash and cash equivalents	$(1,249)	$826	$(2,075)

Operating Activities

Cash used in operations was approximately $1,224,000 for the three months ended March 31, 2006, compared to $1,897,000 for the same period in 2005. The decrease in cash usage was due primarily to a larger portion of our net loss being composed of non-cash stock-based compensation charges of $189,000 per FAS 123(R), and non-cash accretion of debt discount and debt conversion expenses of $456,000.

Investing Activities

Cash provided by investing activities for the three months ended March 31, 2006 was $37,000, compared to a usage of $136,000 for the same period ended March 31, 2005. We returned capital equipment which resulted in a refund of $41,000 in the first quarter of 2006, compared to capitalized engineering costs of $99,000 and acquired engineering equipment of $37,000 for the same period in 2005.

Financing Activities

Cash used in financing activities for the three-month ended March 31, 2006 was $62,000 due to a monthly principal payment on the Laurus $2.1 million term note compared to the cash provided by the financing activities of $2,859,000 for the same period ended March 31, 2005. The cash provided by financing activities in the first quarter of 2005 resulted primarily from the sale of convertible preferred stock.

At March 31, 2006, we had material commitments related to our obligations under our 2005 preferred stock financings which could require us to repurchase all our 7% convertible preferred stock for at least $5.07 million in the first quarter of 2009. The Laurus term note matures in December 2008. Our future capital requirements will depend on many factors, including the timing of research and product development efforts, the possible need to acquire new technology, the expansion of our sales and marketing efforts, and our expansion internationally. We expect to continue to expend significant amounts in all areas of our operations.

RESULTS OF OPERATIONS

Revenues

Revenues

(in thousands)

	Three months ended		Change
	March 31, 2006	March 31, 2005
Product Revenue	$505	$830	$(325)
Percentage of total revenue	82%	96%
Service/Other Revenue	$109	$34	$75
Percentage of total revenue	18%	4%
Total Revenue	$614	$864	$(250)

For the three months ended March 31, 2006, total revenues declined by $250,000 or 29%, to $614,000 from $864,000 during the three months ended March 31, 2005. Revenues from sales of products in the three months ended March 31, 2006, decreased $325,000, or 39% to $505,000 from $830,000 compared to the same period in 2005. The decrease in product sales is due to a large sale to WilTel Communications LLC in the prior year for our long haul product of CX1000 amounting to $663,000 to in the first quarter 2005 while there were no similar size sales in the same quarter of 2006. This decrease was partially offset by increased sales to Frontiers Co. Ltd. and Bright House Networks. Sales to these customers amounted to $175,000, or 29%, and $140,000, or 23%, respectively, of total revenue for the quarter ended March 31, 2006. The length of time it takes to establish new customer relationships typically ranges from six to twelve months, and as such the timing of sales can fluctuate significantly from quarter to quarter.

The service and other revenue increased by $75,000 from $34,000 during the three months ended March 31, 2005 to $109,000 during the same period ended March 31, 2006. The increase was comprised of a $26,000 increase in royalty revenue related to sales of our licensee’s products based on DotCAM ® Technology and $67,000 increase in services revenue in the first quarter of 2006 compared to the same period a year ago. The increases was partially offset by a reduction of $16,000 in license revenue.

Despite the relatively weak revenue in the quarter ended March 31, 2006, we believe that if we are successful in capitalizing on our sales opportunities, revenue will increase in the next several quarters. Our revenues can fluctuate from quarter to quarter, based on timing of customer orders and mix of our product sales.

Cost of Revenues

Cost of Revenues

(in thousands)

	Three months ended		Change
	March 31, 2006	March 31, 2005
Cost of Revenue	$352	$266	$86
Percentage of total revenue	57%	31%

Cost of revenues consists of personnel-related costs in providing support to customers and raw materials costs for the products, as well as an allocation of corporate expenses, such as corporate insurance, facilities, utilities and other.

Cost of revenues increased by $86,000, or 32%, to $352,000 in the three months ended March 31, 2006 as compared to $266,000 in the three months ended March 31, 2005. The increase in cost of revenue was due primarily to the increase in materials of $62,000 due an increase in total units sold combined with higher cost per unit. The increase in cost per unit is attributable to more expensive parts used in the current configuration of units sold and higher per unit material costs due to smaller quantities purchased in the three month ended March 31, 2006 compared to the same period in 2005. The lower margin in 2006 is fundamentally due to 2006 diseconomies of scale and the non-repetition of the higher margin 2005 Wiltel order. In addition, personnel-related costs increased $18,000 in the three months ended March 31, 2006 as compared to the same period in 2005 due to reorganization in staffing which resulted in an increased headcount in operations.

Operating Expenses

Engineering, research and development

(in thousands)

	Three months ended		Change
	March 31, 2006	March 31, 2005
Engineering, research and development	$519	$940	$(421)
Percentage of total revenue	85%	109%

Engineering, research and development expenses consist of salaries and benefits for engineers and cost of outside consultants as well as the allocation of corporate expenses, calculated on the basis of headcount, such as corporate insurance, facilities, utilities and other.

Engineering, research and development expenses decreased $421,000, or 45% from $940,000 to $519,000 for the three months ended March 31, 2006 as compared to the same period in 2005. The decrease was due primarily to the reduction of $429,000 in outside consulting and prototype development incurred in the prior year related to the new product development. In addition, personnel and personnel related expenses decreased by $38,000 due a reduction in headcount. The decreases were partially offset by an increase in stock based compensation expense of $40,000 related to the adoption of SFAS 123(R).

We expect engineering, research and development expenses to increase in the next several quarters as new product development is expected to begin.

Sales and marketing

(in thousands)

	Three months ended		Change
	March 31, 2006	March 31, 2005
Sales and marketing	$798	$808	$(10)
Percentage of total revenue	130%	94%

Sales and marketing expenses consist of salaries, cost of benefits, sales commissions and other expenses related to the direct sales force, as well as allocation of overall corporate expenses, calculated on the basis of headcount, related to such items as corporate insurance, facilities, utilities, and other.

Sales and marketing expenses decreased slightly by $10,000, or 1%, to $798,000 from $808,000 for the three months ended March 31, 2006 as compared to the same period in 2005. The decrease was due primarily to a reduction in personnel and personnel related costs and tradeshow expenses of $64,000 and $26,000, respectively. These decreases were partially offset by an increase of $80,000 in stock compensation related to the adoption of SFAS 123(R) in January 2006.

We expect sales and marketing expense to fluctuate as a percentage of revenue based on changes in revenue.

General and Administrative

(in thousands)

	Three months ended		Change
	March 31, 2006	March 31, 2005
General and administrative	$376	$345	$31
Percentage of total revenue	61%	40%

General and administrative expenses consist primarily of personnel costs for finance, information technology, human resources and general management, as well as outside professional services and an overall allocation of corporate expenses, calculated on the basis of headcount, such as corporate insurance, facilities, utilities and other.

General and administrative expenses increased $31,000, or 9%, to $376,000 from $345,000 for the three months ended March 31, 2006 as compared to the same period in 2005. The increase is due primarily to the increase in stock compensation of $68,000 related to the adoption of SFAS 123(R) and $29,000 in consulting services. These increases were offset by decreased legal fees of $51,000 and personnel and personnel related expenses of $19,000.

We expect general and administrative expenses to flucuatate in the next several quarters in absolute dollar amounts.

Interest Expense

	Three months ended		Change
	March 31, 2006	March 31, 2005
Net interest expense	$303	$88	$215
Percentage of total revenue	49%	10%

Net interest expense consists primarily of interest obligations on our outstanding debt and equity instruments. Interest expense increased $215,000, or 244% to $303,000 for the three months ended March 31, 2006 compared to $88,000 for the same period in 2005. The increase is due primarily to non-cash charges, characterized as “interest” for accounting purposes, related to the issuance of mandatorily-redeemable convertible preferred shares during the three months ended March 31, 2006 as compared to the same period 2005. Our “Series A” Preferred Stock was issued during the first quarter of 2005 and all of our “Series B” Preferred Stock was issued after the first quarter of 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make a number of assumptions and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known.

We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

We believe that the application of our accounting policies for share-based compensation expense, revenue recognition, research and development expenses, all of which are important to our financial position and results of operations, require significant judgments and estimates on the part of management.

Revenue Recognition

We generate revenue primarily from the sale of our video gateway products. We sell our products through direct sales channels and through distributors or resellers. Generally, product revenue is generated from the sale of video gateway products. We also derive revenue from contract services and license fees.

Product Revenue

We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. Significant management judgments and estimates must be made in connection with the measurement of revenue in a given period. We follow specific and detailed guidelines for determining the timing of revenue recognition. At the time of the transaction, we assesse a number of factors including specific contract and purchase order terms, completion and timing of delivery to the common-carrier, past transaction history with the customer, the creditworthiness of the customer, evidence of sell-through to the end user, and current payment terms. Based on the results of the assessment, we may recognize revenue when the products are shipped or defer recognition until evidence of sell-through occurs or cash is received. Estimated warranty costs are calculated based on historical experience and are recorded at the time revenue is recognized. Our products generally carry a one-year warranty from the date of purchase.

Research and Development Expenses

Research and development expenditures are charged to expense as incurred. We expense amounts paid to obtain patents or acquire licenses, as the ultimate recoverability of the amounts paid is uncertain.

Stock-Based Compensation

We adopted the provisions of SFAS 123(R) on January 1, 2006, the first day of our fiscal 2006. Accordingly, compensation costs for all share-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). We have no awards with market or performance conditions. Excess tax benefits, as defined by SFAS 123(R), will be recognized as an addition to common stock. Effective January 1, 2006 and for all periods subsequent to that date, SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in its adoption of SFAS 123(R).

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our consolidated statement of operations for the first quarter of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with SFAS 123(R). For share awards granted in fiscal 2006, expenses are amortized under the straight-line attribution method. For share awards granted prior to fiscal 2006, expenses are amortized under the straight-line single option method prescribed by SFAS 123. As share-based compensation expense recognized in the consolidated statement of operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 20% for both officers and directors and 20% for employees in the first quarter of fiscal 2006 based on our historical experience. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures at the same rate as in fiscal 2006, which is 20%.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We would be exposed to changes in interest rates primarily from any marketable securities and investments in certain available-for-sale securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At March 31, 2006, we did not have any marketable securities or investments in available-for-sale securities, nor did we have any sales denominated in a currency other than the United States dollar. Our cash equivalents’ principal would not be materially changed by changes in interest rates, but our $2.1 million term loan and $1.0 million revolving line of credit from Laurus have a floating interest rate and we would have to pay more on interest on the outstanding balance if the interest rates hike again. An immediate increase of two percentage points in the prime interest rate would result in us having to pay additional interest of approximately $60,000 over the next 12 months under these two notes.

ITEM 4.	CONTROLS AND PROCEDURES

Tom Tullie, our chief executive officer, and Jeremy Ferrell, our interim principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 Rule 13a–15(e)), concluded that as of March 31, 2006, our disclosure controls and procedures were effective.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please see the disclosures in our form 10K regarding the ongoing lawsuit by Gryphon Master Fund, L.P. and GSSF Master Fund, LP, and the settled lawsuit which had been brought by Castle Creek Technology Partners LLC. There have been no material developments in those matters since the filing of the Form 10K.

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

Under the Modification of Engagement Agreement, in exchange for Silverwood amending its engagement letter agreement with the Company to, among other things, lower the fees Silverwood would receive with regard to certain possible future transactions, the Company agreed to issue to Silverwood $80,000 of Path 1 common stock at 75% of the closing sale price on the second day before the date on which the Company, knowing that the SEC is prepared to declare effective a resale registration statement covering such shares, requests the SEC to thereafter declare the registration statement effective. Accordingly, we issued 78,432 shares to Silverwood in May 2006. In addition, we agreed to issue Silverwood, 31,920 of Path 1 common stock warrants with an initial exercise price of $2.6316 per share, expiring December 6, 2013.

In exchange for Silverwood’s agreement to dismiss the lawsuit with prejudice and to waive all claims that it may have with respect to the Laurus Transaction, we have issued Path 1 Common Stock equal to $20,000 at 75% of the closing sale price on the second day before the date on which the Company, knowing that the SEC is prepared to declare effective a resale registration statement covering such shares, requests the SEC to thereafter declare the registration statement effective. Accordingly, we issued 19,608 shares to Silverwood in May 2006. In addition, we agreed to issue to Silverwood, 7,980 Path 1 Common Stock warrants with an initial exercise price of $2.6316 per share, expiring December 6, 2013.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risks and uncertainties before you invest in our common stock. Investing in our common stock involves risk. If any of the following risks or uncertainties actually occurs, our business, financial condition or results of operations could be materially adversely affected. The following are not the only risks and uncertainties we face. Additional risks and uncertainties of which we are unaware or which we currently believe are immaterial could also materially adversely affect our business, financial condition or results of operations. In any case, the trading price of our common stock could decline, and you could lose all or part of your investment. See also, “Note Regarding Forward-Looking Statements.”

We need to raise additional capital in the very near future.

Our cash position at March 31, 2006, was approximately $387,000 and approximately $1.0 million as of May 5, 2006. Despite our two private placements in 2005 (in which we raised aggregate proceeds of approximately $5.4 million), our secured convertible term note financing in December 2005 (in which we borrowed $2,100,000), and our revolving line of credit financing in April 2006 (in which we borrowed $916,000), given our projected cash burn rate, we need to raise additional capital to sustain our operations. We believe that our existing capital resources will enable us to fund operations through the second quarter of 2006. We urgently need to raise long-term financing by early July 2006. Financing may not be available to us on acceptable terms, if at all. Our inability to raise capital when needed would severely harm our business. Our auditors’ report on our 2005 financial statements includes a “going-concern” qualification, which means that our auditors have expressed substantial doubt as to our ability to continue as a going concern. In addition, additional equity financing may dilute our stockholders’ interest, and additional debt financing, if available, may involve restrictive covenants and could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on debt. If adequate funds are not available, we might not be able to continue.

Our auditors’ opinion states that the operating losses and our potential inability to raise additional sources of capital raise substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm, Swenson Advisors, LLP, included a going concern qualification in its audit opinion on our consolidated financial statements for the fiscal year ended December 31, 2005 included in our Annual Report on Form 10-K as a result of our continued operating losses during fiscal 2005 and our potential inability to raise additional sources of capital. The “going concern” opinion may cause concern to one or more of our constituencies of employees, shareholders, debt holders, customers, vendors, or trade creditors. If any customer’s, vendor’s or trade creditor’s concern changes their business relations with us by stopping work, ceasing sales, requiring sales on cash terms or other changes, these changes may materially adversely affect our cash flows and results of operations.

Our window of opportunity may be shrinking.

It is difficult for companies like us, with small mass and limited resources, to compete in the video transport equipment industry against larger businesses. Our disadvantages have been heightened by our recent failures of execution in many aspects of our business including failures to close large product sales and strategic alliances, failure to focus our research and development on timely introduction of a series of attractive new products, and failure to raise enough new capital from investors to ensure our future; in addition, Claude Gibson, a clerk in our finance department, embezzled approximately $245,000 from us, primarily in the first half of 2005. After the completion of an internal investigation relating to the embezzlement, we instituted stronger controls and procedures and we recommitted to compliance with previously existing procedures, but we do not believe that the embezzlement constituted evidence of a material weakness in our internal controls over financial reporting. We have filed suit against this former employee, an employment agency from which we hired this former employee, and our bank, to recover the amount which was embezzled. We settled our lawsuit with the bank and are continuing our case against the former employee and the employment agency.

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

We have incurred operating losses since our inception in January 1998. As of March 31, 2006, our accumulated deficit was approximately $57.2 million. We have never been profitable. We expect to continue to incur significant operating, sales, marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.

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

Gryphon Master Fund, L.P. and GSSF Master Fund, LP, which together hold a majority of our “Series A” 7% Convertible Preferred Stock, filed a lawsuit against us in January 2006, in the United States District Court for the Northern District of Texas, alleging that the consent of a majority of the “Series A” Preferred Stock had been required in connection with our December 2005 issuance of a $2,100,000 secured convertible note and related warrants to Laurus, but that such consent had not been obtained. We believe such consent was not required. The plaintiffs’ complaint states that they are seeking to recover from us an unspecified amount of damages, including interest, attorneys’ fees and court costs.

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

A similar lawsuit had been filed against us in January 2006 by Castle Creek Technology Partners LLC, which holds a majority of our Series B 7% Convertible Preferred Stock, alleging that the consent of a majority of the Series B 7% Convertible Preferred Stock was required in connection with such issuance. Although we believe such consent was not required and that we had meritorious defenses to Castle Creek’s claims, we settled this case on February 10, 2006 in order to avoid the uncertainties, risks, costs, expenses and diversion described above. We agreed to make payments, in stock and in cash, economically equivalent to accrued dividends on Castle Creek’s Series B 7% Convertible Preferred Stock, and we agreed to issue stock upon any Series B conversion by Castle Creek so such conversion would be economically equivalent to a conversion by Castle Creek at a $2.6316 conversion price. We also agreed to an offer of similar terms to all the other holders of Series B 7% Convertible Preferred Stock; we did so, and they all accepted the offer. On February 24, 2006, we paid the economic equivalent of accrued dividends to Castle Creek and all such other holders by issuing a total of 54,605 shares of our common stock to them. A total of $124,012 of accrued dividends was thereby relieved. We expect to issue shares of our common stock from time to time, at market-based rates, as payment of the economic equivalent of future accrued dividends on our Series B 7% Convertible Preferred Stock, thereby relieving $496,521 of future accrued dividends. We can, if we choose, make such payments in cash instead of in stock. Our agreement to issue shares of our common stock upon any Series B conversion so that such conversion would be economically equivalent to a conversion at a $2.6316 conversion price would result, if all of the holders of Series B 7% Convertible Preferred Stock were to convert the shares owned by them as of the date of this report, in the issuance of approximately 157,531 additional shares of our common stock. In connection with the Laurus line of credit, we agreed to a Consent and Waiver agreement dated April 22, 2006 with Castle Creek. In consideration of the consent and waiver given by Castle Creek, we agreed to provisions which have the economic effect of reducing the conversion price of Castle Creek’s Series B Preferred Stock from $2.6316 per share to $1.51 per share. In the Consent and Waiver agreement, we also agreed to offer each of the respective minority holders of the Series B Preferred Stock the same benefits and the same burdens of the Consent and Waiver agreement, as of such minority holder was “Castle Creek: for such purposes. We did so, and all of the minority holders accepted this offer.

We have offered to settle the Gryphon/GSSF lawsuit on the same terms as were provided to Castle Creek. We have also offered optional extension of the proposed settlement’s benefits and burdens to each of the respective minority “Series A” holders. The plaintiffs have not accepted this offer as of the date of this report, and the case is proceeding. If Gryphon/GSSF and, after them, the other respective minority “Series A” holders were to accept our offer of settlement on the same terms as provided to Castle Creek and the minority Series B holders (which, as of the date of this report, they have not so accepted), we would expect to issue shares of our common stock from time to time, at market-based rates, as payment of the economic equivalent of accrued dividends, thereby relieving up to $737,564 of accrued dividends. We could, if we choose, make such payments in cash instead of in stock. Also, if they were to accept our offer, we would expect to issue approximately 172,064 additional shares of our common stock upon the conversion by each of the “Series A” holders of all of the shares of “Series A” 7% Convertible Preferred Stock owned by them as of the date of this report so that such conversion would be economically equivalent to a conversion at a $2.6316 conversion price.

The issuance of any shares of our common stock as the payment of the economic equivalent of accrued dividends to the holders of our Series B 7% Convertible Preferred Stock or “Series A” 7% Convertible Preferred Stock, or the issuance of any additional shares of our common stock upon conversion of shares of our preferred stock so as to reflect the economic equivalent of a conversion at a $2.6316 or $1.51conversion price would, in each case, dilute your ownership in the Company, and the sale of such shares of common stock in the market could cause the market price of our common stock to decline as a result of the increased supply of shares, which could in turn cause you to lose a portion of your investment. In addition, our commitment to make the settlement payments described above (in either stock or cash) could also significantly affect our ability to raise additional capital, as potential investors may increase the costs of any new financing in light of our obligation to make such settlement payments.

Following our secured convertible term note financing in December 2005, and our secured non-convertible revolving note financing in April 2006, we have a significant amount of debt outstanding and we may not be able to generate sufficient cash flow to meet our debt service obligations.

On April 25, 2006, we entered into a $1 million non-convertible secured revolving line of credit with Laurus. The revolving line of credit bears an annual interest rate equal to prime plus 2.0% per annum, payable monthly in cash. In connection with the financing, we issued to Laurus a seven year warrant to purchase up to 662,252 shares of Path1 common stock at an exercise price of $1.51 per share. Additionally, Laurus agreed to postpone five months of principal payments totaling $303,000 related to the $2.1 million convertible note (See Note 7) issued in December 2005. Monthly principal payments will resume in September 2006. This revolving line of credit is secured by all our assets pursuant to a Master Security Agreement dated April 25, 2006. We have the ability to draw down advances under the revolving line of credit subject to limits based on our accounts receivable balances and inventory levels.

In December 2005, we issued to Laurus a secured convertible term note in the principal amount of $2,100,000, at par, which note matures 36 months following issuance, has a variable interest rate of 250 basis points above prime, and requires monthly payments of accrued interest beginning January 1, 2006 and monthly payments of principal beginning March 1, 2006. We are permitted, in certain circumstances, to make scheduled payments of principal and interest with respect to the note in shares of common stock rather than cash. If, however, circumstances do not permit us to make such scheduled payments in shares of common stock (including if the average closing price of our common stock for the five trading days immediately preceding the date on which interest payments are due is less than 115% of the fixed conversion price then in effect with respect to the note), we will be required to make such payments in cash, and we may not be able to generate sufficient cash flows to service and repay this indebtedness and have sufficient funds left over to achieve profitability in our operations, meet our working capital and capital expenditure needs or compete successfully in our markets.

If we cannot meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing the secured convertible term note, which would allow the holder of such note to declare all borrowings outstanding thereunder to be immediately due and payable. If any of the indebtedness under the note is thereby accelerated, we may not have sufficient funds available to make the required payments that are due thereunder.

The Laurus secured convertible term note and revolving note are secured by substantially all of our assets, and this obligation ranks senior to any rights of stockholders.

The Laurus secured convertible term note and revolving note are secured by a first-priority lien on substantially all of our assets. In the event of any bankruptcy, liquidation, dissolution, reorganization or similar proceeding against us, the assets that are pledged as collateral securing the secured convertible term note and revolving note must be first used to pay such notes, as well as any other obligation secured by a priority lien on the collateral, in full, before making any distributions to stockholders, among others. This senior right of the noteholder could cause you to lose all or part of your investment.

Our stock might be delisted from the American Stock Exchange.

On April 14, 2006, we received notice from the American Stock Exchange (“AMEX”) that we are not in compliance with one of the AMEX’s continued listing standards, Section 1003(a)(iv) of the AMEX Company Guide, in that we have sustained losses which are so substantial in relation to our overall operations or our existing financial resources, or our financial condition has become so impaired that it appears questionable, in the opinion of AMEX, as to whether we will be able to continue operations and/or meet our obligations as they mature. In accordance with Section 1009 of the AMEX Company Guide and pursuant to the notice we received from AMEX, we submitted our plan to AMEX on April 26, 2006 advising AMEX of actions we have taken that will bring us into compliance with Section 1003(a)(iv) of the AMEX Company Guide by June 30, 2006. In the event that AMEX does not accept our plan, our stock could be delisted from the exchange and we would be forced to go to a bulletin board exchange which would have a negative affect on our stock price. Among the possible outcomes of the Company’s pursuit of additional financing options is becoming a private company whereby we no longer would be required to file 1934 Act reports which will have the effect of the Company’s shares becoming practically illiquid.

We face competition from established and developing companies, many of which have significantly greater resources, and we expect such competition to grow.

The markets for our products, future products and services are competitive. We face direct and indirect competition from a number of established companies, including Tandberg Television, Thomson, Harris, Aastra and Scientific-Atlanta (a Cisco company), as well as development stage companies, and we anticipate that we will face increased competition in the future as existing competitors seek to enhance their product offerings and new competitors emerge. Many of our competitors have greater resources, sell a more complete product line or solution, have higher name recognition, have more established reputations within the industry and maintain stronger marketing, manufacturing, distribution, sales and customer service capabilities than we do.

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

The market prices for our common stock is likely to be volatile and could be susceptible to wide price fluctuations due to a number of internal and external factors, many of which are beyond our control, including:

•	quarterly variations in operating results and overall financial condition,

•	announcements of debt or equity financings,

•	issuances of new securities to outstanding security holders or pro-holder modifications of outstanding securities, in order to procure necessary consents to future financings,

•	economic and political developments affecting technology spending generally and adoption of new technologies and products such as ours,

•	customer demand or acceptance of our products and solutions,

•	short-selling programs,

•	stock selling by persons to whom we sold securities in one or more private placements at below-market prices,

•	changes in IT spending patterns and the rate of consumer acceptance of video-on-demand,

•	product sales progress, both positive and negative,

•	the stock market’s perception of the telecommunications equipment industry as a whole,

•	technological innovations by others,

•	cost or availability of components, sub-assemblies and modules used in our products,

•	the introduction of new products or changes in product pricing policies by us or our competitors,

•	proprietary rights disputes or litigation,

•	other litigation,

•	initiation of or changes in earnings estimates by analysts,

•	additions or departures of key personnel, and

•	sales of substantial numbers of shares of our common stock or securities convertible into or exercisable for our common stock.

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

The Financial Accounting Standards Board recently adopted an accounting standard that eliminates the ability to account for share-based compensation transactions using the intrinsic method that we used through 2005. FAS No. 123R generally requires for us that, beginning in 2006, such transactions be accounted for using a fair-value-based method and recognized as an expense in our consolidated statement of operations. We have expensed stock options vested after December 31, 2005, recorded stock-based compensation amounting to $189,000 for the three months ended March 31, 2006. Through 2005, we generally only disclosed such expenses on a pro forma basis in the notes to our consolidated financial statements in accordance with accounting principles generally accepted in the United States.

The stock options and bonus stock we offer to our employees, non-employee directors, consultants and advisors could result in ongoing dilution to all stockholders.

We maintain three equity compensation plans: (i) the 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”), pursuant to which we may issue an aggregate of 710,000 options and shares of common stock to employees, officers, directors, consultants and advisors, (ii) the 2001 Employee Stock Purchase Plan (the “Purchase Plan”), pursuant to which our employees are provided the opportunity to purchase our stock through payroll deductions, and (iii) the 2004 Equity Incentive Plan (the “2004 Plan”), pursuant to which we may issue a total of 900,000 options and shares of common stock to employees, officers, directors, consultants and advisors. As of March 31, 2006, 475,000 shares of stock had been granted directly to current and former executives of the Company and there were options outstanding to purchase 53,905 shares of common stock under our 2000 Plan; 579,845 shares of common stock remained available for issuance under the 2000 Plan. A maximum of 41,667 shares of common stock have been authorized for issuance under the Purchase Plan. As of March 31, 2006, there were options outstanding to purchase 433,249 shares of common stock and 318,000 shares of stock had been granted directly to current executives of the Company under our 2004 Plan; 175,001 shares of common stock remained available for issuance under the 2004 Plan.

In addition, as of March 31, 2006, there were 131,999 shares of common stock subject to outstanding options granted other than under the 2004 Plan, the 2000 Plan or the Purchase Plan. 16,999 of these non-plan options were granted in prior years to various employees, directors, consultants and advisors before the creation of any stock option plan and 115,000 were granted as inducement stock options to Thomas Tullie, our new CEO, in 2005.

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

The conversion or exercise, as applicable, of our outstanding convertible preferred stock, secured convertible term note and warrants could result in significant ongoing dilution to all stockholders.

As of March 31, 2006, there were outstanding warrants to purchase up to 4,353,921 shares of our common stock with a weighted average exercise price of $5.18 per share. The weighted average remaining life for all of the outstanding warrants as of March 31, 2006 was 3.02 years from March 31, 2006. In addition, in April 2006 we issued 662,251 warrants to Laurus Master Fund, Ltd. in connection with the revolving line of credit transaction. In addition, at March 31, 2006, there were 814,998 shares of “Series A” 7% Convertible Preferred Stock and 746,157 shares of Series B 7% Convertible Preferred Stock outstanding. These shares are convertible into shares of common stock. Also, we issued a secured convertible term note in the principal amount of $2,100,000 in December 2005. This note is convertible into shares of our common stock, and we are required in certain circumstances to make scheduled principal and interest payments in shares of our common stock rather than in cash.

The issuance of any shares of our common stock pursuant to the conversion or exercise of the above securities could significantly dilute your ownership in the Company, and the sale of such shares of common stock in the market could cause the market price of our common stock to decline as a result of the increased supply of shares, which could in turn cause you to lose a portion of your investment. The significant downward pressure on the market price of our common stock that would result from the sale of a significant amount of such shares of common stock could also encourage “short sales” by holders of our securities or others. These “short sales” occur when an investor commits to sell a security that he or she does not own at the time such commitment is made, but that the investor hopes to buy in earnest at a lower price in the future before he or she must deliver the security to the counterparty on the original sale. Investors typically engage in short selling when they believe that the price of the underlying security will decline before the time of settlement. In the event of a significant increase in short selling of our common stock, other investors may interpret such increase as a sign that the market price of our common stock will decline, causing further downward pressure on the market price.

Laurus is contractually prevented (subject to default by us or waiver by the holder upon 75 days’ notice to us) from converting its secured convertible term note and/or exercising its warrants if such conversion or exercise would result in such holder owning more than 4.99% of our issued and outstanding shares of common stock. Laurus is also further prevented from owning more than 19.99% of our issued and outstanding common stock under any circumstances. Laurus could, however, effectively avoid these limitations by selling some of the shares of common stock that it acquires upon partial conversion of the secured convertible term note or partial exercise of the warrants and then receiving additional shares upon further conversion of the note or further exercise of the warrants. In this way, Laurus could sell more shares of our common stock than these contractual limits while never holding more than such limits. The issuance of such shares of common stock could result in significant ongoing dilution to all stockholders.

The principal and interest payable on the Laurus secured convertible term note is convertible into shares of our common stock, and under certain circumstances this conversion is mandated. The number of shares of our common stock that are issuable upon conversion of the note is equal to the aggregate amount of the principal, interest and fees then due and payable with respect to the note divided by the fixed conversion price then in effect. The fixed conversion price is subject to potential future adjustment, which would result in the note becoming convertible into a greater or lesser number of shares of our common stock.

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

As of March 31, 2006, there remain outstanding 814,998 shares of 7% Convertible Preferred Stock and 746,157 shares of Series B 7% Convertible Preferred Stock.

The agreements governing our outstanding secured convertible term note and secured non-convertible revolving note contain various covenants which may limit our ability to operate our business.

The agreements governing our outstanding secured convertible term note and secured non-convertible revolving note contain various provisions that limit our ability to, among other things: declare or pay dividends on our common stock, issue mandatorily redeemable preferred stock, redeem any preferred stock, effect certain mergers or other corporate transactions, materially alter or change the scope of our business, sell or lease assets, or create or incur additional indebtedness. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities, any of which could have a material adverse impact on our business. Also, upon our failure to comply with any of the covenants contained in the agreements governing the secured convertible term note and secured non-convertible revolving note, the holder thereof may accelerate the indebtedness outstanding thereunder, and we may not have sufficient funds available to make the required payments.

We do not intend to pay cash dividends.

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously disclosed.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As of May 15, 2006, we have accumulated dividend accrual on Series A Preferred Stock of approximately $236,000.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

On January 29, 2006 we entered into an employment separation agreement, between the Company and Dan McCray, our former Vice President of marketing to provide two months salary as severance in exchange for the liability release from the company.

On February 8, 2006 we entered into a restricted stock award agreement between the Company and Rick Segil, our Vice President of Marketing, to provide 30,000 shares of restricted stock which will vest 25% on February 8, 2007 and the remaining 75% of restricted shares will vest over twelve quarterly installments from February 8, 2007 through February 8, 2010.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.98*	Castle Creek Settlement Agreement.

10.98.1*	Form of letter agreement by which minority Series B holders joined the Castle Creek settlement in February 2006.

10.99.3	Modification of Engagement Agreement.(1)

10.99.4	Form of Common Stock Purchase Warrants.(1)

10.100*	Security Agreement between us and Laurus Master Fund, Ltd., dated April 25, 2006.

10.101*	Secured Non-Convertible Revolving Note in favor of Laurus Master Fund, Ltd., dated April 25, 2006.

10.102*	Common Stock Purchase Warrant to Purchase Shares of Common Stock in favor of Laurus Master Fund, Ltd., dated April 25, 2006.

10.103*	Reaffirmation and Ratification Agreement between us and Laurus Master Fund, Ltd., dated April 25, 2006.

10.104*	Postponement Agreement between us and Laurus Master Fund, Ltd., dated April 25, 2006.

10.105*	Registration Rights Agreement between us and Laurus Master Fund, Ltd., dated April 25, 2006.

10.106*	Overadvance Letter between us and Laurus Master Fund, Ltd., dated April 25, 2006.

10.107*#	Severance Agreement between us and Daniel McCrary, our former Vice President of Marketing, dated January 26, 2006.

10.108*#	Employment Agreement between us and Richard Segil, our Vice President of Marketing, dated February 8, 2006.

10.109*	Castle Creek Consent and Waiver.

10.110*	Form of minority Series B joinder letter (signed by all Series B stockholders).

31.1*	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a-14(a).

31.2*	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a-14(a).

32.1*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 / 18 U.S.C. Section 1350/ SEC Rule 13a-14(b).

32.2*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 / 18 U.S.C. Section 1350/ SEC Rule 13a-14(b).

*	Filed Herewith

#	Indicates management contract or compensatory plan or arrangement.

(1)	This exhibit was filed as part of, and is hereby incorporated by reference to, our Form S-3, filed with the Commission on April 28, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Path 1 Network Technologies Inc.

By:	/s/ Thomas L. Tullie
Thomas L. Tullie
President and Chief Executive Officer

Date: May 15, 2006

INDEX OF EXHIBITS

Exhibit Number	Description

10.98*	Castle Creek Settlement Agreement.

10.98.1*	Form of letter agreement by which minority Series B holders joined the Castle Creek settlement in February 2006.

10.99.3	Modification of Engagement Agreement.(1)

10.99.4	Form of Common Stock Purchase Warrants.(1)

10.100*	Security Agreement between us and Laurus Master Fund, Ltd., dated April 25, 2006.

10.101*	Secured Non-Convertible Revolving Note in favor of Laurus Master Fund, Ltd., dated April 25, 2006.

10.102*	Common Stock Purchase Warrant to Purchase Shares of Common Stock in favor of Laurus Master Fund, Ltd., dated April 25, 2006.

10.103*	Reaffirmation and Ratification Agreement between us and Laurus Master Fund, Ltd., dated April 25, 2006.

10.104*	Postponement Agreement between us and Laurus Master Fund, Ltd., dated April 25, 2006.

10.105*	Registration Rights Agreement between us and Laurus Master Fund, Ltd., dated April 25, 2006.

10.106*	Overadvance Letter between us and Laurus Master Fund, Ltd., dated April 25, 2006.

10.107*#	Severance Agreement between us and Daniel McCrary, our former Vice President of Marketing, dated January 26, 2006.

10.108*#	Employment Agreement between us and Richard Segil, our Vice President of Marketing, dated February 8, 2006.

10.109*	Castle Creek Consent and Waiver.

10.110*	Form of minority Series B joinder letter (signed by all Series B stockholders).

32.1*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 / 18 U.S.C. Section 1350/ SEC Rule 13a-14(b).

32.2*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 / 18 U.S.C. Section 1350/ SEC Rule 13a-14(b).

*	Filed Herewith

#	Indicates management contract or compensatory plan or arrangement.

(1)	This exhibit was filed as part of, and is hereby incorporated by reference to, our Form S-3, filed with the Commission on April 28, 2006.