Form 10-Q
period 2006-06-30
PATH 1 NETWORK TECHNOLOGIES INC
filed 2006-08-21
CIK 1059404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006.

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

As of August 14, 2006, 7,596,039 shares of the registrant’s common stock were outstanding.

PATH 1 NETWORK TECHNOLOGIES INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2006

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PATH 1 NETWORK TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$594	$1,636
Accounts receivable, net	702	346
Inventory	524	697
Other current assets	93	86

Total current assets	1,913	2,765

Property and equipment, net	134	244
Issuance costs for mandatorily-redeemable preferred stock and notes payable, net	862	764
Other assets	108	110

TOTAL ASSETS	$3,017	$3,883

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,549	$1,196
Accrued compensation and benefits	199	317
Deferred revenue	118	144
Capital lease obligations	1	3
Current portion of notes payable, net	2,107	727

Total current liabilities	3,974	2,387

Mandatorily-redeemable preferred stock, net	1,883	1,280
Note payable, net of debt discount	458	873

Total liabilities	6,315	4,540

SHAREHOLDERS’ DEFICIT
Common stock, $0.001 par value; 40,000,000 shares authorized; 7,596,039 and 7,410,754 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively; 2,777 shares held in treasury at June 30, 2006 and December 31, 2005	7	7
Additional paid-in capital	55,735	55,553
Deferred compensation	—	(1,048)
Accumulated deficit	(59,040)	(55,169)

Total shareholders’ deficit	(3,298)	(657)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$3,017	$3,883

The accompanying notes are an integral part of these consolidated financial statements.

Path 1 Network Technologies Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
REVENUES:
Product revenue	$760	$1,139	$1,265	$1,969
License revenue	4	—	16	—
Contract revenue	—	—	—	16
Royalty revenue	11	—	41	—
Services revenue	51	—	118	—
Other revenue	—	3	—	21

Total revenues	826	1,142	1,440	2,006

COST OF REVENUES:
Cost of product sales	320	507	672	773

Total cost of revenues	320	507	672	773

GROSS PROFIT	506	635	768	1,233

OPERATING EXPENSES:
Engineering research and development	521	1,180	1,040	2,120
Sales and marketing	710	764	1,508	1,572
General and administrative	565	1,057	941	1,403

Total operating expenses	1,796	3,001	3,489	5,095

LOSS FROM OPERATIONS	(1,290)	(2,366)	(2,721)	(3,862)

Other income (expense)
Interest expense, net	(526)	(167)	(976)	(255)
Other income (expense)	32	(1)	5	(4)

Total other expense	(494)	(168)	(971)	(259)

LOSS BEFORE INCOME TAXES	(1,784)	(2,534)	(3,692)	(4,121)
Provision for income taxes	—	—	(1)	(1)

NET LOSS	(1,784)	(2,534)	(3,693)	(4,122)

Accumulated preferred dividends	(84)	(94)	(178)	(94)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,868)	$(2,628)	$3,871	$4,216

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.25)	$(0.38)	$(0.52)	$(0.61)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and Diluted	7,540	6,898	7,489	6,891

The accompanying notes are an integral part of these consolidated financial statements.

Path 1 Network Technologies Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the six months ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,697)	$(4,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	95	121
Amortization of debt discount and accretion of preferred stock discount	992	263
Bad debt expense	3	(62)
Stock-based compensation expense	303	892
Changes in assets and liabilities:
Accounts receivable	(359)	(113)
Inventory	173	229
Other current assets	(7)	230
Other assets	(20)	(525)
Accounts payable and accrued liabilities	343	(216)
Accrued compensation and benefits	(118)	(47)
Deferred revenue	(26)	(152)

Net cash used in operating activities	(2,318)	(3,502)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development - internal use tools	—	(112)
Purchase of property & equipment	—	(57)

Net cash used in investing activities	—	(169)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on notes and capital lease obligations	(283)	(10)
Proceeds from exercise of options	—	221
Borrowing on revolving line of credit	1,600	—
Payment of debt issuance costs	(41)	—
Issuance of preferred stock	—	5,383

Net cash provided by financing activities	1,276	5,594

Net increase (decrease) in cash and cash equivalents	(1,042)	1,923
Cash and cash equivalents, beginning of period	1,636	929

Cash and cash equivalents, end of period	$594	$2,852

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$90	$3

Income taxes paid	$1	$1

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of notes and accrued interest to common stock	$—	$102

Capitalization of debt issuance costs and relative fair value of debt discount	$701	$3,556

Conversion of preferred shares	$99	$—

Reclassification of unvested restricted shares per SFAS 123 (R)	$1,048	$—

Issuance of common stock for preferred stock quasi-dividend	$127	$—

Issuance of restricted stock to executives	$—	$85

Return of property and equipment	$37	$—

Dividends earned	$174	$94

The accompanying notes are an integral part of these consolidated financial statements.

Path 1 Network Technologies Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Path 1 Network Technologies (“Path 1,” “we,” or the “Company”) prepared the accompanying unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Such rules and regulations allow us to condense and omit certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. We believe these condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) that are necessary for a fair presentation of our consolidated financial position and results of operations for the periods presented. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the year.

The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in our fiscal 2005 Form 10-K. The interim consolidated financial information contained in this filing is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2006.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of Path 1 and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

Management Estimates and Assumptions

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include revenue recognition estimates, the viability of recognizing deferred income tax assets, capitalized software costs and the valuation of equity instruments, and the allowance for doubtful accounts. Significant changes in these estimates may have a material impact on the financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market funds, and other highly liquid investments with maturities of three months or less when purchased.

Fair Value of Financial Instruments

The carrying value of cash, cash equivalents, inventory, accounts payable, and accrued liabilities approximates their fair value due to their short maturities.

Concentrations

Substantially all of our cash and cash equivalents are maintained with one major financial institution in the United States. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

We perform ongoing credit evaluations of our customers’ financial conditions and would limit the amount of credit extended if deemed necessary but usually we have required no collateral. The Company has not experienced significant credit losses on its customer accounts. Time Warner Cable, Controlware Inc. and WilTel Communications, LLC accounted for 36%, 22% and 17%, respectively, of total trade receivables as of December 31, 2005 as compared to Level 3 and Time Warner Cable, which accounted for 50% and 34%, respectively, of our trade receivables as of June 30, 2006.

A small number of customers have typically accounted for a large percentage of the Company’s annual revenues. Time Warner Cable, Level 3 and Frontiers Co. Ltd. accounted for 31%, 24% and 12%, respectively, of revenue for the six months ended June 30, 2006 while WilTel Communications, LLC, DirecTv and Frontiers Co. Ltd. accounted for 34%, 19% and 13%, respectively, of revenue for the six months ended June 30, 2005. The Company’s reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis.

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

Beneficial Conversion Feature

The convertible features of convertible notes provide for a rate of conversion that is below market value (see Note 7). Such feature is normally characterized as a “beneficial conversion feature” (“BCF”). Pursuant to EITF No. 98-5 “Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” and EITF No. 00-27, “Application of EITF Issue No. 98-5 To Certain Convertible Instruments,” the relative fair values of the BCFs have been recorded as a discount from the face amount of the respective debt instrument. The Company is amortizing the discount using the effective interest method through maturity of such instruments.

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

Royalty Revenue

In December 2001, the Company entered into a Technology License Agreement with Visionary Solutions, Inc. in which Visionary Solutions Inc. was granted access to Path 1 DotCAM ® Technology in exchange for royalties in an amount equal to 6% of the unit cost of the license products sold. The Company recorded $41,000 in royalty revenue for the six months ended June 30, 2006.

Allowances for Doubtful Accounts, Returns and Discounts

The Company performs credit evaluations of its customers, and historically has not required collateral or deposits. Typically, the Company offers 30 day credit terms to customers based on a satisfactory credit evaluation. The Company establishes allowances for doubtful accounts based upon current economic trends, contractual terms and conditions and historical customer payment practices, as well as for known or expected events. As of June 30, 2006 the Company the allowance for doubtful accounts amounted to approximately $15,000.

Indemnification Arrangements and Guarantees

In connection with Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, the following disclosures are made with respect to the Company’s product warranties.

The Company provides a limited warranty for its products. A provision for the estimated warranty cost is recorded at the time revenue is recognized. The amount of liability to be recorded is based on management’s best estimate of future warranty costs expected to be incurred for its products still under warranty at the time of measurement. This estimate is derived from analyzing trends in product failure rates and trends in actual product repair costs incurred. The Company’s standard product warranty extends one year from date of sale; however, the Company may warrant products for periods greater than one year under certain circumstances. The following table summarizes the activity in the liability accrual related to product warranty during the six months ended June 30, 2006:

(in thousands) June 30, 2006
(Unaudited)
Warranty reserve beginning balance at December 31, 2005	$10
Warranty expense accrued during the period	—
Actual warranty costs incurred during the period	—

Warranty reserve ending balance	$10

The Company also undertakes indemnification obligations in the ordinary course of business related to its products, the licensing of its software, facility lease, and the issuance of securities. Under these arrangements, the Company may indemnify other parties such as business partners, customers, lessors, and underwriters, for certain losses suffered, claims of intellectual property infringement, claims arising from use of facility, negligence and intentional acts in the performance of services, and violations of laws including certain violations of securities laws. The Company’s obligation to provide such indemnification in such circumstances would arise if, for example, a third party sued a customer for intellectual property infringement and the Company agreed to indemnify the customer against such claims. The Company is unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to its indemnification obligations. Some of the factors that would affect this assessment include, but are not limited to, the nature of the claim asserted, the relative merits of the claim, the financial ability of the parties, the nature and amount of damages claimed, insurance coverage that the Company may have to cover such claims, and the willingness of the parties to reach settlement, if any. Because of the uncertainty surrounding these circumstances, the Company’s indemnification obligations could range from immaterial to having a material adverse impact on its consolidated financial position and its ability to continue in the ordinary course of business.

Research and Development Expenses

Research and development expenditures are charged to expense as incurred. The Company expenses amounts paid to obtain patents or acquire licenses, as the ultimate recoverability of the amounts paid is uncertain.

Software Development Costs

The Company has capitalized certain of its software development costs in conformity with AICPA SOP 98-1 (“SOP 98-1”), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires capitalization of costs once certain criteria are met; costs to be capitalized are limited to: employee wages and related costs to the extent of direct effort in the development; external direct material and services consumed; and interest expense incurred.

At June 30, 2006, the Company had capitalized a portion of its software engineering and test engineering costs incurred during prior years for the development of software tools for internal use. These tools comprise various new elements and improvements to existing elements of the Company’s Automated Test Program (ATP) that is used to test the Company’s current suite of products and product software code currently under development. The costs capitalized consisted primarily of the salaries and employee benefits of the Company’s personnel directly involved in the development efforts and direct costs associated with third parties hired to assist with the development.

Once internal use software tools are fully-developed and deployed, the Company amortizes the final capitalized amount over the remaining useful lives, currently estimated to be 30 months. Additionally, at each subsequent balance sheet date the asset is reviewed for impairment and, if impaired, is adjusted accordingly.

The following table summarizes the activity related to capitalized software development costs during the six months ended June 30, 2006:

(in thousands) June 30, 2006
(Unaudited)
Capitalized software assets:
Beginning balance	$123
Costs capitalized during the period	—

Ending balance	$123
Accumulated amortization of capitalized assets
Beginning balance	$(33)
Amortization expense recorded during the period	(22)

Ending balance	$(55)

Net capitalized software	$68

Stock-Based Compensation

In December 2004, the FASB issued revised Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”), “Share-Based Payment.” On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the effective dates for SFAS 123(R). In accordance with the new rule, the accounting provisions of SFAS 123(R) became effective for us beginning in the quarter ended March 31, 2006.

We adopted the provisions of SFAS 123(R) on January 1, 2006, the first day of our fiscal 2006. Accordingly, compensation expense for all share-based awards to employees is measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). We have no awards with market or performance conditions. Excess tax benefits, as defined by SFAS 123(R), will be recognized as an addition to additional paid-in capital. Effective January 1, 2006 and for all periods subsequent to that date, SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). An entity may make a one-time election to adopt the transition method described in this guidance. An entity may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this guidance, which was November 11, 2005. We are in the process of determining whether to adopt the alternative transition method provided in FSP 123(R)-3 for calculating the tax effects of share-based compensation pursuant to SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Our consolidated financial statements as of and for the quarter ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods were not restated to reflect, and do not include, the impact of SFAS 123(R).

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our consolidated statements of operations for the first and second quarters of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with SFAS 123(R). For share awards granted in fiscal 2006, expenses are amortized under the straight-line attribution method. For share awards granted prior to fiscal 2006, expenses are amortized under the straight-line single option method prescribed by SFAS 123. As share-based compensation expense recognized in the consolidated statements of operations for the first and second quarters of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 20% for both officers and directors and 20% for employees in the first quarter and second quarter of fiscal 2006 based on our historical experience. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures at the same rate as in fiscal 2006, which is 20%.

Total estimated share-based compensation expense, related to all of our share-based awards, recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was comprised of the following:

	(in thousands except per share data)
	Three months ended June 30, 2006	Six months ended June 30, 2006
Cost of revenues	$1	$1
Engineering research and development	17	56
Sales and marketing	28	109
General and administrative	68	137

Share-based compensation expense before taxes	114	303
Related income tax benefits	—	—
Share-based compensation expense	$114	$303

Shares used to compute basic and diluted net loss per share	7,540	7,489
Net share-based compensation expense per basic and diluted common share	$(0.02)	$(0.04)

Share-based compensation expense recognized under SFAS 123(R) included $61,000 and $132,000 from stock options and $53,000 and $171,000 from restricted stock awards for the three and six months ended June 30, 2006, respectively. As of June 30, 2006, $332,000 of total unrecognized compensation costs related to non-vested stock options and $432,000 related to non-vested restricted stock awards is expected to be recognized over a weighted average period of 1.75 years and 2.73 years, respectively.

Since we have a net operating loss carryforward as of June 30, 2006, no excess tax benefits for the tax deductions related to share-based awards were recognized in the consolidated statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the three and six months ended June 30, 2006 which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. Share-based compensation expense of nil and $892,000 was recognized during the first and second quarters of 2005.

We maintain three equity compensation plans: (i) the 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”), pursuant to which we may issue an aggregate of 710,000 options and shares of common stock to employees, officers, directors, consultants and advisors, (ii) the 2001 Employee Stock Purchase Plan (the “Purchase Plan”), pursuant to which our employees are provided the opportunity to purchase our stock through payroll deductions, and (iii) the 2004 Equity Incentive Plan (the “2004 Plan”), pursuant to which we may issue a total of 900,000 options and shares of common stock to employees, officers, directors, consultants and advisors. As of June 30, 2006, 475,000 shares of stock had been granted directly to current and former executives of the Company and there were options outstanding to purchase 53,905 shares of common stock under our 2000 Plan; 596,095 shares of common stock remained available for issuance under the 2000 Plan. A maximum of 41,667 shares of common stock have been authorized for issuance under the Purchase Plan. As of June 30, 2006, 318,000 shares of stock had been granted directly to current and former executives of the Company and there were options outstanding to purchase 288,249 shares of common stock; 343,751 shares of common stock remained available for issuance under the 2004 Plan.

In addition, as of June 30, 2006, there were 115,000 shares of common stock subject to outstanding options granted other than under the 2004 Plan, the 2000 Plan or the Purchase Plan. These options were granted as inducement stock options to Thomas Tullie, our CEO, in 2005.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model (“Black-Scholes model”) that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of our common stock and other factors. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Assumptions used in the Black-Scholes model for the three and six month periods ended June 30, 2006 were as follows:

Expected volatility	80%
Weighted-average volatility	80%
Average expected term in years	5.0 - 5.9
Risk-free interest rate (zero coupon U.S. Treasury Note)	3.55% - 4.55%
Expected dividend yield	—

A summary of option activity under the Plans as of June 30, 2006 and changes since December 31, 2005 are presented below:

	Number shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2005	431,466	$5.52
Granted	105,000	$2.70
Exercised	—	$—
Forfeited or expired	(49,312)	$5.97

Outstanding at March 31, 2006	487,154	$4.99	8.22	$—
Granted	—
Exercised	—	$—
Forfeited or expired	(145,000)	$3.03

Outstanding at June 30, 2006	342,154	$5.65	7.57	$—

Exercisable at June 30, 2006	199,136	$6.69	6.35	$—

There were no options granted or exercised during the quarter ended June 30, 2006.

A summary of the status of our non-vested stock options as of June 30, 2006 and changes since December 31, 2005 are presented below:

	Number shares	Weighted average grant- date fair value per share
Nonvested at December 31, 2005	243,295	$2.36
Granted	105,000	$2.70
Vested	(67,377)	$2.30

Nonvested at March 31, 2006	280,918	$2.21
Granted	—	$—
Forfeited	(120,001)	$3.03
Vested	(17,900)	$2.30

Nonvested at June 30, 2006	143,017	$2.29

Share-based compensation expense recognized under SFAS 123(R) from stock options was $61,000 for the quarter ended June 30, 2006 as compared to $71,000 for the quarter ended March 31, 2006. As of June 30, 2006, there was $332,000 of total unrecognized compensation cost, related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.75 years. The total fair value of stock options vested during the quarter ended June 30, 2006 was approximately $40,000.

Restricted stock awards.

Restricted stock awards are grants that entitle the holder to acquire shares of restricted common stock at a fixed price, which is typically nominal. The shares of restricted stock cannot be sold, pledged, or otherwise disposed of until the award vests. A summary of our outstanding restricted stock awards as of June 30, 2006 and changes since December 31, 2005 are presented below:

	Number shares	Weighted average grant- date fair value per share
Nonvested at December 31, 2005	364,250	$2.88
Vested	30,000	$2.80
Granted	(16,250)	$4.02
Forfeited	(10,000)	$4.24

Nonvested at March 31, 2006	368,000	$2.78
Vested	—	$—
Granted	—	$—
Forfeited	(40,000)	$2.80

Nonvested at June 30, 2006	328,000	$2.78

Share-based compensation expense recognized under SFAS 123(R) from restricted stock awards was $53,000 and $171,000, respectively, for the three and six months ended June 30, 2006. As of June 30, 2006, the total unrecognized compensation cost related to unvested shares was $432,436, which is expected to be recognized over a weighted-average period of 2.73 years.

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2006.

Through fiscal 2005, the Company accounted for equity instruments issued to non-employees using the fair value method in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation—Transition and Disclosure. This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company makes the following required disclosure under SFAS 148. The table below provides, on a pro forma basis, the effect employee stock-based compensation would have had on the Company’s operating results had the Company used the fair value method of accounting for stock-based compensation arrangements in conformity with SFAS 123 for the three and six months ended June 30, 2005:

	(in thousands except per share data)
	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income (loss) attributable to common stock
As reported	$(2,628)	$(4,216)
Deduct:
Stock-based employee compensation expense determined under the fair value method	(79)	(143)

Pro forma	$(2,707)	$(4,359)

Basic and diluted net loss per share
As reported	$(0.38)	$(0.61)

Pro forma	$(0.39)	$(0.63)

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. From January 30, 1998 through June 30, 2006, our accumulated deficit totaled $59 million. We have not yet achieved profitability, and remain a very risky enterprise. We have taken steps to reduce expenses to help manage our cash. At June 30, 2006, we had negative working capital of $2,061,000 and cash and cash equivalents of $594,000.

On April 25, 2006, the Company completed a $1.0 million non-convertible revolving note financing with Laurus Master Fund, Ltd. (“Laurus”) of which the Company drew down $916,000. As part of this agreement Laurus granted a loan to the Company of $600,000 in the form of an advance in excess of the formula amount of the revolving note which is to be repaid by October 31, 2006. In addition, Laurus granted us a principal payment holiday for the months of April through August 2006. Given our projected cash burn rate, we will be required to raise additional capital in the very near term. We are currently pursuing efforts to raise additional capital. We cannot ensure that financing would be available to us on acceptable terms, if at all. We may not be able to successfully find any financing or other strategic opportunities. Our inability to raise capital when needed would seriously harm our business. In addition, additional equity may dilute our stockholders’ interest, and debt financing, if available, may involve restrictive covenants and could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on debt. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The following efforts are currently in process to address this uncertainty:

•	The Company is in the process of reviewing all options in regard to quickly raising additional sources of capital, including but not limited to incurring new debt and the sale of equity and assets.

•	The Company has recently completed a revolving line of credit which continues to provide additional sources of working capital in the short term.

•	The Company has undertaken efforts to reduce discretionary costs and focus on selling existing products and services.

NOTE 4 – ACCOUNTS RECEIVABLE, NET

Accounts receivable as of June 30, 2006 and December 31, 2005 consist of the following:

	(in thousands)
	June 30, 2006	December 31, 2005
	(Unaudited)
Receivables, net:
Receivables	$717	$358
Less: allowance for doubtful accounts	(15)	(12)

	$702	$346

NOTE 5 – INVENTORY

Inventory as of June 30, 2006 and December 31, 2005 consist of the following:

	(in thousands)
	June 30, 2006	December 31, 2005
	(Unaudited)
Inventory:
Raw material	$291	$399
Finished goods	233	298

	$524	$697

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2006 and December 31, 2005 consist of the following:

	(in thousands)
	June 30, 2006	December 31, 2005
	(Unaudited)
Property and equipment, net:
Computer equipment	$574	$568
Test equipment	727	769
Furniture and fixtures	150	151

	1,451	1,488
Less: accumulated depreciation	(1,317)	(1,244)

	$134	$244

NOTE 7 – NOTES PAYABLE

On April 25, 2006, we entered into a Security Agreement contemplating, and then immediately closed, a revolving line of credit (RLOC) financing transaction with Laurus Master Fund, Ltd. (Laurus), pursuant to which we issued Laurus a secured non-convertible revolving note in the principal amount of up to $1 million, which matures in 24 months, has a variable interest rate of 200 basis points above prime, and requires monthly payments of accrued interest beginning May 1, 2006. In the transaction, we also issued to Laurus a seven-year Common Stock Purchase Warrant for the purchase of 662,251 shares of Common Stock, with an exercise price of $1.51 per share. The RLOC is secured by all our assets pursuant to a previous Master Security Agreement. We have the ability to draw down advances under the revolving line of credit subject to limits primarily based upon our accounts receivable and inventory. We immediately requested and received a $916,000 advance. As part of this agreement Laurus granted a loan to the Company of $600,000 in the form of an advance in excess of the formula amount of the revolving note which is to be repaid by October 31, 2006. We agreed to and did register for resale under the Securities Act of 1933 any shares of Common Stock that may in the future be issued by us to Laurus or Laurus’ assignees upon exercise of the Warrant. In connection with this transaction, we recorded the relative fair value of $501,000 related to the warrants to purchase common stock. The discount was recorded as additional paid-in capital, and reflected as a debt discount to be amortized over two years beginning in May 2006.

During the three months ended June 30, 2006, we drew down an additional amount of approximately $684,000 from the RLOC and paid back approximately $220,000 from our cash receipts. The Company recorded non-cash interest expense of approximately $61,000 for the three months ended June 30, 2006 pertaining to the amortization of the discount for the warrants and $3,500 of amortization expense of debt issuance costs for the same period. The Company paid $41,000 in fees related to the issuance of the RLOC and is amortizing these fees over the term of the RLOC.

On December 6, 2005, the Company completed a $2.1 million financing with Laurus. The financing consisted of a $2.1 million Secured Convertible Term Note which has a three-year term and bears interest at a rate equal to prime plus 250 basis points per annum, payable monthly beginning 90 days after closing of the financing in (depending upon the circumstances) registered for resale stock or cash. The monthly payment includes principal of $60,606 plus accrued interest commencing on March 1, 2006 with the last payment due on November 1, 2008. On April 25, 2006, Laurus granted us a principal payment holiday for the months of April to August 2006. The Note is convertible into shares of the Company’s common stock at $2.6316 per share, subject to antidilution adjustments. In connection with the financing, Laurus was also issued a seven-year Warrant to purchase up to 181,362 shares of the Company’s common stock at an exercise price of $2.89 per share. In connection with the financing, the Company paid approximately $156,000 in legal costs and transaction fees which were deducted directly from the proceeds. These fees were capitalized as debt issuance costs and will be amortized over the life of the note. Net cash received from the financing was approximately $1.9 million. In connection with this transaction, we recorded a liability equal to the cumulative principal amount net of a $514,000 discount resulting in a net liability totaling approximately $1,586,000. The discount results from an effective beneficial conversion feature, and detachable warrants to purchase common stock with fair values of $244,000 and $269,000, respectively for the discount of the embedded conversion feature. The discount was recorded as additional paid-in capital, and reflected as debt discount to be amortized over three years beginning in December 2005.

During the three and six months ended June 30, 2006, the Company paid approximately nil and $61,000 of principal, and nil and $51,000 of interest to Laurus, respectively. The Company recorded non-cash interest expense for the three and six months ended June 30, 2006 of approximately $20,000 and $40,000, respectively, for the discount of the effective beneficial conversion feature. In addition, the Company recorded non-cash interest expense for the three and six months ended June 30, 2006 of approximately $23,000 and $46,000, respectively for the discount for the related warrants.

The carrying value of the notes payable as of June 30, 2006 is as follows:

	(in thousands)
	June 30, 2006	December 31, 2005
	(Unaudited)
Laurus notes payable	3,700	2,100
Principal payment of Laurus notes payable	(281)	—
Unamortized discount related to warrants	(657)	(263)
Unamortized discount related to beneficial conversion feature	(197)	(237)

Carrying value of convertible notes payable, net of discount	$2,565	$1,600

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

The Series A Preferred Stock accrues dividends at the rate of $0.2275 per share per year, and dividends are cumulative. The preferred stock shall be automatically redeemed on January 27, 2009 for $3.25 per share plus accumulated but unpaid dividends. The Company has the right to redeem the preferred stock earlier upon certain conditions. As of June 30, 2006, the liquidation preference for the Series A Preferred Stock was $2.6 million.

The financing was led by investor Gryphon Master Fund, L.P. The Company paid Gryphon Master Fund, L.P. a fee of $30,000 to cover its expenses incurred in connection with this financing.

Series B Convertible Preferred Stock

On June 1, 2005, pursuant to a Securities Purchase Agreement dated April 26, 2005, the Company sold to accredited investors led by Castle Creek Technology Partners LLC (“Castle Creek”), for $2,575,000, a total of 792,306 shares of Series B 7% Convertible Preferred Stock (“Series B Preferred Stock”) and five-year warrants to purchase up to a total of 396,155 shares of the Company’s Common Stock. The purchase price for each combination of one share and 0.5 warrants was $3.25 and the warrants carry an exercise price of $3.25 per share.

The Company paid Castle Creek Partners LLC fees totaling $25,000 to cover its expenses.

The Series B Preferred Stock accrues dividends at the rate of $0.2275 per share per year, and dividends are cumulative. The Series B Preferred Stock was initially convertible at the option of the holder into shares of Common Stock at a conversion price of $3.25 per share, subject to specified anti-dilution adjustments. The liquidation value per share in the case of voluntary or involuntary liquidation is $3.25, plus an amount equal to the cash value of dividends accrued but unpaid whether or not declared. The preferred stock shall be automatically redeemed on January 27, 2009 for $3.25 per share plus accumulated but unpaid dividends. The Company has the right to redeem the preferred stock earlier upon certain conditions. As of June 30, 2006, the liquidation preference for the Series B Preferred Stock was $2.4 million.

During 2005, the conversion price of the Series B Preferred Stock was reduced to $3.17424, subject to any future weighted average antidilution provisions. This reduced conversion price was established by a one-time Special Re-Set, calculated by a formula based on Current Market Price at the time of the June 1, 2005 Closing. This also had the effect of reducing the conversion prices of the Series A Preferred Stock to $3.17424 as of June 1, 2005. Also, by private agreements, the exercise price of the 432,115 Series A Warrants was specially reduced from $4.20 to $3.25 upon consummation of the Series B Preferred Stock financing.

In connection with the sales of Series A Preferred Stock and Series B Preferred Stock, the Company paid cash fees of approximately $380,000 and approximately 84,000 common stock warrants to the Company’s placement agent or the placement agent’s designees.

The settlement with Castle Creek Partners LLC, described under the “Lawsuits Related to Laurus Note Payable” subheading below, provided certain benefits to the holders of the Series B Preferred Stock.

In connection with the $2.1 million financing with Laurus, we agreed to a Consent and Waiver agreement dated February 10, 2006 with Castle Creek, acting as the holder of a majority of our Series B 7% Convertible Preferred Stock. In consideration of the consent (under an allegedly applicable protective provision veto right) and waiver (of a preemptive participation right) given by Castle Creek, we agreed to provisions which have the economic effect of reducing the conversion price of Castle Creek’s Series B 7% Convertible Preferred Stock to $2.6316 per share. We believe consent was not in fact required. In the Consent and Waiver agreement, we also agreed to offer to each of the respective minority holders of the Series B 7% Convertible Preferred Stock the same benefits and the same burdens of the Consent and Waiver agreement, as if such minority holder was “Castle Creek” for such purposes. Each of the minority holders accepted this offer.

Lawsuits/Settlements

On February 10, 2006, the Company entered into a Settlement Agreement with regard to a lawsuit brought against us in January 2006 by Castle Creek, which holds a majority of our Series B Preferred Stock. The Castle Creek lawsuit was based primarily on a claim that consent of a majority of the Series B Preferred Stock had been required in connection with our December 2005 issuance of a $2,100,000 secured convertible note and related warrants to Laurus, but that such consent had not been obtained. We believe consent was not required. In the Settlement Agreement, Castle Creek, acting as the holder of a majority of the Series B Preferred Stock, provided such consent.

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

On March 16, 2006, the Company entered into a Modification of Engagement Agreement with regard to a lawsuit brought against us in February 2006 by Silverwood Partners, LLC (“Silverwood”), who was previously engaged as the Company’s investment banker. The Silverwood lawsuit was based primarily on a claim that fees of approximately $150,000 plus warrants were owed to Silverwood in connection with our December 2005 issuance of a $2,100,000 secured convertible note and related warrants to Laurus, but that such fees were not paid. The Company recorded a reserve of $150,000 at December 31, 2005, as a contingency related to this claim.

Under the Modification of Engagement Agreement, in exchange for Silverwood amending its engagement letter agreement with the Company to, among other things, lower the fees Silverwood would receive with regard to certain possible future transactions, the Company agreed to issue to Silverwood $80,000 of Path 1 common stock at 75% of the closing sale price on the second day before the date on which the Company, knowing that the SEC is prepared to declare effective a resale registration statement covering such shares, requests the SEC to thereafter declare the registration statement effective. Accordingly, we issued 78,432 shares to Silverwood in May 2006. In addition, we agreed to issue to Silverwood, 31,920 Path 1 common stock warrants with an initial exercise price of $2.6316 per share, expiring December 6, 2013.

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

In connection with the RLOC, we agreed to a Consent and Waiver agreement dated April 22, 2006 with Castle Creek, acting as the holder of a majority of our Series B 7% Convertible Preferred Stock. In consideration of the consent (under an allegedly applicable protective provision veto right) and waiver (of a preemptive participation right) given by Castle Creek, we agreed to provisions which have the economic effect of reducing the conversion price of Castle Creek’s Series B 7% Convertible Preferred Stock to $1.51 per share. We believe consent was not in fact required. In the Consent and Waiver agreement, we also agreed to offer to each of the respective minority holders of the Series B 7% Convertible Preferred Stock the same benefits and the same burdens of the Consent and Waiver agreement, as if such minority holder was “Castle Creek” for such purposes. Each of the minority holders accepted this offer.

Mandatorily-redeemable convertible preferred shares

In connection with the sale of the Series A Preferred Stock and Series B Preferred Stock, which are required to be redeemed by the Company if not converted into the Company’s common stock, and the issuance of the warrants as part of the financing transaction, the Company has recorded a long-term liability under Statement of Financial Accounting Standards No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 requires that mandatorily-redeemable stock be characterized as a liability and that all payments to, or accruals for the benefit of, the holders of the stock that are not a return of principal be treated as interest expense.

The following table shows the carrying value of the long-term liability related to the Company’s convertible preferred shares:

	(in thousands)
	June 30, 2006	December 31, 2006
	(Unaudited)
Amount payable for mandatorily-redeemable preferred shares	$5,025	$5,124
Unamortized discount related to warrants	(462)	(552)
Unamortized discount related to beneficial conversion feature	(2,680)	(3,292)

Carrying value of mandatorily-redeemable convertible preferred shares	$1,883	$1,280

The convertible preferred shares have a cumulative 7% dividend rate and are mandatorily-redeemable for cash if not converted at the holder’s sole discretion into the Company’s common stock by January 27, 2009. For the three and six months ended June 30, 2006, 15,000 and 30,380 shares of preferred stock were converted into common shares, respectively. As of June 30, 2006, there were 49,231 and 61,149 shares of Series A and Series B preferred stock converted into common shares, respectively. There were 814,998 Series A and 731,157 Series B preferred shares outstanding as of June 30, 2006.

Total interest expense related to mandatorily-redeemable convertible preferred shares for the three and six months ended June 30, 2006 includes non-cash interest expense of approximately $45,000 and $90,000, respectively, pertaining to discounts of the related warrants. In addition, non-cash interest expense of approximately $306,000 and $611,000 was recorded pertaining to discount related to the beneficial conversion feature for the three and six months ended June 30, 2006, respectively. Amortization of issuance costs for mandatorily-redeemable preferred stock for the three and six months ended June 30, 2006, was approximately $35,000 and $69,000, respectively.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2006, the FASB issued FASB Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective for the Company beginning in the first quarter of 2007. The Company is evaluating the impact this statement will have on its consolidated financial statements.

NOTE 10 – COMPUTATION OF NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants (the proceeds of which are then presumed to have been used to repurchase outstanding stock using the treasury stock method) and the vesting of unvested restricted shares of common stock. In the loss periods, the common equivalent shares have been excluded from the computation of diluted net loss per share, because their effect would have been anti-dilutive. For the quarter ended June 30, 2006, options to purchase

670,154 shares of common stock and warrants to purchase 5,056,072 shares of common stock were excluded in the calculation of diluted earnings per share because of the anti-dilutive effect.

NOTE 11 – SHAREHOLDERS’ EQUITY

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

Common stock.

For the three and six months ended June 30, 2006, 15,000 and 30,380 shares of preferred stock were converted into common shares, respectively. During the three and six months ended June 30, 2006, a total of 15,000 and 30,380 shares of Series B preferred stock was converted into 32,705 and 52,640 shares of common stock, respectively. During the three and six months ended As of June 30, 2006, warrants to purchase 5,056,072 shares of common stock, at a weighted-average price per share of $4.46 remained outstanding, of which all are exercisable. 670,154 of restricted stock and stock options remained outstanding as of June 30, 2006; of these, 199,136 options were exercisable as of June 30, 2006.

NOTE 12 - REPORTABLE OPERATING SEGMENTS

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

Despite our two private placements and issuance of a convertible note payable the year ended December 31, 2005, in which we raised aggregate proceeds of approximately $5.4 million and $2.1 million, respectively, and despite receiving $1.3 million from a revolving line of credit of $1.0 million with an overadvance feature of $600,000, we had just $594,000 in cash remaining by the end of the second quarter of fiscal 2006 and we are pursuing additional sources of financing. We have serious liquidity issues as evidenced by our former Independent Registered Public Accounting Firm’s report on our financial statements in our Form 10-K filed on March 23, 2006 which included a “going concern” qualification. Given our projected cash burn rate, we will be required to raise additional capital in the very near term.

The performance for the quarter ended June 30, 2006 represents the third sequential quarter of increased revenue. Revenue for the three months ended June 30, 2006 increased 35% compared to the three months ended March 31, 2006, while revenue increased 18% and 29% for the previous sequential quarters ended March 31, 2006 and December 31, 2005. However, our revenue fell short from the previous year due to reduced sales of our long-haul gateway products compared to the pervious year.

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

Our cash position on June 30, 2006, was $594,000 and we had negative working capital of $2,061,000. Despite our two private placements and issuance of a convertible note payable during the year ended December 31, 2005, in which we raised aggregate proceeds of approximately $5.4 million and $2.1 million, respectively, and despite raising $916,000 in an April 2006 revolving line of credit financing, given our projected cash burn rate, we urgently need to raise additional capital to sustain our operations. From January 30, 1998 through June 30, 2006, we have an accumulated deficit totaling $59 million.

We have not yet achieved profitability, and we remain a very risky enterprise. We are trying to take steps to reduce expenses to help manage our cash.

The following efforts are currently in process to address this uncertainty:

•	The Company is in the process of reviewing all options in regard to quickly raising additional sources of capital, including but not limited to incurring new debt and the sale of equity and assets.

•	The Company has recently completed a revolving line of credit which continues to provide additional sources of working capital in the short term.

•	The Company has undertaken efforts to reduce discretionary costs and focus on selling existing products and services.

In April 2006 we successfully closed a bridge financing with Laurus Master Fund Ltd., in which we received a $1 million revolving line of credit which we utilized during the quarter. We are currently pursuing efforts to raise long term additional capital, and urgently need to do so by September 30, 2006. We cannot ensure that financing would be available to us on acceptable terms, if at all. We may not be able to successfully find any financing or other strategic opportunities for us. Our inability to raise capital when needed would seriously harm our business. In addition, additional equity may dramatically dilute our stockholders’ interest, and debt financing, if available, may involve restrictive covenants and could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on debt. If adequate funds are not available, we would need to curtail our operations significantly and might not be able to continue.

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

Explanations of net cash provided by or used in operating, investing and financing activities year-to-date as of June 30, 2006 and 2005 are provided below:

	Six months ended June 30, 2006	Six months ended June 30, 2005	Change Between Periods
Net cash (used in) operating activities	$(2,318)	$(3,502)	$1,184
Net cash provided by (used in) investing activities	—	(169)	169
Net cash provided by (used in) financing activities	1,276	5,594	(4,318)

Net increase (decrease) in cash and cash equivalents	$(1,042)	$1,923	$(2,965)

Operating Activities

The decrease in cash usage was due primarily to a larger portion of our net loss being composed of non-cash stock-based compensation charges of $303,000 per SFAS 123(R), and the non-cash amortization of debt discount and accretion of preferred stock discount expenses of $992,000.

Investing Activities

We had no investing activity in fiscal 2006, , compared to capitalized engineering costs of $99,000 and acquired engineering equipment of $37,000 for the same period in 2005.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2006 was $1,276,000 primarily due to net cash advances of $1,339,000, including a one-time $600,000 overadvance which is due on October 31, 2006, on the Laurus revolving line of credit during the second quarter of 2006 as compared to the cash provided by the financing activities of $5,594,000 for the same period ended June 30, 2005 which resulted primarily from the sale of convertible preferred stock.

At June 30, 2006, we had material commitments related to our obligations under our 2005 preferred stock financings which could require us to repurchase all our convertible preferred stock for at least $5.03 million in the first quarter of 2009. The Laurus term note matures in December 2008 and the Laurus revolving line of credit matures in April 2008. Our future capital requirements will depend on many factors, including the timing of research and product development efforts, the possible need to acquire new technology, the expansion of our sales and marketing efforts, and our expansion internationally. We expect to continue to expend significant amounts in all areas of our operations.

RESULTS OF OPERATIONS

Revenues

Revenues

(in thousands)

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2006	2005		2006	2005
Product Revenue	$760	$1,139	-33%	$1,265	$1,969	-36%
Percentage of total revenue	92%	100%		88%	98%
Service/Other Revenue	$66	$3	2100%	$175	$37	373%
Percentage of total revenue	8%	0%		12%	2%
Total Revenue	$826	$1,142	-28%	$1,440	$2,006	-28%

For the three months ended June 30, 2006, total revenues declined by $316,000 or 28%, to $826,000 from $1,142,000 during the three months ended June 30, 2005. Revenues from sales of products in the three months ended June 30, 2006, decreased $379,000, or 33% to $760,000 from $1,139,000 in the same period in 2005. The decrease is due primarily to a $373,000 reduction in sales of our broadcast long-haul equipment related to a large sale in the previous year to our distributor Frontiers Co. Ltd. This decrease was partially offset by an increase of $54,000 in sales of our cable equipment. The service and other revenue increased $63,000 to $66,000 during the three months ended June 30, 2006 from $3,000 during the same period in the prior year. The increase was attributable to $55,000 of higher service revenue and $11,000 of higher royalty revenue related to sales of our licensee’s products based on DotCAM ® technology.

For the six months ended June 30, 2006, total revenues declined by $566,000 or 28%, to $1,440,000 from $2,006,000 during the six months ended June 30, 2005. Revenues from sales of products in the six months ended June 30, 2006, decreased $704,000, or 36% to 1,265,000 from 1,969,000 for the same period in 2005. The decrease in product revenue is due primarily to reduced sales of long haul gateway products of $572,000. The service and other revenue increased by $138,000 from $37,000 during the six months ended June 30, 2005 to $175,000 during the same period ended June 30, 2006. The increase was comprised of a $118,000 in higher service revenue and $41,000 in higher royalty revenue related to sales of our licensee’s products based on DotCAM ® technology. These increases were offset by a decrease of $16,000 in contract revenue.

Despite the reduced revenue in the three and six months ended June 30, 2006, we believe that if we are successful in capitalizing on our sales opportunities, revenue will increase. Our revenues can fluctuate from quarter to quarter, based on timing of customer orders and mix of our product sales.

Cost of Revenues

Cost of Revenues

(in thousands)

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2006	2005		2006	2005
Cost of Revenue	$320	$507	-37%	$672	$773	-13%
Percentage of total revenue	39%	44%		47%	39%

Cost of revenues consists of personnel-related costs in providing support to customers, raw materials costs for the products, and warranty costs as well as an allocation of corporate expenses, such as corporate insurance, facilities, utilities and other.

Cost of revenues decreased by $187,000, or 37%, to $320,000 in the three months ended June 30, 2006 as compared to $507,000 in the three months ended June 30, 2005. The decrease in cost of revenue was due primarily to lower materials costs of $148,000 due to the decrease in total units sold and a reduction in personnel-related costs due to reassignment of headcount used in allocating overhead costs. The decrease in cost of revenues combined with the increase in product revenues resulted in an increase in gross profit percentage to 61% for the three months ended June 30, 2006 as compared to 56% for the same period ended in 2005.

Cost of revenues decreased by $101,000, or 13%, to $672,000 in the six months ended June 30, 2006 as compared to $773,000 in the six months ended June 30, 2005. The decrease was due primarily to $463,000 materials costs as compared to $547,000 for the same period of the prior year and the $15,000 in lower personnel related expenses due to the reassignment of headcount to research and development. The decrease in cost of revenues combined with the decrease in product revenues resulted in a decrease in gross profit percentage to 53% for the six months ended June 30, 2006 as compared to 61% for the same period ended in 2005.

We expect the cost of revenues will fluctuate in absolute dollars and as a percentage of total revenue as the related revenue fluctuates and mix of product sales varies.

Operating Expenses

Engineering, research and development

(in thousands)

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2006	2005		2006	2005
Engineering, research and development	$521	$1,180	-56%	$1,040	$2,120	-51%
Percentage of total revenue	63%	103%		72%	106%

Engineering, research and development expenses consist of salaries and benefits for engineers and cost of outside consultants as well as the allocation of corporate expenses, calculated on the basis of headcount, such as corporate insurance, facilities, utilities and other.

Engineering, research and development expenses decreased $659,000, or 56% from $1,180,000 to $521,000 for the three months ended June 30, 2006 as compared to the same period in 2005. The decrease was due primarily to the reduction of $423,000 in outside consulting and prototype development incurred in the prior year related to the new product development and the reduction of $114,000 in personnel and personnel related expenses due a reduction in headcount. In addition, the stock based compensation expense decreased by $98,000 due to a reduction in expenses related to direct stock grants to staff executives.

Engineering, research and development expense decreased $1,080,000, or 51%, from $2,120,000 to $1,040,000 for the six months ended June 30, 2006 as compared to the same period in 2005. The decrease is due primarily to the reduction of $801,000 in consulting expenses and prototype expenses associated with new product development and the reduction of $203,000 in personnel and personnel related expenses due a reduction in personnel. In addition, stock based compensation expense decreased by $59,000 due to expenses related to direct stock grants to staff executives.

Sales and marketing

(in thousands)

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2006	2005		2006	2005
Sales and marketing	$710	$764	-7%	$1,508	$1,572	-4%
Percentage of total revenue	86%	67%		105%	78%

Sales and marketing expenses consist of salaries, cost of benefits, sales commissions and other expenses related to the direct sales force, as well as allocation of overall corporate expenses, calculated on the basis of headcount, related to such items as corporate insurance, facilities, utilities, and other.

Sales and marketing expenses decreased $54,000, or 7%, to $710,000 from $764,000 for the three months ended June 30, 2006 as compared to the same period in 2005. The decrease was due primarily to the reduction in personnel-related costs of $82,000 and a reduced stock based compensation of $100,000 due to less expenses related to direct stock grants to staff executives. These decreases were partially offset by an increase in overhead costs due to reassignment of headcount used in the allocation of overhead.

Sales and marketing expenses decreased $64,000, or 4%, to $1,508,000 from $1,572,000 for the six months ended June 30, 2006 as compared to the same period in 2005. The decrease was due to the reduction of $190,000 in personnel related costs which were partially offset by an increase of $130,000 in overhead costs due to reassignment of headcount used in the allocation of overhead.

General and Administrative

(in thousands)

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2006	2005		2006	2005
General and administrative	$565	$1,057	-47%	$941	$1,403	-33%
Percentage of total revenue	68%	93%		65%	70%

General and administrative expenses consist primarily of personnel costs for finance, information technology, human resources and general management, as well as outside professional services and an overall allocation of corporate expenses, calculated on the basis of headcount, such as corporate insurance, facilities, utilities and other.

General and administrative expenses decreased $492,000, or 47%, to $565,000 from $1,057,000 for the three months ended June 30, 2006 as compared to the same period in 2005. The decrease is due primarily to the $581,000 reduction in stock compensation expenses due to lower expenses related to direct stock grants to staff executives. This decrease was partially offset by an increase in personnel related expenses of $42,000 and an increase in overhead costs of $48,000 related to the reassignment of headcount used in the allocation of overhead.

General and administrative expenses decreased $462,000, or 33%, to $941,000 from $1,403,000 for the six months ended June 30, 2006, as compared to the same period in 2005. The decrease is due primarily to the $513,000 decrease in stock compensation expenses due to lower expenses related to direct stock grants to staff executives. The decrease was partially offset by an increase in personnel related expenses of $20,000 and overhead costs of $22,000.

Interest Expense, net

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2006	2005		2006	2005
Net interest expense	$526	$167	215%	$976	$255	283%
Percentage of total revenue	64%	15%		68%	13%

Net interest expense consists primarily of interest obligations on our outstanding debt and equity instruments. Interest expense was $526,000 and $971,000 for the three and six months ended June 30, 2006, respectively, as compared to $167,000 and $255,000 for the comparable periods in 2005. The increase is due primarily to non-cash charges, characterized as “interest” for accounting purposes, related to the issuance of mandatorily-redeemable convertible preferred shares during the first six months of 2005 and related to the issuance of secured debt and warrants in December 2005 and April 2006. Our “Series A” Preferred Stock was issued during the first quarter of 2005 and our “Series B” Preferred Stock was issued in the second quarter of 2005. Thus we had a full six months of amortization in 2006. We paid actual cash interest of approximately $52,000 and $90,000 in the three and six months ended June 30, 2006, versus nil and $3,000 in the corresponding 2005 periods.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make a number of assumptions and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known.

We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

We believe that the application of our accounting policies for share-based compensation expense, revenue recognition, and research and development expenses, all of which are important to our financial position and results of operations, require significant judgments and estimates on the part of management.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our consolidated statement of operations for the first and second quarters of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with SFAS 123(R). For share awards granted in fiscal 2006, expenses are amortized under the straight-line attribution method. For share awards granted prior to fiscal 2006, expenses are amortized under the straight-line single option method prescribed by SFAS 123. As share-based compensation expense recognized in the consolidated statement of operations for the first and second quarters of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 20% for both officers and directors and 20% for employees in the first and second quarters of fiscal 2006 based on our historical experience. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures at the same rate as in fiscal 2006, which is 20%. For the six months ended June 30, 2006, we recorded $303,000 in stock-based compensation expense related to FAS123(R).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We would be exposed to changes in interest rates primarily from any marketable securities and investments in certain available-for-sale securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At June 30, 2006, we did not have any marketable securities or investments in available-for-sale securities, nor did we have any sales denominated in a currency other than the United States dollar. Our cash equivalents’ principal would not be materially changed by changes in interest rates, but our $2.1 million term loan and $1.0 million revolving line of credit from Laurus have a floating interest rate and we would have to pay more on interest on the outstanding balance if the interest rates hike again. An immediate increase of two percentage points in the prime interest rate would result in us having to pay additional interest of approximately $60,000 over the next 12 months under these two notes.

ITEM 4.	CONTROLS AND PROCEDURES

Tom Tullie, our chief executive officer, and Jeremy Ferrell, our interim chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 Rule 13a–15(e)), concluded that as of June 30, 2006, our disclosure controls and procedures were effective.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please see the disclosures in our Form 10-K regarding the ongoing lawsuit by Gryphon Master Fund, L.P. and GSSF Master Fund, LP, and the settled lawsuit which had been brought by Castle Creek. There have been no material developments in those matters since the filing of the Form 10-K.

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

Our cash position was approximately $594,000 at June 30, 2006 and approximately $500,000 as of August 5, 2006. Also, our current ratio of current assets to current liabilities has declined significantly, and we have been taking on secured debt. Despite our two private placements in 2005 (in which we raised aggregate proceeds of approximately $5.4 million), our secured convertible term note financing in December 2005 (in which we borrowed $2,100,000), and our revolving line of credit financing in April 2006 (in which we borrowed a net of $1.3 million ), given our projected monthly gross cash burn rate (without contribution from gross margin on sales of product and without litigation expenses) of approximately $350,000, we need to raise additional capital to sustain our operations. Without significant revenue or additional financing we will not be able to fund operations through the third quarter of 2006. Financing may not be available to us on acceptable terms, if at all. Our inability to raise capital when needed would destroy or severely harm our business. The report of Swenson Advisors LLP, which was then our auditors, on our 2005 financial statements includes a “going-concern” qualification, which means that our auditors expressed substantial doubt as to our ability to continue as a going concern. In addition, additional equity financing may dilute our stockholders’ interest massively, and additional debt financing, if available, may involve restrictive covenants and could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on debt. If adequate funds are not available, we might not be able to continue.

One of our possible alternatives in our pursuit of additional financing is becoming a private company.

It is likely that the possible outcome of our pursuit of additional financing options will be the privatization of the Company or the sale of the Company to a third party. In the event that the Company becomes a private entity, we no longer would be required to file Securities Exchange Act reports and various other corporate governance and disclosure requirements applicable to us and our insiders would become inapplicable; the effect of such privatization would be that our shares would become practically illiquid.

Possible winding down of operations if we do not secure sufficient financing.

If we do not secure sufficient financing in the very near future and if we do not improve dramatically our customer orders in the current quarter, the board of directors may consider winding down our operation as the best alternative to all constituencies to whom it owes a fiduciary duty.

Our stock has been delisted from the American Stock Exchange.

On June 8, 2006, we received notice from the American Stock Exchange (“AMEX”) of their intention to strike the common stock of Path 1 from listing and registration on AMEX due to our non-compliance with one of the AMEX’s continued listing standards, Section 1003(a)(iv) of the AMEX Company Guide, in that we have sustained losses which are so substantial in relation to our overall operations or our existing financial resources, or our financial condition has become so impaired that it appears questionable, in the opinion of AMEX, as to whether we will be able to continue operations and/or meet our obligations as they mature. The actual delisting occurred on June 23, 2006. We have begun to seek to list our stock on the OTC Bulletin Board or, failing that, a lower-tier over-the-counter quotation service. Our stock is subject to the SEC’s “penny stock” rules, which would affect the practices of stockbrokers seeking orders for our stock and which would have a negative effect on our stock price. Currently our stock is trading on the “Pink Sheets” and the liquidity of our securities is accordingly reduced.

Our auditors’ opinion states that the operating losses and our potential inability to raise additional sources of capital raise substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm at the time, Swenson Advisors, LLP, included a going concern qualification in its audit opinion on our consolidated financial statements for the fiscal year ended December 31, 2005 included in our Annual Report on Form 10-K as a result of our continued operating losses during fiscal 2005 and our potential inability to raise additional sources of capital. The “going concern” opinion and additional financial disclosures in reports such as this Form 10-Q, may cause concern to one or more of our constituencies of employees, shareholders, debt holders, customers, vendors, or trade creditors. If any customer’s, vendor’s or trade creditor’s concern changes their business relations with us by stopping work, ceasing sales, requiring sales on cash terms or other changes, these changes may materially adversely affect our cash flows and results of operations.

Our window of opportunity may be shrinking.

It is difficult for companies like us, with small mass and limited resources, to compete in the video transport equipment industry against larger businesses. Our disadvantages have been heightened by our recent failures of execution in many aspects of our business including failures to close large product sales and strategic alliances, failure to focus our research and development on timely introduction of a series of attractive new products, and failure to raise enough new capital from investors to ensure our future; in addition, Claude Gibson, a clerk in our finance department, embezzled approximately $245,000 from us, primarily in the first half of 2005. After the completion of an internal investigation relating to the embezzlement, we instituted stronger controls and procedures and we recommitted to compliance with previously existing procedures, but we do not believe that the embezzlement constituted evidence of a material weakness in our internal controls over financial reporting. We filed suit against this former employee, an employment agency from which we hired this former employee, and our bank, to recover the amount which was embezzled. We settled our lawsuit with the bank and the former employee and the employment agency.

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

We have incurred operating losses since our inception in January 1998. As of June 30, 2006, our accumulated deficit was approximately $59.0 million. We have never been profitable. We expect to continue to incur significant operating, sales, marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.

Changes in senior management may result in difficulties.

John Zavoli, our former CEO, President, Chief Financial Officer and General Counsel, and David Carnevale, our former Vice President of Corporate Development, separated from the Company in September 2005. Henry Sariowan, our former Vice President of Strategic Technology Planning, separated from the Company in November 2005, and Daniel McCrary, our former Vice President of Marketing, separated from the Company in January 2006. In November 2005, we appointed Thomas Tullie as CEO and President, replacing directors Frederick Cary and Robert Packer who had served as interim co-principal executive officers while we searched for a new CEO. Also, in August 2005 we hired Jeremy Ferrell as Controller to replace David Houillion. Mr. Ferrell was promoted to Interim Chief Financial Officer in November 2005. We hired Richard Segil as Vice President of Marketing in February 2006. Jeffrey Hale and Richard Segil resigned as Vice President of Sales and Vice President of Marketing, respectively, in July 2006. Further changes in management may occur from time to time. Changes in senior management of small companies are inherently disruptive, and efforts to implement any new strategic or operating goals or methods may also prove to be disruptive.

An ongoing lawsuit with the holders of a majority of our “Series A” 7% Convertible Preferred Stock is costly and could result in substantial liabilities that would harm our business.

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

We believe our defenses to the claims in this lawsuit are meritorious, however, due to the inherent uncertainties of litigation, we could incur substantial liabilities if the plaintiffs were to prevail in any respect in connection with their claims. In addition, even if we were to prevail in all respects or reach a settlement on mutually agreeable terms, the costs and expenses of any defense and/or settlement and have been and could continue to be significant, and the litigation process could be time consuming and could divert our management and key personnel from our business operations. The occurrence of any of these events could result in substantial liabilities to us and harm our business.

A similar lawsuit had been filed against us in January 2006 by Castle Creek, which holds a majority of our Series B 7% Convertible Preferred Stock, alleging that the consent of a majority of the Series B 7% Convertible Preferred Stock was required in connection with such issuance. Although we believe such consent was not required and that we had meritorious defenses to Castle Creek’s claims, we settled this case on February 10, 2006 in order to avoid the uncertainties, risks, costs, expenses and diversion described above. We agreed to make payments, in stock and in cash, economically equivalent to accrued dividends on Castle Creek’s Series B 7% Convertible Preferred Stock, and we agreed to issue stock upon any Series B conversion by Castle Creek so such conversion would be economically equivalent to a conversion by Castle Creek at a $2.6316 conversion price. We also agreed to an offer of similar terms to all the other holders of Series B 7% Convertible Preferred Stock; we did so, and they all accepted the offer. On February 24, 2006, we paid the economic equivalent of accrued dividends to Castle Creek and all such other holders by issuing a total of 54,605 shares of our common stock to them. A total of $124,012 of accrued dividends was thereby relieved.

We have offered to settle the Gryphon/GSSF lawsuit on the same terms as were provided to Castle Creek. We have also offered optional extension of the proposed settlement’s benefits and burdens to each of the respective minority “Series A” holders. The plaintiffs have not accepted this offer as of the date of this prospectus, and the case is proceeding. If Gryphon/GSSF and, after them, the other respective minority “Series A” holders were to accept our offer of settlement on the same terms as provided to Castle Creek and the minority Series B holders (which, as of the date of this prospectus, they have not so accepted), we would expect to issue shares of our common stock from time to time, at market-based rates, as payment of the economic equivalent of accrued dividends.

In connection with the Laurus line of credit, we entered into a Consent and Waiver agreement dated April 22, 2006 with Castle Creek. In consideration of the consent and waiver given by Castle Creek, we agreed to provisions which have the economic effect of reducing the conversion price of Castle Creek’s Series B Preferred Stock from $2.6316 per share to $1.51 per share. In the Consent and Waiver agreement, we also agreed to offer each of the respective minority holders of the Series B Preferred Stock the same benefits and the same burdens of the Consent and Waiver agreement, as if such minority holder was “Castle Creek” for such purposes. We did so, and all of the minority holders accepted this offer.

The issuance of any shares of our common stock as the payment of the economic equivalent of accrued dividends to the holders of our Series B 7% Convertible Preferred Stock or “Series A” 7% Convertible Preferred Stock, or the issuance of any additional shares of our common stock upon conversion of shares of our preferred stock so as to reflect the economic equivalent of a conversion at a $2.6316 or $1.51 conversion price would, in each case, dilute other stockholders’ ownership in the Company, and the sale of such shares of common stock in the market could cause the market price of our common stock to decline as a result of the increased supply of shares. In addition, our commitment to make the settlement payments described above (in either stock or cash) could also significantly affect our ability to raise additional capital, as potential investors may increase the costs of any new financing in light of our obligation to make such settlement payments.

Following our secured convertible term note financing in December 2005, and our secured non-convertible revolving note financing in April 2006, we have a significant amount of debt outstanding and we may not be able to generate sufficient cash flow to meet our debt service obligations.

On April 25, 2006, we entered into a $1 million non-convertible secured revolving line of credit with Laurus. The revolving line of credit bears an annual interest rate equal to prime plus 200 basis points per annum, payable monthly in cash. In connection with the financing, we issued to Laurus a seven year warrant to purchase up to 662,251 shares of Path 1 common stock at an exercise price of $1.51 per share. Additionally, Laurus agreed to postpone five months of principal payments totaling $303,000 related to the $2.1 million convertible note issued in December 2005. Monthly principal payments will resume in September 2006. This revolving line of credit is secured by all our assets pursuant to a Security Agreement dated April 25, 2006. We have the ability to draw down advances under the revolving line of credit subject to limits based on our accounts receivable balances and inventory levels.

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

If we cannot meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing such notes, which would allow the holder of such notes to declare all borrowings outstanding thereunder to be immediately due and payable. If any of the indebtedness under the notes is thereby accelerated, we may not have sufficient funds available to make the required payments that are due thereunder.

The Laurus secured convertible term note and revolving note are secured by substantially all of our assets, and this obligation ranks senior to any rights of stockholders.

The Laurus secured convertible term note and revolving note are secured by a first-priority lien on substantially all of our assets. In the event of any bankruptcy, liquidation, dissolution, reorganization or similar proceeding against us, the assets that are pledged as collateral securing the secured convertible term note and revolving note must be first used to pay such notes, as well as any other obligation secured by a priority lien on the collateral, in full, before making any distributions to stockholders, among others. This senior right of the noteholders could cause you to lose all or part of your investment.

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

Our products are not currently in compliance with the “RoHS” (Reduction of certain Hazardous Substances) directive of the European Union which requires electronic components shipped into Europe after June 30, 2006 to be essentially lead-free. Various states and other countries are contemplating adopting this type of legislation and/or similar “WEEE” (Waste Electrical and Electronic Equipment) legislation designed to reduce the potential damage from hazardous substances contained in electronic components and parts. We will need to expend significant engineering resources to conform our existing products to this directive, as we believe noncompliant products will no longer be viable in some markets after June 30, 2006. In addition, we will continue to need significant engineering resources for sustaining-development work (bug fixes, needed upgrades for specific customer bids, etc.).

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

The market prices for our common stock is likely to be volatile and could be susceptible to wide price fluctuations due to a number of internal and external factors, many of which are beyond our control, including:

•	quarterly variations in operating results and overall financial condition,

•	announcements of debt or equity financings,

•	issuances of new securities to outstanding security holders or pro-holder modifications of outstanding securities, in order to procure necessary consents to future financings, announcements of debt or equity financings,

•	economic and political developments affecting technology spending generally and adoption of new technologies and products such as ours,

•	customer demand or acceptance of our products and solutions,

•	short-selling programs,

•	stock selling by persons to whom we sold securities in one or more private placements at below-market prices,

•	changes in IT spending patterns and the rate of consumer acceptance of video-on-demand,

•	product sales progress, both positive and negative,

•	the stock market’s perception of the telecommunications equipment industry as a whole,

•	technological innovations by others,

•	cost or availability of components, sub-assemblies and modules used in our products,

•	the introduction of new products or changes in product pricing policies by us or our competitors,

•	proprietary rights disputes or litigation,

•	other litigation,

•	initiation of or changes in earnings estimates by analysts,

•	additions or departures of key personnel, and

•	sales of substantial numbers of shares of our common stock or securities convertible into or exercisable for our common stock.

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

The Financial Accounting Standards Board recently adopted an accounting standard that eliminates the ability to account for share-based compensation transactions using the intrinsic method that we used through 2005. SFAS No. 123(R) generally requires for us that, beginning in 2006, such transactions be accounted for using a fair-value-based method and recognized as an expense in our consolidated statement of operations. We have expensed stock options vested after December 31, 2005, recorded stock-based compensation amounting to $303,000 for the six months ended June 30, 2006. Through 2005, we generally only disclosed such expenses on a pro forma basis in the notes to our consolidated financial statements in accordance with accounting principles generally accepted in the United States.

The stock options and bonus stock we offer to our employees, non-employee directors, consultants and advisors could result in ongoing dilution to all stockholders.

We maintain three equity compensation plans: (i) the 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”), pursuant to which we may issue an aggregate of 710,000 options and shares of common stock to employees, officers, directors, consultants and advisors, (ii) the 2001 Employee Stock Purchase Plan (the “Purchase Plan”), pursuant to which our employees are provided the opportunity to purchase our stock through payroll deductions, and (iii) the 2004 Equity Incentive Plan (the “2004 Plan”), pursuant to which we may issue a total of 900,000 options and shares of common stock to employees, officers, directors, consultants and advisors. As of June 30, 2006, 475,000 shares of stock had been granted directly to current and former executives of the Company and there were options outstanding to purchase 53,905 shares of common stock under our 2000 Plan; 596,095 shares of common stock remained available for issuance under the 2000 Plan. A maximum of 41,667 shares of common stock have been authorized for issuance under the Purchase Plan. As of June 30, 2006, there were options outstanding to purchase 318,000 shares of common stock and 298,000 shares of stock had been granted directly to current executives of the Company under our 2004 Plan; 343,751 shares of common stock remained available for issuance under the 2004 Plan.

In addition, as of June 30, 2006, there were 115,000 shares of common stock subject to outstanding options granted other than under the 2004 Plan, the 2000 Plan or the Purchase Plan. These options were granted as inducement stock options to Thomas Tullie, our new CEO, in 2005.

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

As of June 30, 2006, there were outstanding warrants to purchase up to 5,056,072 shares of our common stock with a weighted average exercise price of $4.46 per share. The weighted average remaining life for all of the outstanding warrants as of June 30, 2006 was 2.22 years from June 30, 2006. In addition, at June 30, 2006, there were 814,998 shares of “Series A” 7% Convertible Preferred Stock and 731,157 shares of Series B 7% Convertible Preferred Stock outstanding. These shares are convertible into shares of common stock. Also, we issued a secured convertible term note in the principal amount of $2,100,000 in December 2005 which are convertible into 775,412 shares of common stock. This note is convertible into shares of our common stock, and we are required in certain circumstances to make scheduled principal and interest payments in shares of our common stock rather than in cash.

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

As of June 30, 2006, there remain outstanding 814,998 shares of 7% Convertible Preferred Stock and 731,157 shares of Series B 7% Convertible Preferred Stock.

The agreements governing our outstanding secured convertible term note and secured non-convertible revolving note contain various covenants which may limit our ability to operate our business.

The agreements governing our outstanding secured convertible term note and secured non-convertible revolving note contain various provisions that limit our ability to, among other things: declare or pay dividends on our common stock, issue mandatorily redeemable preferred stock, redeem any preferred stock, effect certain mergers or other corporate transactions, materially alter or change the scope of our business, sell or lease assets, or create or incur additional indebtedness. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities, any of which could have a material adverse impact on our business. Also, upon our failure to comply with any of the covenants contained in the agreements governing the secured convertible term note and secured non-convertible revolving note, the holder thereof may accelerate the indebtedness outstanding thereunder, and currently we would not have sufficient funds available to make the required accelerated payments.

We do not intend to pay cash dividends.

We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously disclosed.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As of August 15, 2006, we have an accumulated dividend accrual on our outstanding 7% Convertible (“Series A”) Preferred Stock of approximately $236,000.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.100	Security Agreement between us and Laurus Mater Fund, Ltd., dated April 25, 2006. (1)

10.101	Secured Non-Convertible Revolving Note in favor of Laurus Master Fund, Ltd., dated April 25, 2006. (1)

10.102	Common Stock Purchase Warrant to Purchase Shares of Common Stock in favor of Laurus Master Fund, Ltd., dated April 25, 2006. (1)

10.103	Reaffirmation and Ratification Agreement between us and Laurus Master Fund, Ltd., dated April 25, 2006. (1)

10.104	Postponement Agreement between us and Laurus Master Fund, Ltd., dated April 25, 2006. (1)

10.105	Registration Rights Agreement between us and Laurus Master Fund, Ltd., dated April 25, 2006. (1)

10.106	Overadvance Letter between us and Laurus Master Fund, Ltd., dated April 25, 2006. (1)

10.109	Castle Creek Consent and Waiver. (1)

10.110	Form of minority Series B joinder letter (signed by each Series B stockholders) (1)

31.1*	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a-14(a).

31.2*	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a-14(a).

32.1*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 / 18 U.S.C. Section 1350/ SEC Rule 13a-14(b).

32.2*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 / 18 U.S.C. Section 1350/ SEC Rule 13a-14(b).

*	Filed Herewith

#	Indicates management contract or compensatory plan or arrangement.

(1)	This exhibit was previously filed as part of, and hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the Commission on May 15, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Path 1 Network Technologies Inc.

By:	/s/ Thomas L. Tullie
Thomas L. Tullie
President and Chief Executive Officer

Date: August 21, 2006

INDEX OF EXHIBITS

Exhibit Number	Description
10.100	Security Agreement between us and Laurus Mater Fund, Ltd., dated April 25, 2006. (1)

10.101	Secured Non-Convertible Revolving Note in favor of Laurus Master Fund, Ltd., dated April 25, 2006. (1)

10.102	Common Stock Purchase Warrant to Purchase Shares of Common Stock in favor of Laurus Master Fund, Ltd., dated April 25, 2006. (1)

10.103	Reaffirmation and Ratification Agreement between us and Laurus Master Fund, Ltd., dated April 25, 2006. (1)

10.104	Postponement Agreement between us and Laurus Master Fund, Ltd., dated April 25, 2006. (1)

10.105	Registration Rights Agreement between us and Laurus Master Fund, Ltd., dated April 25, 2006. (1)

10.106	Overadvance Letter between us and Laurus Master Fund, Ltd., dated April 25, 2006. (1)

10.109	Castle Creek Consent and Waiver. (1)

10.110	Form of minority Series B joinder letter (signed by each Series B stockholders) (1)

31.1*	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a-14(a).

31.2*	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a-14(a).

32.1*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 / 18 U.S.C. Section 1350/ SEC Rule 13a-14(b).

32.2*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 / 18 U.S.C. Section 1350/ SEC Rule 13a-14(b).

*	Filed Herewith

#	Indicates management contract or compensatory plan or arrangement.

(1)	This exhibit was previously filed as part of, and hereby incorporated by reference to, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the Commission on May 15, 2006.