Form 10-Q
period 2006-09-30
PATH 1 NETWORK TECHNOLOGIES INC
filed 2006-11-13
CIK 1059404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006.

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

As of November 5, 2006, 9,405,417 shares of the registrant’s common stock were outstanding.

PATH 1 NETWORK TECHNOLOGIES INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2006

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PATH 1 NETWORK TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$389	$1,636
Accounts receivable, net	451	346
Inventory	587	697
Other current assets	112	86

Total current assets	1,539	2,765
Property and equipment, net	98	244
Issuance costs for mandatorily-redeemable preferred stock and notes payable, net	880	764
Other assets	96	110

TOTAL ASSETS	$2,613	$3,883

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,534	$1,196
Accrued compensation and benefits	135	317
Deferred revenue	258	144
Capital lease obligations	—	3
Current portion of notes payable, net	1,468	727

Total current liabilities	3,395	2,387
Mandatorily-redeemable preferred stock, net	2,205	1,280
Note payable, net of debt discount	726	873

Total liabilities	6,326	4,540

SHAREHOLDERS’ DEFICIT
Common stock, $0.001 par value; 40,000,000 shares authorized; 9,405,417 and 7,410,754 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively; 2,777 shares held in treasury at September 30, 2006 and December 31, 2005	9	7
Additional paid-in capital	56,549	55,553
Deferred compensation	—	(1,048)
Accumulated deficit	(60,271)	(55,169)

Total shareholders’ deficit	(3,713)	(657)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,613	$3,883

The accompanying notes are an integral part of these consolidated financial statements.

PATH 1 NETWORK TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
REVENUES:
Product revenue	$870	$384	$2,134	$2,352
License revenue	12	—	28	—
Contract revenue	—	—	—	16
Royalty revenue	9	—	49	6
Services revenue	40	20	159	22
Other revenue	—	—	—	13

Total revenues	931	404	2,370	2,409

COST OF REVENUES:
Cost of product sales	355	369	1,026	1,142

Total cost of revenues	355	369	1,026	1,142

GROSS PROFIT	576	35	1,344	1,267

OPERATING EXPENSES:
Engineering research and development	413	1,175	1,453	3,296
Sales and marketing	392	949	1,900	2,521
General and administrative	482	711	1,424	2,114

Total operating expenses	1,287	2,835	4,777	7,931

LOSS FROM OPERATIONS	(711)	(2,800)	(3,433)	(6,664)

Other income (expense):
Interest expense, net	(505)	(217)	(1,475)	(470)
Other income (expense)	74	7	71	3

Total other expense, net	(431)	(210)	(1,404)	(467)

LOSS BEFORE INCOME TAXES	(1,142)	(3,010)	(4,837)	(7,131)
Provision for income taxes	—	—	(1)	(1)

NET LOSS	(1,142)	(3,010)	(4,838)	(7,132)

Accumulated preferred dividends	(89)	(94)	(264)	(188)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,231)	$(3,104)	$(5,102)	$(7,320)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.15)	$(0.45)	$(0.66)	$(1.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and Diluted	8,174	6,941	7,735	6,890

The accompanying notes are an integral part of these consolidated financial statements.

PATH 1 NETWORK TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,838)	$(7,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	143	186
Amortization of debt discount and loan fees and accretion of preferred stock discount	1,500	605
Recoveries of bad debt	(6)	(60)
Stock-based compensation expense	413	1,011
Changes in assets and liabilities:
Accounts receivable	(99)	166
Inventory	110	5
Other current assets	(26)	283
Other assets	(20)	(524)
Accounts payable and accrued liabilities	421	323
Accrued compensation and benefits	(182)	236
Deferred revenue	114	(77)

Net cash used in operating activities	(2,470)	(4,978)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development - internal use tools	—	(113)
Purchase of property and equipment	—	(96)

Net cash used in investing activities	—	(209)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on notes and capital lease obligations	(981)	(15)
Proceeds from exercise of options	—	251
Borrowing on revolving line of credit	1,840	—
Issuance of common stock	405	—
Payment of debt issuance costs	(41)	—
Issuance of preferred stock	—	5,384

Net cash provided by financing activities	1,223	5,620

Net increase (decrease) in cash and cash equivalents	(1,247)	433
Cash and cash equivalents, beginning of period	1,636	929

Cash and cash equivalents, end of period	$389	$1,362

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$213	$3

Income taxes paid	$1	$1

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of notes and accrued interest to common stock	$—	$102

Capitalization of debt issuance costs and relative fair value of debt discount	$809	$3,333

Conversion of preferred shares	$109	$—

Reclassification of unvested restricted shares per SFAS 123 (R)	$1,048	$—

Issuance of common stock for preferred stock quasi-dividend	$198	$—

Issuance of restricted stock to executives	$—	$116

Return of property and equipment	$37	$—

Dividends accrued	$264	$188

Waiver of cash compensation	$112	$—

The accompanying notes are an integral part of these consolidated financial statements.

Path 1 Network Technologies Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Path 1 Network Technologies Inc. (“Path 1,” “we,” or the “Company”) prepared the accompanying unaudited consolidated financial statements in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Such rules and regulations allow us to condense and omit certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. We believe these condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) that are necessary for a fair presentation of our consolidated financial position and results of operations for the periods presented. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the year.

The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (referred to herein as the “Form 10-K”). The interim consolidated financial information contained in this filing is not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year ending December 31, 2006.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of Path 1 and its wholly-owned subsidiary, Path 1 Holdings Inc. All significant inter-company accounts and transactions have been eliminated.

Management Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include revenue recognition estimates, the viability of recognizing deferred income tax assets, capitalized software costs, the valuation of equity instruments, and the allowance for doubtful accounts. Significant changes in these estimates may have a material impact on the financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market funds, and other highly liquid investments with maturities of three months or less when purchased.

Fair Value of Financial Instruments

The carrying value of cash, cash equivalents, accounts receivable, inventory, accounts payable, accrued liabilities and notes payable approximates their fair value due to their short maturities.

Concentrations

Substantially all of our cash and cash equivalents are maintained with one major financial institution in the United States. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

We perform ongoing credit evaluations of our customers’ financial conditions and would limit the amount of credit extended if deemed necessary but usually we have required no collateral. The Company has not experienced significant credit losses on its customer accounts. Time Warner Cable, Controlware Inc. and WilTel Communications, LLC accounted for 36%, 22% and 17%, respectively, of total trade receivables as of December 31, 2005 as compared to Frontiers Co. Ltd., Time Warner Cable and Level 3 Communications, Inc., which accounted for 34%, 26% and 15%, respectively, of our trade receivables as of September 30, 2006.

A small number of customers have typically accounted for a large percentage of the Company’s annual revenues. Level 3 Communications, Inc., Time Warner Cable, and Controlware GmbH accounted for 27%, 22% and 11%, respectively, of revenue for the nine months ended September 30, 2006 while WilTel Communications, LLC, Time Warner Cable, DirecTv and Frontiers Co. Ltd. accounted for 28%, 16%, 16% and 11%, respectively, of revenue for the nine months ended September 30, 2005. The Company’s reliance on relatively few customers could have a material adverse effect on its business, financial condition and results of operations.

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

Beneficial Conversion Feature

The convertible features of convertible notes provide for a rate of conversion that is below market value (see Note 7). Such feature is normally characterized as a “beneficial conversion feature” (“BCF”). Pursuant to the Emerging Issue Task Force (“EITF”) Issue No. 98-5 “Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” and EITF Issue No. 00-27, “Application of EITF Issue No. 98-5 To Certain Convertible Instruments,” the relative fair values of the BCFs have been recorded as a discount from the face amount of the respective debt instrument. The Company is amortizing the discount using the effective interest method through maturity of such instruments.

Income Taxes

Deferred income taxes result primarily from temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the differences between the financial statement basis and the tax basis of assets and liabilities using enacted tax rates. A valuation allowance is established to reduce a deferred tax asset to the amount that is expected more likely than not to be realized.

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

Royalty Revenue

In December 2001, the Company entered into a Technology License Agreement with Visionary Solutions, Inc. in which Visionary Solutions Inc. was granted access to Path 1 DotCAM ® Technology in exchange for royalties in an amount equal to 6% of the unit cost of the licensed products sold. The Company recorded $49,000 in royalty revenue for the nine months ended September 30, 2006 compared to $6,000 for the same period in the prior year.

Allowances for Doubtful Accounts, Returns and Discounts

The Company performs credit evaluations of its customers, and historically has not required collateral or deposits. Typically, the Company offers 30 day credit terms to customers based on a satisfactory credit evaluation. The Company establishes allowances for doubtful accounts based upon current economic trends, contractual terms and conditions and historical customer payment practices, as well as for known or expected events. As of September 30, 2006 the allowance for doubtful accounts amounted to approximately $6,000.

Indemnification Arrangements and Guarantees

In connection with Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others”, the following disclosures are made with respect to the Company’s product warranties.

The Company provides a limited warranty for its products. A provision for the estimated warranty cost is recorded at the time revenue is recognized. The amount of liability to be recorded is based on management’s best estimate of future warranty costs expected to be incurred for its products still under warranty at the time of measurement. This estimate is derived from analyzing trends in product failure rates and trends in actual product repair costs incurred. The Company’s standard product warranty extends one year from date of sale; however, the Company may warrant products for periods greater than one year under certain circumstances. The following table summarizes the activity in the liability accrual related to product warranty during the nine months ended September 30, 2006:

(in thousands)
September 30, 2006
(Unaudited)
Warranty reserve beginning balance at December 31, 2005	$10
Warranty expense accrued during the period	—
Actual warranty costs incurred during the period	1

Warranty reserve ending balance	$11

The Company also undertakes indemnification obligations in the ordinary course of business related to its products, the licensing of its software, facility lease, and the issuance of securities. Under these arrangements, the Company may indemnify other parties such as business partners, customers, lessors, and underwriters for certain losses suffered, claims of intellectual property infringement, claims arising from use of facility, negligence and intentional acts in the performance of services, and violations of laws including certain violations of securities laws. The Company’s obligation to provide such indemnification in such circumstances would arise if, for example, a third party sued a customer for intellectual property infringement and the Company agreed to indemnify the customer against such claims. The Company is unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to its indemnification obligations. Some of the factors that would affect this assessment include, but are not limited to, the nature of the claim asserted, the relative merits of the claim, the financial ability of the parties, the nature and amount of damages claimed, insurance coverage that the Company may have to cover such claims, and the willingness of the parties to reach settlement, if any. Because of the uncertainty surrounding these circumstances, the Company’s indemnification obligations could range from immaterial to having a material adverse impact on its consolidated financial position and its ability to continue in the ordinary course of business.

Research and Development Expenses

Research and development expenditures are charged to expense as incurred. The Company expenses amounts paid to obtain patents or acquire licenses, as the ultimate recoverability of the amounts paid is uncertain.

Software Development Costs

The Company has capitalized certain of its software development costs in conformity with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. SOP 98-1 requires capitalization of costs once certain criteria are met; costs to be capitalized are limited to: employee wages and related costs to the extent of direct effort in the development; external direct material and services consumed; and interest expense incurred.

As of September 30, 2006, the Company had capitalized a portion of its software engineering and test engineering costs incurred during prior years for the development of software tools for internal use. These tools comprise various new elements and improvements to existing elements of the Company’s Automated Test Program (ATP) that is used to test the Company’s current suite of products and product software code currently under development. The costs capitalized consisted primarily of the salaries and employee benefits of the Company’s personnel directly involved in the development efforts and direct costs associated with third parties hired to assist with the development.

Once internal use software tools are fully-developed and deployed, the Company amortizes the final capitalized amount over the remaining useful lives, currently estimated to be 30 months. Additionally, at each subsequent balance sheet date the asset is reviewed for impairment and, if impaired, is adjusted accordingly.

The following table summarizes the activity related to capitalized software development costs during the nine months ended September 30, 2006:

(in thousands)
September 30, 2006
(Unaudited)
Capitalized software assets:
Beginning balance	$123
Costs capitalized during the period	—

Ending balance	$123
Accumulated amortization of capitalized assets
Beginning balance	$(33)
Amortization expense recorded during the period	(34)

Ending balance	$(67)

Net capitalized software	$56

Stock-Based Compensation

In December 2004, the FASB issued revised Statement of Financial Accounting Standards No. 123 (R) (“SFAS 123(R)”), “Share-Based Payment.” On April 14, 2005, the SEC adopted a new rule amending the effective dates for SFAS 123(R). In accordance with the new rule, the accounting provisions of SFAS 123(R) became effective for us beginning in the quarter ended March 31, 2006.

We adopted the provisions of SFAS 123(R) on January 1, 2006, the first day of our fiscal 2006. Accordingly, compensation expense for all share-based awards to employees is measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). We have no awards with market or performance conditions. Excess tax benefits, as defined by SFAS 123(R), will be recognized as an addition to additional paid-in capital. Effective January 1, 2006 and for all periods subsequent to that date, SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). An entity may make a one-time election to adopt the transition method described in this guidance. An entity may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this guidance, which was November 11, 2005. We are in the process of determining whether to adopt the alternative transition method provided in FSP 123(R)-3 for calculating the tax effects of share-based compensation pursuant to SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Our consolidated financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods were not restated to reflect, and do not include, the impact of SFAS 123(R).

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our consolidated statements of operations for the three and nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with SFAS 123(R). For share awards granted in fiscal 2006, expenses are amortized under the straight-line attribution method. For share awards granted prior to fiscal 2006, expenses are amortized under the straight-line single option method prescribed by SFAS 123. As share-based compensation expense recognized in the consolidated statements of operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 20% for both officers and directors and 20% for employees in fiscal 2006 based on our historical experience. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

Total estimated share-based compensation expense, related to all of our share-based awards, recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was comprised of the following:

	(in thousands except per share data)
	Three months ended September 30, 2006	Nine months ended September 30, 2006
Operations	$1	$2
Engineering research and development	15	71
Sales and marketing	27	135
General and administrative	67	205

Share-based compensation expense before taxes	110	413
Related income tax benefits	—	—
Share-based compensation expense	$110	$413

Shares used to compute basic and diluted net loss per share	8,174	7,735
Net share-based compensation expense per basic and diluted common share	$(0.01)	$(0.05)

	(in thousands except per share data)
	Three months ended September 30, 2006	Nine months ended September 30, 2006
Stock-based compensation expense from:
Stock options	$61	$192
Restricted stock awards	49	221

Total	$110	$413

As of September 30, 2006, $271,000 of total unrecognized compensation costs related to non-vested stock options and $382,000 related to non-vested restricted stock awards is expected to be recognized over a weighted average period of 1.50 years and 2.48 years, respectively.

Since we have a net operating loss carryforward as of September 30, 2006, no excess tax benefits for the tax deductions related to share-based awards were recognized in the consolidated statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the three and nine months ended September 30, 2006 which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. Share-based compensation expense of $234,000 and $1,126,000 was expensed during the three and nine months ended September 30, 2005, respectively.

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2006.

Through fiscal 2005, the Company accounted for equity instruments issued to non-employees using the fair value method in accordance with the provisions of SFAS 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” In December 2002, the FASB issued SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure.” This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company makes the following required disclosure under SFAS No. 148. The table below provides, on a pro forma basis, the effect employee stock-based compensation would have had on the Company’s operating results had the Company used the fair value method of accounting for stock-based compensation arrangements in conformity with SFAS 123 for the three and nine months, respectively, ended September 30, 2005:

	(in thousands except per share data)
	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income (loss) attributable to common stock
As reported	$(3,104)	$(7,320)
Deduct:
Stock-based employee compensation expense determined under the fair value method	(25)	(169)

Pro forma	$(3,129)	$(7,489)

Basic and diluted net loss per share
As reported	$(0.45)	$(1.06)

Pro forma	$(0.45)	$(1.09)

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

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as special purpose entities.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to current year presentation.

NOTE 3 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. From January 30, 1998 through September 30, 2006, our accumulated deficit totaled approximately $60 million. We have not yet achieved profitability, and remain a very risky enterprise. We have taken steps to reduce expenses to help manage our cash. As of September 30, 2006, we had negative working capital of approximately $1.9 million and cash and cash equivalents of $389,000.

As discussed in further detail in Note 7 below, on April 25, 2006, the Company completed a $1.0 million non-convertible revolving note financing with Laurus of which the Company drew down $916,000. As part of this agreement Laurus granted a loan to the Company of $600,000 in the form of an advance in excess of the formula amount of the revolving note which is to be repaid by January 1, 2007.

On August 30, 2006, the Company entered into a Purchase Agreement with certain accredited investors pursuant to which the Company sold to investors an aggregate of 1,620,000 shares of the Company’s common stock (the “Common Stock”) at a purchase price of $0.25 per share for aggregate gross proceeds of $405,000 (the “Financing”). In connection with the Financing, the Company issued to Laurus Master Fund, Ltd. (“Laurus”) a warrant to purchase up to an aggregate of 350,000 shares of Common Stock with an exercise price of $0.50 per share. The fair value of the warrants amounted to $107,000 and was capitalized as debt issuance costs which is being amortized over the remaining life of the convertible note. In exchange for the Warrant, Laurus agreed to (i) defer the repayment of the $600,000 over-advance related to the RLOC (as defined below) from October 1, 2006 to January 1, 2007, (ii) continue the principal repayment holiday on the $2.1 million Secured Convertible Term Note from September 1, 2006 until January 1, 2007, (iii) not declare default and accelerate either the RLOC or the Secured Convertible Term Note based on noncompliance with covenants related to the Company’s delisting from the American Stock Exchange (“AMEX”) and allow the Company to get listed on the OTC.BB no later than December 31, 2006, and (iv) authorize the sale of certain of the Company’s patents so that the Company can use the proceeds of the sale for operating capital. The Warrant is exercisable until August 29, 2011 and may be exercised by Laurus only pursuant to a cash payment. In connection with the Financing, the Company’s Chief Executive Officer, Thomas L. Tullie, waived compensation amounting to $40,500 pursuant to an Officer Waiver of Cash Compensation agreement dated August 30, 2006. In addition, each member of the Company’s Board of Directors waived monthly cash compensation for the entire year for an aggregate amount of $96,000 pursuant to a Form of Board of Directors Wavier of Cash Compensation dated August 30, 2006.

Given our projected cash burn rate, we will be required to raise additional capital in the very near term. We are currently pursuing efforts to raise additional capital and considering the sale of certain assets. We cannot ensure that financing will be available to us on acceptable terms, if at all. We may not be able to successfully find any financing or other strategic opportunities. Our inability to raise capital when needed would seriously harm our business. In addition, additional equity may dilute our stockholders’ interest, and debt financing, if available, may involve restrictive covenants and could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on debt. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The following efforts are currently in process to address this uncertainty:

•	The Company is in the process of reviewing all options in regard to quickly raising additional sources of capital, including but not limited to incurring new debt and the sale of equity and assets.

•	The Company has recently completed a revolving line of credit which continues to provide an additional source of working capital in the short term.

•	The Company has undertaken efforts to reduce discretionary costs and focus on selling existing products and services.

•	The Company is exploring the process of selling all the assets of the Company to a third party.

NOTE 4 – ACCOUNTS RECEIVABLE, NET

Accounts receivable as of September 30, 2006 and December 31, 2005 consist of the following:

	(in thousands)
	September 30, 2006	December 31, 2005
	(Unaudited)
Accounts receivable	$448	$358
Other receivables	9	—

	457	358
Less: allowance for doubtful accounts	(6)	(12)

Receivables, net	$451	$346

NOTE 5 – INVENTORY

Inventory as of September 30, 2006 and December 31, 2005 consist of the following:

	(in thousands)
	September 30, 2006	December 31, 2005
	(Unaudited)
Inventory:
Raw materials	$520	$399
Finished goods	67	298

	$587	$697

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2006 and December 31, 2005 consist of the following:

	(in thousands)
	September 30, 2006	December 31, 2005
	(Unaudited)
Property and equipment, net:
Computer equipment	$574	$568
Test equipment	727	769
Furniture and fixtures	150	151

	1,451	1,488
Less: accumulated depreciation & amortization	(1,353)	(1,244)

	$98	$244

NOTE 7 – NOTES PAYABLE

On April 25, 2006, we entered into a Security Agreement contemplating, and then immediately closed, a revolving line of credit financing transaction with Laurus, pursuant to which we issued Laurus a secured non-convertible revolving note (the “RLOC”) in the principal amount of up to $1 million, which matures in 24 months, has a variable interest rate of 200 basis points above prime, and requires monthly payments of accrued interest beginning May 1, 2006. In the transaction, we also issued to Laurus a seven-year Common Stock Purchase Warrant for the purchase of 662,251 shares of Common Stock, with an exercise price of $1.51 per share. The RLOC is secured by all our assets pursuant to a Master Security Agreement previously entered into with Laurus. We have the ability to draw down advances under the RLOC subject to limits primarily based upon our accounts receivable and inventory. We immediately requested and received a $916,000 advance. As part of this agreement Laurus granted a loan to the Company of $600,000 in the form of an advance in excess of the formula amount of the revolving note which was to be repaid by October 1, 2006. We agreed to and did register for resale under the Securities Act of 1933, as amended (the “Securities Act”) any shares of Common Stock that may in the future be issued by us to Laurus or Laurus’ assignees upon exercise of the Warrant. In connection with this transaction, we recorded the relative fair value of $501,000 related to the warrants to purchase Common Stock. The discount was recorded as additional paid-in capital, and reflected as a debt discount to be amortized over two years beginning in May 2006. The Company paid $41,000 in fees related to the issuance of the RLOC and is amortizing these fees over the term of the RLOC.

On August 30, 2006, in connection with the issuance of 1,620,000 shares of Common Stock to certain accredited investors, Laurus agreed to defer the repayment of the $600,000 over-advance related to the RLOC from October 1, 2006 to January 1, 2007, continue the principal repayment holiday on the Secured Convertible Term Note from September 1, 2006 until January 1, 2007 and not declare default and accelerate the Convertible Term Note based on non-compliance with covenants related to the Company’s delisting from the AMEX. In exchange for these concessions, the Company issued to Laurus a warrant to purchase up to an aggregate of 350,000 shares of Common Stock with an exercise price of $0.50 per share. The fair value of the warrants amounted to $107,000 and was capitalized as debt issuance costs which is being amortized over the remaining life of the convertible term note.

During the three and nine months ended September 30, 2006, we drew down an additional amount of approximately $240,000 and $924,000, respectively, from the RLOC and paid back approximately $800,000 and $1.1 million, respectively, from our cash receipts for the same period. For the three and nine months ended September 30, 2006, the Company paid approximately $29,000 and $43,000, respectively, of interest, pertaining to the RLOC. The Company recorded non-cash interest expense of approximately $63,000 and $105,000 for the three and nine months ended September 30, 2006, respectively, pertaining to the amortization of the discount for the warrants and $5,000 and $9,000, respectively, of amortization expense of debt issuance costs for the same period.

On December 6, 2005, the Company completed a $2.1 million financing with Laurus. The financing consisted of a $2.1 million Secured Convertible Term Note which has a three-year term and bears interest at a rate equal to prime plus 250 basis points per annum, payable monthly beginning 90 days after closing of the financing in (depending upon the circumstances) registered for resale stock or cash. The monthly payment includes principal of $60,606 plus accrued interest commencing on March 1, 2006 with the last payment due on November 1, 2008. On April 25, 2006, Laurus granted us a principal payment holiday for the months of April to August 2006. The Note is convertible into shares of the Common Stock at $2.6316 per share, subject to antidilution adjustments. In connection with the financing, Laurus was also issued a seven-year Warrant to purchase up to 181,362 shares of Common Stock at an exercise price of $2.89 per share. In connection with the financing, the Company paid approximately $156,000 in legal costs and transaction fees which were deducted directly from the proceeds. These fees were capitalized as debt issuance costs and will be amortized over the life of the note. Net cash received from the financing was approximately $1.9 million. In connection with this transaction, we recorded a liability equal to the cumulative principal amount net of a $514,000 discount resulting in a net liability totaling approximately $1,586,000. The discount results from an effective beneficial conversion feature, and detachable warrants to purchase Common Stock with fair values of $244,000 and $269,000, respectively for the discount of the embedded conversion feature. The discount was recorded as additional paid-in capital, and reflected as debt discount to be amortized over three years beginning in December 2005.

During the three and nine months ended September 30, 2006, the Company paid approximately $0 and $61,000 of principal, and approximately $55,000 and $92,000 of interest to Laurus, respectively, for the same period. The Company recorded non-cash interest expense for the three and nine months ended September 30, 2006 of approximately $20,000 and $61,000, respectively, for the discount of the effective beneficial conversion feature. In addition, the Company recorded non-cash interest expense for the three and nine months ended September 30, 2006 of approximately $22,000 and $67,000, respectively for the discount for the related warrants.

The carrying value of the notes payable as of September 30, 2006 is as follows:

	(in thousands)
	September 30, 2006	December 31, 2005
	(Unaudited)
Laurus notes payable	$3,940	$2,100
Principal payment of Laurus notes payable	(978)	—
Unamortized discount related to warrants	(592)	(263)
Unamortized discount related to beneficial conversion feature	(176)	(237)

Carrying value of convertible notes payable, net of discount	$2,194	$1,600

NOTE 8 – MANDATORILY REDEEMABLE PREFERRED STOCK

Series A Convertible Preferred Stock

On January 26, 2005, the Company entered into a Securities Purchase Agreement (the “Agreement”) and a related Registration Rights Agreement, with certain accredited investors. On January 27, 2005, pursuant to the Agreement, the Company sold to a group of accredited investors 556,538 shares of the Company’s mandatorily-redeemable 7% Convertible Preferred Stock (the “Series A Preferred Stock”), and issued to those investors warrants to purchase up to 278,268 shares of Common Stock (the “Series A Warrants”). The per share purchase price of the Series A Preferred Stock (with 0.5 Series A Warrant) was initially $3.25, and the Series A Warrants initially carried an exercise price of $4.20 per share. The liquidation value per share in the case of voluntary or involuntary liquidation is $3.25, plus an amount equal to the cash value of dividends accrued but unpaid whether or not declared. The Company’s gross receipts from the January 27, 2005, sale of Series A Preferred Stock (with Series A Warrants) were $1,808,750. On February 18, 2005, under the Agreement, the Company sold to other accredited investors at a second closing a total of 307,691 shares of Series A Preferred Stock and 153,847 Series A Warrants, for $1,000,000. In total, under the two closings, the Company sold 864,229 shares of Series A Preferred Stock and 432,115 Series A Warrants, for gross receipts of $2,808,750. The financing was led by investor Gryphon Master Fund, L.P. The Company paid Gryphon Master Fund, L.P. (“Gryphon”) a fee of $30,000 to cover its expenses incurred in connection with this financing.

The Series A Preferred Stock accrues dividends at the rate of $0.2275 per share per year, and dividends are cumulative. The Series A Preferred Stock shall be automatically redeemed on January 27, 2009 for $3.25 per share plus accumulated but unpaid dividends. The Company has the right to redeem the Series A Preferred Stock earlier upon certain conditions. As of September 30, 2006, the liquidation preference for the Series A Preferred Stock was approximately $3.0 million.

Series B Convertible Preferred Stock

On June 1, 2005, pursuant to a Securities Purchase Agreement dated April 26, 2005, the Company sold to accredited investors led by Castle Creek Technology Partners LLC (“Castle Creek”), for $2,575,000, a total of 792,306 shares of Series B 7% Convertible Preferred Stock (“Series B Preferred Stock”) and five-year warrants to purchase up to a total of 396,155 shares of Common Stock. The purchase price for each combination of one share and 0.5 warrants was $3.25 and the warrants carry an exercise price of $3.25 per share. The Company paid Castle Creek Partners LLC fees totaling $25,000 to cover its expenses.

The Series B Preferred Stock accrues dividends at the rate of $0.2275 per share per year, and dividends are cumulative. The Series B Preferred Stock was initially convertible at the option of the holder into shares of Common Stock at a conversion price of $3.25 per share, subject to specified anti-dilution adjustments. The liquidation value per share in the case of voluntary or involuntary liquidation is $3.25, plus an amount equal to the cash value of dividends accrued but unpaid whether or not declared. The Series B Preferred Stock shall be automatically redeemed on January 27, 2009 for $3.25 per share plus accumulated but unpaid dividends. The Company has the right to redeem the Series B Preferred Stock earlier upon certain conditions. As of September 30, 2006, the liquidation preference for the Series B Preferred Stock was approximately $2.4 million.

During 2005, the conversion price of the Series B Preferred Stock was reduced to $3.17424, subject to any future weighted average antidilution provisions. This reduced conversion price was established by a one-time Special Re-Set, calculated by a formula based on Current Market Price at the time of the June 1, 2005 Closing. This also had the effect of reducing the conversion price of the Series A Preferred Stock to $3.17424 per share as of June 1, 2005. Also, by private agreements, the exercise price of the 432,115 Series A Warrants was specially reduced from $4.20 to $3.25 upon consummation of the Series B Preferred Stock financing.

In connection with the sales of Series A Preferred Stock and Series B Preferred Stock, the Company paid cash fees of approximately $380,000 and issued to the Company’s placement agent or the placement agent’s designees, a warrant to purchase approximately 84,000 shares of Common Stock.

The settlement with Castle Creek described under the “Lawsuits/Settlements” subheading below, provided certain benefits to the holders of the Series B Preferred Stock. In connection with the $2.1 million financing with Laurus, we agreed to a Consent and Waiver agreement dated February 10, 2006 with Castle Creek, acting as the holder of a majority of our Series B Preferred Stock. In consideration of the consent (under an allegedly applicable protective provision veto right) and waiver (of a preemptive participation right) given by Castle Creek, we agreed to provisions which have the economic effect of reducing the conversion price of Castle Creek’s Series B Preferred Stock to $2.6316 per share. We believe consent was not in fact required. In the Consent and Waiver agreement, we also agreed to offer to each of the respective minority holders of the Series B Preferred Stock the same benefits and the same burdens of the Consent and Waiver agreement, as if such minority holder was “Castle Creek” for such purposes. Each of the minority holders accepted this offer.

Lawsuits/Settlements

Castle Creek Technology Partners

On February 10, 2006, the Company entered into a Settlement Agreement with regard to a lawsuit brought against us in January 2006 by Castle Creek, which holds a majority of our Series B Preferred Stock (the “Settlement Agreement”). The Castle Creek lawsuit was based primarily on a claim that consent of a majority of the Series B Preferred Stock had been required in connection with our December 2005 issuance of a $2,100,000 secured convertible note and related warrants to Laurus, but that such consent had not been obtained. We believe consent was not required. In the Settlement Agreement, Castle Creek, acting as the holder of a majority of the Series B Preferred Stock, provided such consent.

Under the Settlement Agreement, we agreed to provisions which have the effect of reducing the conversion price of Castle Creek’s Series B Preferred Stock from $3.17424 per share to $2.6316 per share, and we agreed to make payments to Castle Creek which are economically equivalent to regular dividends on the Series B Preferred Stock. We can choose to make such payments in shares of Common Stock (at 85% of then-current market value) or in cash. We also agreed to provisions which have the economic effect that, if we were to issue shares under the Laurus arrangement to Laurus at a price lower than Castle Creek’s effective conversion price, a portion of Castle Creek’s Series B Preferred Stock would, if actually converted shortly thereafter, effectively be convertible at such lower price.

In the Settlement Agreement, we also agreed to offer to each of the respective minority holders of the Series B Preferred Stock the same benefits and the same burdens of the Settlement Agreement, as if such minority holder was “Castle Creek” for such purposes. We did so, and all of the minority holders accepted this offer.

In connection with the Settlement Agreement, the Company recorded $574,000 at December 31, 2005 of additional discount related to the beneficial conversion feature of the Series B Preferred Stock since this contingency was outstanding at that date. The Company issued 54,605 and 186,228 shares of Common Stock to holders of Series B Preferred Stock on February 24, 2006 and September 6, 2006, respectively, as payments economically equivalent to dividends valued at approximately $124,000 and $71,000, respectively.

In connection with the RLOC, we agreed to a Consent and Waiver agreement dated April 22, 2006 with Castle Creek, acting as the holder of a majority of our Series B Preferred Stock (the “Consent and Waiver Agreement”). In consideration of the consent (under an allegedly applicable protective provision veto right) and waiver (of a preemptive participation right) given by Castle Creek, we agreed to provisions which have the economic effect of reducing the conversion price of Castle Creek’s Series B Preferred Stock to $1.51 per share. We believe consent was not in fact required. In the Consent and Waiver Agreement, we also agreed to offer to each of the respective minority holders of the Series B Preferred Stock the same benefits and the same burdens of the Consent and Waiver Agreement, as if each such minority holder was “Castle Creek” for such purposes. Each of the minority holders accepted this offer.

Gryphon Master Fund

We have also been sued in a similar lawsuit brought in January 2006 by Gryphon and GSSF Master Fund, LP, which together hold a majority of our Series A Preferred Stock, in the United States District Court for the Northern District of Texas. We have offered to settle that case on the same terms as were provided to Castle Creek in the Settlement Agreement (including optional extension of the settlement’s benefits and burdens to each of the respective minority holders of Series A Preferred Stock). The plaintiffs in the Texas case have not accepted this offer, and the case is proceeding. We believe our defenses are meritorious. The Company recorded a reserve of $637,000 at December 31, 2005 of additional discount related to the beneficial conversion feature of the Series A Preferred Stock since this contingency was outstanding at that date.

Silverwood Partners

On March 16, 2006, the Company entered into a Modification of Engagement Agreement with regard to a lawsuit brought against us in February 2006 by Silverwood Partners, LLC (“Silverwood”), who was previously engaged as the Company’s investment banker. The Silverwood lawsuit was based primarily on a claim that fees of approximately $150,000 plus warrants were owed to Silverwood in connection with our December 2005 issuance of a $2,100,000 secured convertible note and related warrants to Laurus, but that such fees were not paid. The Company recorded a reserve of approximately $150,000 at December 31, 2005, as a contingency related to this claim.

Under the Modification of Engagement Agreement, in exchange for Silverwood amending its engagement letter agreement with the Company to, among other things, lower the fees Silverwood would receive with regard to certain possible future transactions, the Company agreed to issue to Silverwood $80,000 of Common Stock at 75% of the closing sale price on the second day before the date on which the Company, knowing that the SEC is prepared to declare effective a resale registration statement covering such shares, requests the SEC to thereafter declare the registration statement effective. Accordingly, we issued 78,432 shares to Silverwood in May 2006. In addition, we agreed to issue to Silverwood, 31,920 Path 1 Common Stock warrants with an initial exercise price of $2.6316 per share, expiring December 6, 2013.

In exchange for Silverwood’s agreement to dismiss the lawsuit with prejudice and to waive all claims that it may have with respect to the Laurus transaction, we have issued Common Stock equal to $20,000 at 75% of the closing sale price on the second day before the date on which the Company, knowing that the SEC is prepared to declare effective a resale registration statement covering such shares, requests the SEC to thereafter declare the registration statement effective. Accordingly, we issued 19,608 shares to Silverwood in May 2006. In addition, we agreed to issue to Silverwood a warrant to purchase up to an aggregate of 7,980 shares of Common Stock with an initial exercise price of $2.6316 per share, expiring December 6, 2013.

Mandatorily-redeemable convertible preferred shares

In connection with the sale of the Series A Preferred Stock and Series B Preferred Stock, which are required to be redeemed by the Company if not converted into the Company’s Common Stock, and the issuance of the warrants as part of the financing transaction, the Company has recorded a long-term liability under SFAS No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 requires that mandatorily-redeemable stock be characterized as a liability and that all payments to, or accruals for the benefit of, the holders of the stock that are not a return of principal be treated as interest expense.

The following table shows the carrying value of the long-term liability related to the Company’s convertible preferred shares:

	(in thousands)
	September 30, 2006	December 31, 2005
	(Unaudited)
Amount payable for mandatorily-redeemable preferred shares	$5,015	$5,124
Unamortized discount related to warrants	(416)	(552)
Unamortized discount related to beneficial conversion feature	(2,394)	(3,292)

Carrying value of mandatorily-redeemable convertible preferred shares	$2,205	$1,280

The convertible preferred shares have a cumulative 7% dividend rate and are mandatorily-redeemable for cash if not converted at the holder’s sole discretion into the Company’s Common Stock by January 27, 2009. For the three and nine months ended September 30, 2006, 3,077 and 33,457 shares of preferred stock were converted into common shares, respectively. As of September 30, 2006, 52,308 and 61,149 shares of Series A and Series B Preferred Stock converted into 55,555 and 85,062 common shares, respectively. There were 811,921 Series A and 731,158 Series B preferred shares outstanding as of September 30, 2006.

Total interest expense related to mandatorily-redeemable convertible preferred shares for the three and nine months ended September 30, 2006 includes non-cash interest expense of approximately $45,000 and $136,000, respectively, pertaining to discounts of the related warrants. In addition, non-cash interest expense of approximately $281,000 and $898,000 was recorded pertaining to discount related to the beneficial conversion feature for the three and nine months ended September 30, 2006, respectively. Amortization of issuance costs for mandatorily-redeemable preferred stock for the three and nine months ended September 30, 2006, was approximately $35,000 and $104,000, respectively.

NOTE 9 – COMPUTATION OF NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants (the proceeds of which are then presumed to have been used to repurchase outstanding stock using the treasury stock method) and the vesting of unvested restricted shares of Common Stock. In the loss periods, the common equivalent shares have been excluded from the computation of diluted net loss per share, because their effect would have been anti-dilutive. For the quarter ended September 30, 2006, warrants to purchase 350,000 shares of Common Stock, 775,285 shares of common stock related to the Convertible Term Note and 5.4 million shares of common stock related to the conversion of the Series A and B Preferred Stock were excluded in the calculation of diluted earnings per share because of the anti-dilutive effect.

NOTE 10 – SHAREHOLDERS’ EQUITY

Unearned compensation.

Pursuant to SFAS 123(R), unearned compensation with a balance of $1,048,000 at December 31, 2005 was eliminated against additional paid in capital upon the adoption of SFAS 123(R) on January 1, 2006. The unearned compensation was related to restricted stock awards granted to various employees prior to the adoption of SFAS 123(R). See Note 2, “Summary of Significant Accounting Policies — Stock-Based Compensation.”

Common stock.

For the three and nine months ended September 30, 2006, 3,077 and 33,457 shares of preferred stock were converted into 3,150 and 55,790 common shares, respectively. As of September 30, 2006, warrants to purchase 5,488,967 shares of Common Stock, at a weighted-average price per share of $4.41, remained outstanding, of which all are exercisable. 654,402 of restricted stock and stock options remained outstanding as of September 30, 2006; of these, 214,929 options were exercisable as of September 30, 2006.

On September 5, 2006 we paid quasi-dividends under the Settlement Agreement to Castle Creek and the minority holders, issuing a total of 186, 228 shares of Common Stock to them. A total of $70,694 of accrued dividends were thereby relieved.

On August 30, 2006, the Company entered into a Purchase Agreement with certain accredited investors pursuant to which the Company sold to investors an aggregate of 1,620,000 shares of the Company’s Common Stock at a purchase price of $0.25 per share for aggregate gross proceeds of $405,000 (See Notes 3 and 7). As a result of the sale of our Common Stock for less than market value pursuant to the financing, anti-dilution provisions in our debt and preferred stock covenants were triggered which resulted in an increase in the number of shares of our Common Stock of approximately 140,000 and 251,000 shares that will be issued to our debt and preferred holders, respectively, if and when they choose to convert their securities to Common Stock.

NOTE 11 – EQUITY INCENTIVE PLANS

We maintain three equity compensation plans: (i) the 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”), pursuant to which we may issue an aggregate of 710,000 options and shares of Common Stock to employees, officers, directors, consultants and advisors, (ii) the 2001 Employee Stock Purchase Plan (the “Purchase Plan”), pursuant to which our employees are provided the opportunity to purchase our stock through payroll deductions, and (iii) the 2004 Equity Incentive Plan (the “2004 Plan” and, together with the 2000

Plan and the Purchase Plan, the “Plans”), pursuant to which we may issue a total of 900,000 options and shares of Common Stock to employees, officers, directors, consultants and advisors. As of September 30, 2006, 475,000 shares of stock had been granted directly to current and former executives of the Company and there were options outstanding to purchase 50,153 shares of Common Stock under our 2000 Plan; 599,847 shares of Common Stock remained available for issuance under the 2000 Plan. A maximum of 41,667 shares of common stock have been authorized for issuance under the Purchase Plan. As of September 30, 2006, 318,000 shares of stock had been granted directly to current and former executives of the Company and there were options outstanding to purchase 281,249 shares of Common Stock; 355,751 shares of Common Stock remained available for issuance under the 2004 Plan.

In addition, as of September 30, 2006, there were 115,000 shares of Common Stock subject to outstanding options granted other than under the Plans. These options were granted as inducement stock options to Thomas Tullie, our CEO, in 2005.

Stock Options

Options awards are generally granted with an exercise price equal to the fair market value of our Common Stock on the grant date and have 10-year contractual terms. Options awards typically vest in accordance with one of the following schedules:

a.	Quarterly in equal installments over four years

b.	Fully vest and become exercisable on the date of grant

Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans).

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model (“Black-Scholes model”) that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of our Common Stock and other factors. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Assumptions used in the Black-Scholes model for the three and nine months ended September 30, 2006 were as follows:

Expected volatility	80%
Weighted-average volatility	80%
Average expected term in years	5.0 - 5.9
Risk-free interest rate (zero coupon U.S. Treasury Note)	3.55% - 4.55%
Expected dividend yield	—

A summary of option activity under the Plans as of September 30, 2006 and changes since December 31, 2005 are presented below:

	Number of shares	Weighted average exercise price per share	Weighted Average remaining contractua- term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2005	431,466	$5.52
Granted	105,000	2.70
Exercised	—	—
Forfeited or expired	(49,312)	5.97

Outstanding at March 31, 2006	487,154	$4.99	8.22	$—

Granted	—
Exercised	—	—
Forfeited or expired	(145,000)	3.03

Outstanding at June 30, 2006	342,154	$5.65	7.57	$—

Granted	—
Exercised	—	—
Forfeited or expired	(10,752)	10.51

Outstanding at September 30, 2006	331,402	$5.49	7.64	$—

Exercisable at September 30, 2006	214,929	$6.71	7.18

There were no options granted or exercised during the quarter ended September 30, 2006.

A summary of the status of our non-vested stock options as of September 30, 2006 and changes since December 31, 2005 are presented below:

	Number of shares	Weighted average grant- date fair value per share
Nonvested at December 31, 2005	243,295	$2.36
Granted	105,000	2.70
Vested	(67,377)	2.30

Nonvested at March 31, 2006	280,918	$2.21

Granted	—
Forfeited	(120,001)	3.03
Vested	(17,900)	2.30

Nonvested at June 30, 2006	143,017	$2.29

Granted	—
Forfeited	(4,055)	10.51
Vested	(22,489)	2.30

Nonvested at September 30, 2006	116,473	$2.41

Share-based compensation expense recognized under SFAS 123(R) from stock options was $61,000 and $192,000 for the three months and nine months ended September 30, 2006, respectively. As of September 30, 2006, there was $271,000 of total unrecognized compensation cost, related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.50 years. The total fair value of stock options vested during the quarter ended September 30, 2006 was approximately $52,000.

Restricted stock awards.

Restricted stock awards are grants that entitle the holder to acquire shares of restricted common stock at a fixed price, which is typically nominal. The shares of restricted stock cannot be sold, pledged, or otherwise disposed of until the award vests. A summary of our outstanding restricted stock awards as of September 30, 2006 and changes since December 31, 2005 are presented below:

	Number of shares	Weighted average grant- date fair value per share
Nonvested at December 31, 2005	364,250	$2.88
Granted	30,000	2.80
Vested	(16,250)	4.02
Forfeited	(10,000)	4.24

Nonvested at March 31, 2006	368,000	$2.78

Granted	—	—
Vested	—	—
Forfeited	(40,000)	2.80

Nonvested at June 30, 2006	328,000	$2.78

Granted	—	—
Vested	(5,000)	3.10
Forfeited	—	—

Nonvested at September 30, 2006	323,000	$2.78

Share-based compensation expense recognized under SFAS 123(R) from restricted stock awards was $49,000 and $221,000, respectively, for the three and nine months ended September 30, 2006. As of September 30, 2006, the total unrecognized compensation cost related to unvested shares was $382,000, which is expected to be recognized over a weighted-average period of 2.48 years.

NOTE 12 – SUBSEQUENT EVENTS

We entered into a Patent Purchase Agreement with Great Links G.B. LLC (the “Great Links Agreement”), effective November 17, 2006 to sell all right, title and interest in certain patents, provisional patent applications and non-provisional patent applications for $535,000. As part of the Great Links Agreement, the Company receives a royalty-free, non-exclusive, non-sublicensable right and license to practice the methods and to make, have made, use, distribute, lease, sell, offer for sale, import, export, develop and otherwise dispose of and exploit any products covered by the patents. The Company retains the sole right to the Technology License Agreement with Visionary Solutions, Inc. for current and future royalties. On August 30, 2006, the Company issued to Laurus a warrant to purchase up to an aggregate amount of 350,000 shares of Common Stock of the Company with an exercise price of $0.50 per share, in exchange for the permission to sell the patents covered under the Great Links Agreement. The fair value of the warrants amounted to $107,000 and was capitalized as debt issuance costs which is being amortized over the remaining life of the convertible note.

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

You are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in this Item 2 or in our annual report on Form 10-K and our other reports and filings made with the SEC.

OVERVIEW

We are an industry pioneer and leader in designing, developing and supplying products that enable the adaptation, transportation and delivery of broadcast-quality real-time video over private and public Internet Protocol (IP) networks, such as the networks that comprise the Internet.

We currently offer two primary product lines that cater to different segments of the video market. Our Video Over IP gateway products are used by broadcasters and video service providers to transport live video content in real time between different locations, within a region, a country or even between countries—a process known as “long-haul transmission.” Since our products transmit video content over widely available IP communication networks, our customers can use existing infrastructure, thus lowering their costs and permitting them greater flexibility in the delivery of video content. Our Network

Access Gateway products are primarily used by cable companies to supply video-on-demand, or VOD services. Our markets include cable, broadcast, satellite, telco, video carriers, mobile operators and enterprises.

The performance for the quarter ended September 30, 2006 represents our fourth sequential quarter of increased revenue. Revenue for the three months ended September 30, 2006 increased 13% compared to the three months ended June 30, 2006, while revenue increased 35%, 18% and 29% for the previous sequential quarters ended June 30, March 31, 2006 and December 31, 2005, respectively. Our revenue for the nine months ended September 30, 2006 is slightly less than our revenue for the same period during 2005, however we have reduced our operating expenses for the nine months ended September 30, 2006 as compared to the same period during 2005 by $3.2 million due to our aggressive cost reductions implemented as we continue to pursue long term financing.

Despite our two private placements and issuance of a convertible note payable during the year ended December 31, 2005, in which we raised aggregate proceeds of approximately $5.4 million and $2.1 million, respectively, despite raising $916,000 in an April 2006 revolving line of credit financing, and despite raising $405,000 form the issuance of Common Stock to accredited investors in August 2006, we had just $389,000 in cash remaining at September 30, 2006 and we are pursuing additional sources of financing. We have serious liquidity issues as evidenced by our former Independent Registered Public Accounting Firm’s report on our financial statements in our Form 10-K for the fiscal year ended December 31, 2005, filed on March 23, 2006 which included a “going concern” qualification. Given our projected cash burn rate, we will be required to raise additional capital in the very near term or proceed with selling all of the assets of the Company to a third party.

For additional information about the risks and uncertainties that may affect our business and prospects, please see “Risk Factors.”

Our address of record is 6215 Ferris Square, Suite 140, San Diego, CA 92121. Our telephone number is (858)450-4220 and our e-mail address is investors@path1.com. Additional information about Path 1 can be found on our website at www.path1.com, and in our periodic and current reports filed with the SEC. Copies of our current and periodic reports filed with the SEC are available at the SEC Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying costs. Please call the SEC at 1-800-SEC-0330 for more information. Our SEC filings are also available online at www.sec.gov and our website. No portion of our corporate or product websites are incorporated by reference into this report.

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

Our cash position on September 30, 2006, was $389,000 and we had negative working capital of $1.9 million. Despite our two private placements and issuance of a convertible note payable during the year ended December 31, 2005, in which we raised aggregate proceeds of approximately $5.4 million and $2.1 million, respectively, despite raising $916,000 in an April 2006 revolving line of credit financing, and despite raising $405,000 form the issuance of Common Stock to accredited investors in August 2006, given our projected cash burn rate, we urgently need to raise additional capital to sustain our operations. From January 30, 1998 through September 30, 2006, we have an accumulated deficit totaling $60 million. We have not yet achieved profitability, and we remain a very risky enterprise. We are trying to take steps to reduce expenses to help manage our cash.

The following efforts are currently in process to address this uncertainty:

•	We are in the process of reviewing all options in regard to quickly raising additional sources of capital, including but not limited to incurring new debt and the sale of equity and assets.

•	We have recently completed a revolving line of credit which continues to provide additional sources of working capital in the short term.

•	We have undertaken efforts to reduce discretionary costs and focus on selling existing products and services.

•	We are exploring the process of selling all the assets of the Company to a third party.

In August 2006 we closed a Common Stock financing with certain accredited investors in which the Company sold 1,620,000 shares of Common Stock at a purchase price of $0.25 for aggregate gross proceeds of $405,000. In exchange for a warrant to purchase 350,000 shares of the Company’s Common Stock, Laurus agreed to (i) defer the repayment of the $600,000 over-advance related to the RLOC from October 1, 2006 to January 1, 2007, (ii) continue the principal repayment holiday on the $2.1 million Secured Convertible Term Note from September 1, 2006 until January 1, 2007, (iii) not declare default and accelerate either the RLOC or the Secured Term Note based on noncompliance with covenants related to the Company’s delisting from AMEX and allow the Company to get listed on the OTC.BB no later than December 31, 2006, and (iv) authorize the sale of certain of the Company’s patents so that the Company can use the proceeds of the sale for operating capital. In connection with the Financing, the Company’s Chief Executive Officer, Thomas L. Tullie and the Company’s Board of Directors waived cash compensation of $40,500 and $96,000, respectively.

In April 2006 we successfully closed a bridge financing with Laurus, in which we received a $1 million revolving line of credit which we continued to utilize during the quarter. Upon closing of the RLOC we immediately drew down $916,000 and during the nine months ended September 30, 2006 we drew down an additional $924,000.

We are currently pursuing efforts to raise long term additional capital, and urgently need to do so by December 31, 2006. We cannot ensure that financing would be available to us on acceptable terms, if at all. We may not be able to successfully find any financing or other strategic opportunities for us. Our inability to raise capital when needed would seriously harm our business. In addition, additional equity may dramatically dilute our stockholders’ interest, and debt financing, if available, may involve restrictive covenants and could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on debt. If adequate funds are not available, we would need to curtail our operations significantly and might not be able to continue.

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

Explanations of net cash provided by or used in operating, investing and financing activities year-to-date as of September 30, 2006 and 2005 are provided below:

	Nine months ended September 30, 2006	Nine months ended September 30, 2005	Change Between Periods
	(unaudited)	(unaudited)
Net cash (used in) operating activities	$(2,470)	$(4,978)	$2,508
Net cash provided by (used in) investing activities	—	(209)	209
Net cash provided by (used in) financing activities	1,223	5,620	(4,397)

Net increase (decrease) in cash and cash equivalents	$(1,247)	$433	$(1,680)

Operating Activities

Net cash used for operating activities decreased approximately $2.5 million in the nine months ended September 30, 2006, compared to the same period of the previous year. The decrease in cash usage was due primarily to cost reductions implemented while we pursue long term capital. We have reduced our development costs significantly due to the termination of a product development in the previous year. We have also reduced our outside consulting expenses along with personnel and related benefits costs. In addition, approximately $1.5 million of our net loss was composed of non-cash amortization of debt discount and accretion of preferred stock discount related to multiple preferred stock financings and debt financings completed in the last two years.

Investing Activities

Net cash used for investing activities was $0 for the nine months ended September 30, 2006 as compared to $209,000 used for investing activities used in the nine months ended September 30, 2005. In the previous year, we capitalized engineering costs of $113,000 and acquired engineering equipment for $96,000.

Financing Activities

Net cash provided by financing activities was $1.2 million, for the nine months ended September 30, 2006, consisting of approximately $1.8 million in borrowing from the Laurus revolving line of credit which was partially offset by repayments on the line of credit of approximately $1.0 million and approximately $405,000 in net proceeds from sales of our Common Stock through a private placement with accredited investors. Net cash provided by financing activities was approximately $5.6 million for the nine months ended September 30, 2005, consisting primarily of approximately $5.4 million in net proceeds from the issuance of convertible preferred stock and $251,000 in proceeds from the exercise of stock options.

At September 30, 2006, we had material commitments related to our obligations under our 2005 preferred stock financings which could require us to repurchase all our convertible preferred stock for at least $5.0 million in the first quarter of 2009. The Laurus term note matures in December 2008 and the Laurus revolving line of credit matures in April 2008. Our future capital requirements will depend on many factors, including the timing of research and product development efforts, the possible need to acquire new technology, the expansion of our sales and marketing efforts, and our expansion internationally. We expect to continue to expend significant amounts in all areas of our operations.

RESULTS OF OPERATIONS

Revenues

Revenues

(in thousands)

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2006	2005		2006	2005
Product Revenue	$870	$384	127%	$2,134	$2,352	-9%
Percentage of total revenue	93%	95%		90%	98%

Service/Other Revenue	$61	$20	205%	$236	$57	314%
Percentage of total revenue	7%	5%		10%	2%

Total Revenue	$931	$404	130%	$2,370	$2,409	-2%

For the three months ended September 30, 2006, product revenues increased by $486,000, or 127%, to $870,000 from $384,000 during the three months ended September 30, 2005. The increase was due primarily to the deployment of a Digital Terrestrial Transmission by TDF in response to a regulatory requirement by the French government which requires nationwide digital “over-the-air” broadcast. In addition the increase in product revenue was partially attributable to the continued expansion of the Vyvx HD Venue Net which enables increased broadcasts of live sporting events, and the continued expansion of video on demand (“VOD”) and digital simulcast by our cable customers. The service and other revenue increased $41,000, or 205%, to $61,000 during the three months ended September 30, 2006 from $20,000 for the same period in 2005. The increase was due to higher service revenue of $20,000 primarily from a larger number of our units purchased with extended service and warranty contracts and $9,000 in higher royalty revenue related to sales of our licensees’ products based on our DotCAM ® technology.

Product revenues for the nine months ended September 30, 2006, decreased approximately $200,000, or 9% to $2.1 million from $2.3 million for the same period in 2005. The decrease in product revenue is due primarily to reduced sales of long haul gateway products of approximately $646,000 which was partially offset by an increase in sales of our cable products of approximately $428,000. Service and other revenue increased by $179,000, or 314%, from $57,000 during the nine months ended September 30, 2005 to $236,000 during the same period ended September 30, 2006. The increase was comprised primarily of $137,000 in higher service revenue due to a larger portion of our units purchased with extended service and warranty contracts and $43,000 in higher royalty revenue related to sales of our licensee’s products based on DotCAM ® technology.

Our revenues can fluctuate from quarter to quarter, based on timing of customer orders and mix of our product sales. Currently, we do not foresee any dramatic improvement of our customer orders in the next couple of quarters.

Cost of Revenues

Cost of Revenues

(in thousands)

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2006	2005		2006	2005
Cost of Revenue	$355	$369	-4%	$1,026	$1,142	-10%
Percentage of total revenue	38%	91%		43%	47%

Cost of revenues consists of personnel-related costs in providing support to customers, raw materials costs for the products, and warranty costs as well as an allocation of corporate expenses, such as corporate insurance, facilities, utilities and other.

Cost of revenues decreased by $14,000, or 4%, to $355,000 in the three months ended September 30, 2006 as compared to $369,000 in the three months ended September 30, 2005. The decrease in cost of revenue was due primarily to a reduction in personnel-related costs due to reassignment of headcount used in allocating overhead costs. The 4% decrease in cost of revenues combined with the 130% increase in product revenues resulted in an increase in gross profit percentage to 62% for the three months ended September 30, 2006 as compared to 9% for the same period ended in 2005.

Cost of revenues decreased by $116,000, or 10%, to $1.0 million in the nine months ended September 30, 2006 as compared to $1.1 million in the nine months ended September 30, 2005. The decrease was due primarily to lower personnel related expenses related to the reassignment of headcount to research and development and a decrease in material costs. The decrease in cost of revenues resulted in an increase in gross profit percentage to 57% for the nine months ended September 30, 2006 as compared to 53% for the same period ended in 2005.

We expect the cost of revenues will fluctuate in absolute dollars and as a percentage of total revenue as the related revenue fluctuates and mix of product sales varies.

Operating Expenses

Engineering, research and development

(in thousands)

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2006	2005		2006	2005
Engineering, research and development	$413	$1,175	-65%	$1,453	$3,296	-56%
Percentage of total revenue	44%	291%		61%	137%

Engineering, research and development expenses consist of salaries and benefits for engineers and cost of outside consultants as well as the allocation of corporate expenses, calculated on the basis of headcount, such as corporate insurance, facilities, utilities and other.

Engineering, research and development expenses decreased $762,000, or 65% from $1.2 million for the three months ended September 30, 2005 to $413,000 for the same period in 2006. The decrease was due primarily to the reduction of $200,000 in outside consulting and prototype development costs incurred related to product development in the prior year and the reduction of $200,000 in personnel and personnel related expenses due a reduction in headcount and a $313,000 reduction in the allocation of overhead as a result of the reduction in overall operating expenses. In addition, stock based compensation expense decreased by $55,000 due to a reduction in expenses related to direct stock grants to staff executives.

Engineering, research and development expense decreased $1.8 million, or 56%, from $3.3 million to $1.5 million for the nine months ended September 30, 2006 as compared to the same period in 2005. The decrease is due primarily to the reduction of $1.1 million in consulting expenses and prototype expenses associated with product development incurred in the prior year and the reduction of $429,000 in personnel and personnel related expenses due a reduction in personnel and a $266,000 reduction in the allocation of overhead as a result of the reduction in overall operating expenses. In addition, stock based compensation expense decreased by $113,000 due to expenses related to direct stock grants to staff executives.

Sales and marketing

(in thousands)

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2006	2005		2006	2005
Sales and marketing	$392	$949	-59%	$1,900	$2,521	-25%
Percentage of total revenue	42%	235%		80%	105%

Sales and marketing expenses consist of salaries, cost of benefits, sales commissions and other expenses related to the direct sales force, as well as allocation of overall corporate expenses, calculated on the basis of headcount, related to such items as corporate insurance, facilities, utilities, and other.

Sales and marketing expenses decreased $557,000, or 59%, to $392,000 from $949,000 for the three months ended September 30, 2006 as compared to the same period in 2005. The decrease was due primarily to a $253,000 reduction in personnel-related costs, a $229,000 reduction in the allocation of overhead as a result of the reduction in overall operating expenses and reduced stock based compensation of $42,000 due to less expense related to direct stock grants to staff executives.

Sales and marketing expenses decreased $621,000, or 25%, to $1.9 million from $2.5 million for the nine months ended September 30, 2006 as compared to the same period in 2005. The decrease was due primarily to the reduction of $372,000 in personnel related costs, a $101,000 reduction in the allocation of overhead as a result of the reduction in overall operating expenses, $62,000 in reduced stock based compensation as a result of less expenses related to direct stock grants to staff executives and a $35,000 reduction in consulting expenses.

General and Administrative

(in thousands)

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2006	2005		2006	2005
General and administrative	$482	$711	-32%	$1,424	$2,114	-33%
Percentage of total revenue	52%	176%		60%	88%

General and administrative expenses consist primarily of personnel costs for finance, information technology, human resources and general management, as well as outside professional services and an overall allocation of corporate expenses, calculated on the basis of headcount, such as corporate insurance, facilities, utilities and other.

General and administrative expenses decreased $229,000, or 32%, to $482,000 from $711,000 for the three months ended September 30, 2006 as compared to the same period in 2005. The decrease is due primarily to the reduction of $263,000 in personnel related costs, a $333,000 reduction in legal costs, a $228,000 reduction in consultants and outside services and a $16,000 reduction in board of director fees. The decreases were partially offset by an increase of $590,000 in overhead costs related to the reassignment of headcount used in the allocation.

General and administrative expenses decreased $690,000, or 33%, to $1.4 million from $2.1 million for the nine months ended September 30, 2006, as compared to the same period in 2005. The decrease is due primarily to the $540,000 decrease in stock compensation expenses due to lower expenses related to direct stock grants to staff executives, a $379,000 reduction in consultants and outside services related to decreased audit fees and consultants required in the previous year due to the employee embezzlement and turnover in the finance department. In addition personnel related costs decreased $206,000 and board of director fees decreased $16,000. The decreases were partially offset by an increase of $532,000 in overhead costs related to the reassignment of headcount used in the allocation.

Interest Expense, net

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2006	2005		2006	2005
Net interest expense	$505	$217	133%	$1,475	$470	214%
Percentage of total revenue	54%	54%		62%	20%

Net interest expense consists primarily of interest obligations on our outstanding debt and equity instruments. Interest expense was $505,000 and $1.5 million for the three and nine months ended September 30, 2006, respectively, as compared to $217,000 and $471,000, respectively for the comparable periods in 2005. The increase is due primarily to non-cash charges, characterized as “interest” for accounting purposes, related to the issuance of mandatorily-redeemable convertible preferred shares during the first six months of 2005 and related to the issuance of secured debt and warrants in December 2005 and April 2006. Our Series A Preferred Stock was issued during the first quarter of 2005 and our Series B Preferred Stock was issued in the second quarter of 2005. Thus we had a full nine months of amortization in 2006. We paid actual cash interest of approximately $85,000 and $212,000 in the three and nine months ended September 30, 2006, respectively, versus $0 and $3,000, respectively, in the corresponding 2005 periods due primarily to higher debt balances outstanding during the current year.

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

Share-Based Compensation

We adopted the provisions of SFAS 123(R) on January 1, 2006, the first day of our fiscal 2006. Accordingly, compensation costs for all share-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). We have no awards with market or performance conditions. Effective January 1, 2006 and for all periods subsequent to that date, SFAS 123(R) supersedes our previous accounting under APB 25, “Accounting for Stock Issued to Employees.” In March 2005, the SEC issued SAB 107 relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our consolidated statement of operations for the first and second quarters of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with SFAS 123(R). For share awards granted in fiscal 2006, expenses are amortized under the straight-line attribution method. For share awards granted prior to fiscal 2006, expenses are amortized under the straight-line single option method prescribed by SFAS 123. As share-based compensation expense recognized in the consolidated statement of operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 20% for both officers and directors and 20% for employees in the three and nine months ended September 30, 2006 based on our historical experience. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred. For the nine months ended September 30, 2006, we recorded $413,000 in stock-based compensation expense related to FAS123(R).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We would be exposed to changes in interest rates primarily from any marketable securities and investments in certain available-for-sale securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At September 30, 2006, we did not have any marketable securities or investments in available-for-sale securities, nor did we have any sales denominated in a currency other than the United States dollar. Our cash equivalents’ principal would not be materially changed by changes in interest rates, but our $2.1 million term loan and $1.0 million revolving line of credit from Laurus have a floating interest rate and we would have to pay more on interest on the outstanding balance if the interest rates hike again. An immediate increase of two percentage points in the prime interest rate would result in us having to pay additional interest of approximately $60,000 over the next 12 months under these two notes.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports to the SEC is recorded, processed, summarized and reports to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. For example, a company’s operations may change over time, such as the result of new or discontinued lines of business, and management must periodically modify a company’s internal controls and procedures to timely match these changes in its business. Further, all controls and procedures are necessarily subject to the judgment of management in evaluating the design and cost benefit relationship of possible controls and procedures, and the judgment of company personnel in their application.

As of September 30, 2006, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including Tom Tullie, our Chief Executive Officer and Jeremy Ferrell our Interim Chief Financial Officer, of the effectiveness of the design an operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation referenced above that occurred during our last fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please see the disclosures in our annual report on Form 10-K for the year ended December 31, 2005 under the caption “Legal Proceedings” regarding the ongoing lawsuit by Gryphon and GSSF Master Fund, LP, and the settled lawsuit which had been brought by Castle Creek, which are incorporated herein by reference. There have been no material developments in those matters since the filing of our Form 10-K.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risks and uncertainties before you invest in our Common Stock. Investing in our Common Stock involves risk. If any of the following risks or uncertainties actually occurs, our business, financial condition or results of operations could be materially adversely affected. The following are not the only risks and uncertainties we face. Additional risks and uncertainties of which we are unaware or which we currently believe are immaterial could also materially adversely affect our business, financial condition or results of operations. In any case, the trading price of our Common Stock could decline, and you could lose all or part of your investment. See also, “Forward-Looking Statements” In Part I, Item 2.

We need to raise additional capital in the very near future.

Our cash position was approximately $389,000 at September 30, 2006 and approximately $336,000 as of November 9, 2006. Also, our current ratio of current assets to current liabilities has declined significantly, and we have been taking on secured debt. Despite our two private placements in 2005 (in which we raised aggregate proceeds of approximately $5.4 million), our secured convertible term note financing in December 2005 (in which we borrowed $2,100,000), our revolving line of credit financing in April 2006 (in which we borrowed a net of $1.3 million ), and our Common Stock financing in which we raised $405,000 in August 2006, given our projected monthly gross cash burn rate (without contribution from our gross margin on sales of products and without litigation expenses) of approximately $350,000, we need to raise additional capital or sell the assets of the Company to sustain our operations. Without significant revenue, the sale of assets or additional financing we will not be able to fund operations through the fourth quarter of 2006. Financing may not be available to us on acceptable terms, if at all. Our inability to raise capital when needed will severely harm our business. The report of Swenson Advisors LLP, our previous auditors, on our 2005 financial statements includes a “going-concern” qualification, which means that our auditors expressed substantial doubt as to our ability to continue as a going concern. In addition, additional equity financing may dilute our stockholders’ interest massively, and additional debt financing, if available, may involve restrictive covenants and could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on debt. If adequate funds are not available, we might not be able to continue our operations.

One of our possible alternatives in our pursuit of additional financing is the winding down of operations if we do not secure sufficient financing.

If we do not secure sufficient financing in the very near future, complete the sale of certain or all assets to a third party or improve dramatically our customer orders in the current quarter, the board of directors may consider winding down our operation as the best alternative to all constituencies to whom it owes a fiduciary duty.

One of our possible alternatives in our pursuit of additional financing is becoming a private company.

A possible outcome of our pursuit of additional financing options will be the privatization of the Company. In the event that the Company becomes a private entity, we no longer would be required to file Securities Exchange Act reports and various other corporate governance and disclosure requirements applicable to us and our insiders would become inapplicable; the effect of such privatization would be that our shares would become practically illiquid.

Our stock has been delisted from the American Stock Exchange.

On June 8, 2006, we received notice from AMEX of their intention to strike the common stock of Path 1 from listing and registration on AMEX due to our non-compliance with one of the AMEX’s continued listing standards, Section 1003(a)(iv) of the AMEX Company Guide, in that we have sustained losses which are so substantial in relation to our overall operations or our existing financial resources, or our financial condition has become so impaired that it appears questionable, in the opinion of AMEX, as to whether we will be able to continue operations and/or meet our obligations as they mature. The actual delisting occurred on June 23, 2006. We have begun to seek to list our stock on the OTC Bulletin Board or, failing that, a lower-tier over-the-counter quotation service. Our stock is subject to the SEC’s “penny stock” rules, which would affect the practices of stockbrokers seeking orders for our stock and which would have a negative effect on our stock price. Currently our stock is trading on the “Pink Sheets” and the liquidity of our securities is accordingly reduced.

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

We have incurred operating losses since our inception in January 1998. As of September 30, 2006, our accumulated deficit was approximately $60.0 million. We have never been profitable. We expect to continue to incur significant operating, sales, marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.

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

Gryphon and GSSF Master Fund, LP, which together hold a majority of our Series A Preferred Stock, filed a lawsuit against us in January 2006, in the United States District Court for the Northern District of Texas, alleging that the consent of a majority of the “Series A” Preferred Stock had been required in connection with our December 2005 issuance of a $2,100,000 secured convertible note and related warrants to Laurus, but that such consent had not been obtained. We believe such consent was not required. The plaintiffs’ complaint states that they are seeking to recover from us an unspecified amount of damages, including interest, attorneys’ fees and court costs.

We believe our defenses to the claims in this lawsuit are meritorious, however, due to the inherent uncertainties of litigation, we could incur substantial liabilities if the plaintiffs were to prevail in any respect in connection with their claims. In addition, even if we were to prevail in all respects or reach a settlement on mutually agreeable terms, the costs and expenses of any defense and/or settlement have been and could continue to be significant, and the litigation process could be time consuming and could divert our management and key personnel from our business operations. The occurrence of any of these events could result in substantial liabilities to us and harm our business.

A similar lawsuit had been filed against us in January 2006 by Castle Creek, which holds a majority of our Series B 7% Convertible Preferred Stock, alleging that the consent of a majority of the Series B Preferred Stock was required in connection with such issuance. Although we believe such consent was not required and that we had meritorious defenses to Castle Creek’s claims, we settled this case on February 10, 2006 in order to avoid the uncertainties, risks, costs, expenses and diversion described above. We agreed to make payments, in stock and in cash, economically equivalent to accrued dividends on Castle Creek’s Series B Preferred Stock, and we agreed to issue stock upon any Series B Preferred Stock conversion by Castle Creek so such conversion would be economically equivalent to a conversion by Castle Creek at a $2.6316 conversion price. We also agreed to an offer of similar terms to all the other holders of Series B Preferred Stock; we did so, and they all accepted the offer. On February 24, 2006, we paid the economic equivalent of accrued dividends to Castle Creek and all such other holders by issuing a total of 54,605 shares of our Common Stock to them. A total of $124,012 of accrued dividends was thereby relieved.

We have offered to settle the Gryphon/GSSF lawsuit on the same terms as were provided to Castle Creek. We have also offered an optional extension of the proposed settlement’s benefits and burdens to each of the respective minority holders of our Series A Preferred Stock. The plaintiffs have not accepted this offer as of the date of this prospectus, and the case is proceeding. If Gryphon/GSSF and, after them, the other respective minority Series A Preferred Stock holders were to accept our offer of settlement on the same terms as provided to Castle Creek and the minority Series B Preferred Stock holders (which, as of the date of this prospectus, they have not so accepted), we would expect to issue shares of our Common Stock from time to time, at market-based rates, as payment of the economic equivalent of accrued dividends.

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

The issuance of any shares of our Common Stock as the payment of the economic equivalent of accrued dividends to the holders of our Series B Preferred Stock or Series A Preferred Stock, or the issuance of any additional shares of our Common Stock upon conversion of shares of our preferred stock so as to reflect the economic equivalent of a conversion at a $2.6316 or $1.51 conversion price would, in each case, dilute other stockholders’ ownership in the Company, and the sale of such shares of Common Stock in the market could cause the market price of our common stock to decline as a result of the increased supply of shares. In addition, our commitment to make the settlement payments described above (in either stock or cash) could also significantly affect our ability to raise additional capital, as potential investors may increase the costs of any new financing in light of our obligation to make such settlement payments.

Following our secured convertible term note financing in December 2005, and our secured non-convertible revolving note financing in April 2006, we have a significant amount of debt outstanding and we may not be able to generate sufficient cash flow to meet our debt service obligations.

On April 25, 2006, we entered into a $1 million non-convertible secured revolving line of credit with Laurus. The revolving line of credit bears an annual interest rate equal to prime plus 200 basis points per annum, payable monthly in cash. In connection with the financing, we issued to Laurus a seven year warrant to purchase up to 662,251 shares of Common Stock at an exercise price of $1.51 per share. Additionally, Laurus agreed to postpone five months of principal payments totaling $303,000 related to the $2.1 million convertible note issued in December 2005. Monthly principal payments will resume in January 2007. This revolving line of credit is secured by all our assets pursuant to a Security Agreement dated April 25, 2006. We have the ability to draw down advances under the revolving line of credit subject to limits based on our accounts receivable balances and inventory levels.

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

We face competition from established and developing companies, many of which have significantly greater resources, than we do, and we expect such competition to grow.

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

In addition, if the average daily trading volume in our Common Stock is low, the resulting illiquidity could magnify the effect.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, continue to create uncertainty for many companies, including ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies or in legal interpretations rendered in judicial opinions, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention form revenue or profit generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards do not meet the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

Any changes to existing accounting pronouncements or taxation rules or practices may cause adverse fluctuations in our reported results of operations or affect how we conduct our business; Newly adopted accounting regulations requiring companies to expense stock options will result in a decrease in our earnings, or an increase in our losses, and our stock price may decline.

A change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practices have occurred and may occur in the future. The change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct business.

The FASB recently adopted an accounting standard that eliminates the ability to account for share-based compensation transactions using the intrinsic method that we used through 2005. SFAS No. 123(R) generally requires for us that, beginning in 2006, such transactions be accounted for using a fair-value-based method and recognized as an expense in our consolidated statement of operations. We have expensed stock options vested after December 31, 2005, and recorded stock-based compensation amounting to $413,000 for the nine months ended September 30, 2006. Through 2005, we generally only disclosed such expenses on a pro forma basis in the notes to our consolidated financial statements in accordance with accounting principles generally accepted in the United States.

The stock options and bonus stock we offer to our employees, non-employee directors, consultants and advisors could result in ongoing dilution to all stockholders.

We maintain three equity compensation plans: (i) the 2000 Plan, pursuant to which we may issue an aggregate of 710,000 options and shares of Common Stock to employees, officers, directors, consultants and advisors, (ii) the Purchase Plan, pursuant to which our employees are provided the opportunity to purchase our stock through payroll deductions, and (iii) the 2004 Plan, pursuant to which we may issue a total of 900,000 options and shares of Common Stock to employees, officers, directors, consultants and advisors. As of September 30, 2006, 475,000 shares of stock had been granted directly to current and former executives of the Company and there were options outstanding to purchase 50,153 shares of Common Stock under our 2000 Plan; 599,847 shares of Common Stock remained available for issuance under the 2000 Plan. A maximum of 41,667 shares of Common Stock have been authorized for issuance under the Purchase Plan. As of September 30, 2006, there were options outstanding to purchase 281,249 shares of Common Stock and 318,000 shares of stock had been granted directly to current executives of the Company under our 2004 Plan; 355,751 shares of Common Stock remained available for issuance under the 2004 Plan.

In addition, as of September 30, 2006, there were 115,000 shares of Common Stock subject to outstanding options granted other than under the 2004 Plan, the 2000 Plan or the Purchase Plan. These options were granted as inducement stock options to Thomas Tullie, our new CEO, in 2005.

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

As of September 30, 2006, there were outstanding warrants to purchase up to 5,406,072 shares of our Common Stock with a weighted average exercise price of $4.41 per share. The weighted average remaining life for all of the outstanding warrants as of September 30, 2006 was 3.00 years. In addition, at September 30, 2006, there were 811,921 shares of Series A Preferred Stock and 731,157 shares of Series B Preferred Stock outstanding. These shares are convertible into shares of Common Stock. Also, we issued a secured convertible term note in the principal amount of $2,100,000 in December 2005 which is convertible into 775,412 shares of Common Stock. As indicated below, this note is convertible into shares of our Common Stock, and we are required in certain circumstances to make scheduled principal and interest payments in shares of our Common Stock rather than in cash.

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

In the second quarter of 2005, we issued 792,306 shares of Series B Preferred Stock, with rights and preferences substantially similar to those of the Series A Preferred Stock.

As of September 30, 2006, there remain outstanding 811,921 shares of Series A Preferred Stock and 731,157 shares of Series B Preferred Stock.

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

Previously disclosed in our Current Reports on Form 8-K filed with the SEC on September 1, 2006, September 5, 2006 and September 7, 2006, each of which are incorporated herein by reference.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As of November 14, 2006, we have an accumulated dividend accrual on our outstanding Series A Preferred Stock of approximately $305,000.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended. (1)

3.2	Certificate of Amendment of Certificate of Incorporation, as filed with the Delaware Secretary of State on February 28, 2002. (2)

3.3	Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State on July 22, 2003. (3)

3.4	Certificate of Designations of Preferred Stock to be Designated 7% Convertible Preferred Stock, as filed with the Delaware Secretary of State on January 27, 2005. (4)

3.5	Amended and Restated Certificate of Designations. (5)

3.6	Certificate of Designations of Preferred Stock to be Designated Series B 7% Convertible Preferred Stock, as filed with the Delaware Secretary of State on May 31, 2005. (5)

3.7	Amended and Restated Bylaws. (1)

4.1	Warrant to Purchase Common Stock dated August 30, 2006 by and among the Company and Laurus Master Fund, Ltd. (6)

10.1	Purchase Agreement dated August 30, 2006 by and between the Company and the investors whose names appear on the signatures pages thereof. (6)

10.2	Officer Waiver of Cash Compensation dated August 30, 2006. (6)

10.3	Form of Board of Directors Waiver of Cash Compensation dated August 30, 2006. (6)

10.4*	Patent Purchase Agreement dated November 13, 2006 between the Company and Great Links G.B. LLC.

31.1*	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a-14(a).

31.2*	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a-14(a).

32.1*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 / 18 U.S.C. Section 1350/ SEC Rule 13a-14(b).

32.2*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 / 18 U.S.C. Section 1350/ SEC Rule 13a-14(b).

*	Filed Herewith

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Current Report on Form 8-K filed with the SEC on December 16, 2005.

(2)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on April 15, 2002.

(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, Current Report on Form 8-K filed with the SEC on July 23, 2003.

(4)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, Current Report on Form 8-K filed with the SEC on January 31, 2005.

(5)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, Current Report on Form 8-K filed with the SEC on June 5, 2005.

(6)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, Current Report on Form 8-K filed with the SEC on September 1, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Path 1 Network Technologies Inc.

By:	/s/ Thomas L. Tullie
Thomas L. Tullie
President and Chief Executive Officer

Date: November 13, 2006

INDEX OF EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended. (1)

3.2	Certificate of Amendment of Certificate of Incorporation, as filed with the Delaware Secretary of State on February 28, 2002. (2)

3.3	Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State on July 22, 2003. (3)

3.4	Certificate of Designations of Preferred Stock to be Designated 7% Convertible Preferred Stock, as filed with the Delaware Secretary of State on January 27, 2005. (4)

3.5	Amended and Restated Certificate of Designations. (5)

3.6	Certificate of Designations of Preferred Stock to be Designated Series B 7% Convertible Preferred Stock, as filed with the Delaware Secretary of State on May 31, 2005. (5)

3.7	Amended and Restated Bylaws. (1)

4.1	Warrant to Purchase Common Stock dated August 30, 2006 by and among the Company and Laurus Master Fund, Ltd. (6)

10.1	Purchase Agreement dated August 30, 2006 by and between the Company and the investors whose names appear on the signatures pages thereof. (6)

10.2	Officer Waiver of Cash Compensation dated August 30, 2006. (6)

10.3	Form of Board of Directors Waiver of Cash Compensation dated August 30, 2006. (6)

10.4*	Patent Purchase Agreement dated November 13, 2006 between the Company and Great Links G.B. LLC.

31.1*	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a-14(a).

31.2*	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 / SEC Rule 13a-14(a).

32.1*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 / 18 U.S.C. Section 1350/ SEC Rule 13a-14(b).

32.2*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 / 18 U.S.C. Section 1350/ SEC Rule 13a-14(b).

*	Filed Herewith

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Current Report on Form 8-K filed with the SEC on December 16, 2005.

(2)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on April 15, 2002.

(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, Current Report on Form 8-K filed with the SEC on July 23, 2003.

(4)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, Current Report on Form 8-K filed with the SEC on January 31, 2005.

(5)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, Current Report on Form 8-K filed with the SEC on June 5, 2005.

(6)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, Current Report on Form 8-K filed with the SEC on September 1, 2006